Form 10-K
period 2018-12-31
Equillium, Inc.
filed 2019-03-27
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38692

EQUILLIUM, INC.

(Exact name of registrant as specified in its Charter)

Delaware	82-1554746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2223 Avenida de la Playa, Suite 105 La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 412-5302

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Market

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 26, 2019, there were 17,376,236 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to research, develop and commercialize EQ001 and any future product candidates;
•	our ability to obtain and maintain regulatory approval of EQ001 in any of the indications for which we plan to develop it;
•	our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical trials of EQ001;
•	the success, cost, and timing of our product development activities, including our ongoing and planned clinical trials of EQ001;
•	the size of the markets for our product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize EQ001;
•	the rate and degree of market acceptance of EQ001;
•	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States;
•	the performance of our third-party service providers, including Biocon Limited and other suppliers and manufacturers;
•	the safety, efficacy and market success of competing therapies that are or become available;
•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, as amended, or JOBS Act;
•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•

our expectations regarding our ability to obtain and maintain intellectual property protection for EQ001 and our ability to operate our business without infringing on the intellectual property rights of others.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs, opinions and views with respect to future events and are based on estimates, assumptions and information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should carefully read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

We are a biotechnology company leveraging deep understanding of immunobiology to develop products for severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our initial product candidate, EQ001 (itolizumab), is a clinical-stage, first-in-class monoclonal antibody that selectively targets the novel immune checkpoint receptor CD6. CD6 plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking. Activated Teff cells drive a number of immuno-inflammatory diseases across therapeutic areas including transplant science, systemic autoimmunity, pulmonary, neurologic, gastrointestinal, renal, vascular, ophthalmic and dermatologic disorders. Therefore, we believe EQ001 may have broad therapeutic utility in treating a large and diverse set of severe immuno-inflammatory diseases.

T cell mediated diseases*

*	We are focusing our initial development efforts on EQ001 for the treatment of the diseases underlined in bold and are evaluating additional T cell driven indications for future development.

Our pipeline is focused on developing EQ001 as a potentially best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. In the first quarter of 2019, we initiated a Phase 1b/2 clinical trial of EQ001 for the treatment of acute graft-versus-host disease, or aGVHD, and expect top-line data from the Phase 1b part of this trial in the first quarter of 2020. Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for aGVHD was accepted in July 2018. The FDA granted EQ001 Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In the second quarter of 2019, we plan to initiate a Phase 1b proof-of-concept clinical trial for the treatment of uncontrolled moderate to severe asthma. We also plan to commence a development program in lupus nephritis with plans to initiate a Phase 1b proof-of-concept clinical trial in the second half of 2019. The following chart summarizes our initial development plans for EQ001.

We have an ongoing translational biology program to assess the therapeutic utility of EQ001 in additional indications where CD6 and its ligand activated leukocyte cell adhesion molecule (ALCAM), together the CD6-ALCAM pathway, play an important role in the pathogenesis of T cell mediated diseases. Our selection of additional indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing EQ001 into further development.

We acquired U.S. and Canadian rights to itolizumab in May 2017, pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Following completion of a Phase 3 clinical trial conducted outside of North America, itolizumab was approved in India for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon as ALZUMAb. Today, India is the only jurisdiction where ALZUMAb is approved or marketed. EQ001 has been evaluated in one Phase 1 clinical trial to date, conducted by Biocon, and is not approved for commercial sale in the United States or Canada. In the first quarter of 2019, we initiated a Phase 1b/2 clinical trial of EQ001 for the treatment of aGVHD. Our partnership with Biocon includes an exclusive supply agreement for clinical and commercial drug product of EQ001. Biocon currently manufactures EQ001 at commercial scale in a facility regulated by the FDA.

Strategy

Our goal is to become a leading, fully-integrated biotechnology company focused on therapies for severe immuno-inflammatory disorders. To achieve our goal, we intend to:

▪

Develop EQ001 for the treatment of GVHD. Based on our deep and proprietary understanding of the CD6-ALCAM pathway, our translational research, and prior clinical studies targeting CD6+ Teff cells in graft-versus-host disease, or GVHD, we are initially developing EQ001 for the frontline treatment of aGVHD. EQ001 blocks the CD6-ALCAM pathway thereby inhibiting Teff cell activity and trafficking into tissues. We initiated a Phase 1b/2 clinical trial of EQ001 as a front-line therapy concomitant with steroids for the treatment of aGVHD and expect top-line data from the Phase 1b part of this trial in the first quarter of 2020. In this trial we will assess safety, pharmacokinetics, or PK, pharmacodynamics, or PD, and a number of clinical outcomes including overall response rate, survival, steroid taper and incidence of chronic GVHD, or cGVHD. Based on input from our clinical advisors, we have decided to take a sequential approach to developing EQ001 in GVHD as we contemplate expanding the program. Learnings from the Phase 1b portion of the aGVHD trial will inform our clinical development strategy that includes a broader life-cycle approach, potentially including cGVHD, as well as the prevention of GVHD. We believe that this sequential approach enables a more efficient and optimized development program in GVHD.

▪

Develop EQ001 for the treatment of uncontrolled asthma. Asthma is a heterogeneous immuno-inflammatory disease for which Teff cells such as Th2 and Th17 play a central role in immunopathogenesis. Targeting the CD6-ALCAM pathway with EQ001 has been shown to inhibit the activity and trafficking of both Th2 and Th17 Teff cells. Therefore, we believe EQ001 is uniquely positioned to broadly address both Th2-mediated eosinophilic and non-Th2-mediated non-eosinophilic asthma. Current biological therapies that are approved and most of the new agents in development for asthma have focused on patients with eosinophilic Th2-driven asthma and don’t address a large portion of the population with non-eosinophilic or non-Th2 asthma. Our development strategy will be to address these gaps in care by assessing activity of EQ001 in uncontrolled asthma patients with both eosinophilic and non-eosinophilic asthma. We plan to initiate a proof-of-concept clinical trial of EQ001 in patients with uncontrolled moderate to severe asthma in the second quarter of 2019, with topline data expected in the second half of 2020.

▪

Develop EQ001 for the treatment of lupus nephritis. EQ001 has been shown to block the CD6-ALCAM pathway thereby inhibiting Teff cell activity and trafficking into tissues. Translational data in preclinical models of lupus and glomerulonephritis, plus data from human kidney and urine samples, supports targeting the CD6-ALCAM pathway in lupus nephritis. EQ001 represents a promising therapeutic approach that is highly differentiated relative to B cell, single cytokine and other co-stimulatory therapies that have largely failed in attempts to develop treatments for lupus and lupus nephritis. We believe that EQ001 represents a promising therapeutic approach that is highly differentiated relative to B cell, single cytokine and other co-stimulatory therapies that have largely failed in attempts to develop treatments for lupus and lupus nephritis. We plan to initiate a Phase 1b proof-of-concept clinical trial of EQ001 in patients with lupus nephritis in the second half of 2019. As part of the early development program in lupus nephritis, we plan to also include the co-development and validation of the CD6-ALCAM pathway and other urinary biomarkers to further evaluate and support a companion diagnostic strategy.

▪

Expand clinical development of EQ001 into additional indications based on our translational biology program. We will continue to conduct preclinical and translational studies and assimilate learnings from EQ001 in clinical trials to help inform the selection of additional indications for future development.

▪

Opportunistically expand our pipeline of product candidates. We will leverage the collective talent within our organization to opportunistically acquire or in-license other high-value therapeutic programs that may complement our core strategy or have the potential for synergistic therapeutic benefit in combination with EQ001.

▪

Build a commercial infrastructure. If approved, we intend to commercialize EQ001 ourselves in indications that can be efficiently targeted using a specialty sales force, such as aGVHD and lupus nephritis. For other indications, such as severe asthma, we intend to commercialize EQ001 either independently or through collaborations with other parties.

Understanding the Basis of Our Approach: The Role of CD6 in Autoimmunity

The role of the immune system is to defend the body against foreign organisms and cells, including cancerous cells, and in doing so must distinguish accurately between self- and non-self entities, a process called tolerance. Autoimmunity is an immune response directed against the body’s own healthy cells and tissues, and is the underlying process in many inflammatory diseases. Autoimmunity results from a loss of tolerance caused in part by an imbalance in the relationship between Teff and regulatory T cells, or Treg cells, see Figure 1.

Figure 1: Autoimmunity is a balancing act. Treg cells play an important role in preventing Teff cells targeting of self-antigens that can lead to autoimmunity and tissue destruction.

Immune checkpoints are critical regulators of immune activation pathways and can be either co-stimulatory (activating) or co-inhibitory (inhibiting). These pathways are crucial for maintaining immune balance and preventing autoimmunity. Immune checkpoints have been targeted for the treatment of cancers, where blockade of co-inhibitory signals results in an increased immune response against tumor cells, and such approaches have resulted in the approval of several novel therapeutics. We believe co-stimulatory checkpoints are attractive drug targets for the treatment of immuno-inflammatory diseases and more recently they have become a focus of development in immuno-inflammation. However, identifying checkpoints that allow for the selective modulation of Teff cell activity while preserving Treg cell activity in order to promote tolerance has proven challenging.

CD6 is a novel, tightly-regulated, co-stimulatory receptor that plays an integral role in modulating T cell activation, proliferation, differentiation and trafficking. CD6 serves as a key checkpoint in regulating Teff cells that are central to autoimmune responses. Preclinical and clinical studies have shown that blockade of CD6 co-stimulation leads to selective inhibition of pathogenic Teff cell activity and trafficking, while preserving the important regulatory function of Treg cells. Such studies and new insights into the underlying biology highlight CD6 as a resurgent target for the treatment of multiple immuno-inflammatory diseases.

CD6 is predominantly expressed on T helper cells, or Th cells, and regulates T cell responses. Once activated, naïve Th cells become Teff cells and carry out specialized immune functions depending on their specific phenotype such as Th1, Th2 and Th17 cells. The expression levels of CD6 are increased on Teff cells and are associated with autoreactivity in cells, leading to autoimmunity. Conversely, the lack of expression of CD6 on Treg cells suggests that CD6 is not required for their regulatory function. See Figure 2.

Figure 2: CD6, a novel, tightly-regulated, co-stimulatory checkpoint central to autoimmunity. The expression levels of CD6 are increased on Teff cells such as Th1, Th2 and Th17 cells and are associated with autoreactivity. Conversely, the lack of expression of CD6 on Treg cells suggests that CD6 is not required for their regulatory function.

Activated leukocyte cell adhesion molecule, or ALCAM, is a ligand of CD6 that is expressed on hematopoietic tissues such as antigen-presenting cells, where it is important for immune synapse formation and optimal co-stimulation. Binding of ALCAM to domain-3 of CD6 leads to the downstream activation of several mitogen activated protein kinase, or MAPK, pathways related to T cell activation, proliferation, differentiation and survival. See Figure 3.

Studies have shown that co-stimulation of CD6 by ALCAM enhances T cell activation and resulted in a five-fold increase in IL-2 receptor mediated Teff cell proliferation. Moreover, CD6 co-stimulation promotes a preferentially pro-inflammatory response and increased secretion of Teff cytokines IFN-γ, TNF-α and IL-6. Additionally, CD6 co-stimulation leads to increased expression and activation of validated targets for the treatment of immuno-inflammatory disease, including signal transducer and activator of transcription 3, or STAT3, and retinoid acid-related orphan receptor, or RORγt, the master transcriptional regulator of Th17 cells. This results in increased expression of IL-23R and high levels of IL-17, both markers of pathogenic Th17 cell activity and resistance to steroid treatment, which is a first-line therapy in many immuno-inflammatory diseases. Th17 cells play an especially important role in autoimmunity: Th17 and Treg cells are reciprocally regulated and thus an increase in Th17 cells and associated cytokines leads to suppression of Treg cell activity and loss of tolerance. Studies have shown that co-stimulation through CD6 is superior to CD28 co-stimulation in driving Th17 cell development and thus represents an attractive target for the treatment of immuno-inflammatory diseases, especially those resistant or refractory to steroid treatment.

ALCAM is also expressed on non-hematopoietic tissues such as the vascular endothelium, blood-brain barrier, skin, lung, kidney and gut, where it selectively facilitates the trafficking of T cells expressing CD6. Studies have shown that, in the presence of the pro-inflammatory cytokine IFN-γ, the expression of ALCAM is increased on a number of cell types, suggesting an important dual role for the CD6-ALCAM pathway in autoimmune and inflammatory responses.

Figure 3: CD6 co-stimulation drives pathogenic T cell development and activity. Co-stimulation occurs through the binding of ALCAM to domain-3 of CD6, leading to synergistic activation resulting in a five-fold increase in IL-2 receptor mediated Teff cell proliferation. Co-stimulation through CD6 promotes a pro-inflammatory response including the activation of pSTAT3 and RORγt resulting in increased expression of IL-23R and pathogenic secretion of several Teff pro-inflammatory cytokines. ALCAM expressed on tissues such as the skin, lung, gut, blood-brain-barrier and kidney, selectively facilitates the trafficking of Teff cells expressing CD6. Notably, Th17 cells (that are steroid insensitive) and associated cytokines suppress Treg cell activity leading to a high Th17:Treg ratio characteristic of chronic autoimmunity.

Modulation of Teff Cell Activity with EQ001

EQ001 is a humanized antibody that selectively binds to human CD6 and inhibits the interaction of CD6 with its ligand ALCAM, preventing co-stimulation, and thereby reducing Teff cell activity and trafficking. Preclinical studies of EQ001 have shown that blockade of CD6 leads to a reduction in Teff cell proliferation and downregulation of several important pathways that contribute to Teff cell development such as Th1, Th2 and Th17 cells. Critically, CD6 blockade leads to the downregulation of important cellular pathways that control inflammation, including STAT3 and RORγt. The downregulation of these pathways is accompanied by decreased secretion of the pro-inflammatory Teff cytokines IFN-γ, TNF-α, IL-6 and IL-17. See Figure 4.

Figure 4: Blockade of CD6 reduces T cell activation, proliferation and differentiation. (A-C) Human peripheral blood mononuclear cells, or PBMC, were stimulated in Th17 polarizing conditions in the presence of EQ001 or a control antibody. On Day 3 post-stimulation, EQ001 reduced the percentage of activated T cells, shown in panel A, and the percentage of proliferating T cells, shown in panel B. EQ001 also reduced levels of pSTAT3, a Th17 signature transcription factor, shown in panel C. (D and E) PBMC cells were re-stimulated with PMA-Ionomycin for five hours and analyzed for expression of intracellular cytokine IL-17A and another Th17 signature transcription factor RORγt. Day 6 representative histogram of RORγt is shown in panel D and the corresponding dot plots of RORγt and IL-17A gated on lymphocyte scatter and CD3 expressing T cells are shown in panel E. (F) Splenocytes were isolated from mice treated with anti-CD6D1, a mouse surrogate anti-CD6 antibody, or a control antibody and stimulated ex vivo. Anti-CD6D1 treatment resulted in a substantially reduced response to stimulation and the splenocytes secreted lower levels of pro-inflammatory T cell cytokines IL-17A, IL-6, IFN-γ and TNF-α, shown in panel F. *p<0.05.

Additionally, inhibiting the binding of ALCAM to CD6, either by anti-CD6 monoclonal antibodies or by deletion of the gene expressing CD6, modulates lymphocyte trafficking and results in reduced Teff cell infiltration into inflamed tissues. Based on its broad multi-modal mechanism, we believe EQ001 has the potential to treat multiple immuno-inflammatory diseases including those that are resistant or refractory to existing therapies. See Figure 5.

Figure 5: Blockade of CD6 by EQ001 inhibits Teff cell activation, proliferation, differentiation and trafficking. EQ001 selectively binds to domain-1 of CD6 and inhibits the interaction of ALCAM, preventing co-stimulation and thereby reducing Teff cell proliferation. Blockade of CD6 downregulates pSTAT and RORγt resulting in reduced expression of IL-23R and secretion of pro-inflammatory Teff cytokines IFN-γ, TNF-α, IL-6 and IL-17. Additionally, inhibiting the binding of ALCAM to CD6, reduces lymphocyte trafficking into inflamed tissues such as the skin, lung, gut, blood-brain-barrier and kidney. Reduction in the number and activity of Th17 cells inhibiting the Treg cells restores immune balance and promotes immune tolerance.

Experimental Evidence for Targeting CD6 in Immuno-Inflammation

We are leveraging our deep understanding of immunobiology and translational biology program to assess the importance of the CD6-ALCAM pathway in disease pathogenesis and therapeutic utility of CD6 blockade using well-characterized model systems and human tissues. As a leader in the field of CD6 immunobiology, our objective is to inform selection of indications in specific disease areas that are likely to respond to the targeting of the CD6-ALCAM pathway by EQ001.

The role of CD6 in pathogenic Teff cell development has been independently validated in vivo both genetically and pharmacologically in experimental models of Th1, Th2 and Th17 immuno-inflammation, as summarized in Table 1.

Table 1: Published, independent studies supporting the role of CD6 in immuno-inflammatory diseases.

Animal Model/Indications	Method	Results & Conclusions
Experimental Autoimmune Uveitis Zhang et al. 2018 Journal of Autoimmunity	CD6-/- mouse†	∎ Decreased retinal inflammation (80% reduction in the mean histopathological scores)* ∎ Decreased autoreactive T cell responses (>70% reduction in Th1 and Th17 cytokine production)*
	Mouse anti-CD6D1**	∎ Decreased retinal inflammation (80% reduction in the mean histopathological scores)* ∎ Decreased T cell infiltration in the eyes (79% reduction in infiltrating T cell numbers)*
Experimental OVA-induced Asthma Kim et al. 2018 American Journal of Respiratory & Critical Care Medicine	ALCAM-/- mouse†	∎ Decreased pro-inflammatory Th2 cell responses* ∎ Decreased T cell trafficking into the lung
	Mouse anti-CD6D1**	∎ Decreased T cell proliferation*
Experimental Autoimmune Encephalomyelitis Multiple Sclerosis, Neuromyelitis Optica, Acute Disseminated Encephalomyelitis Li et al. 2017 Proceedings of the National Academy of Sciences	CD6-/- mouse†	∎ Decreased clinical disease scores* ∎ Decreased pathogenic T cell responses (significant reduction in Th1 and Th17 cytokine production)* ∎ Blocked pathogenic T cell infiltration into the CNS
	Mouse anti-CD6D1**	∎ Decreased clinical disease scores* ∎ Decreased Th1 and Th17 cell responses* ∎ Decreased inflammation and demyelination in the CNS
Imiquimod-induced Psoriasis Consuegra-Fernandez et al. 2017 Cellular and Molecular Immunology	CD6-/- mouse†	∎ Decreased skin inflammation (epidermal thickness)* ∎ Decreased pro-inflammatory cytokines* ∎ Decreased Th17 cell differentiation in vitro*
Experimental OVA-induced Allergy Kim et al., 2018 Clinical & Experimental Immunology	ALCAM-/-	∎ Decreased pro-inflammatory Th2 cell responses* ∎ Decreased disturbance of intestinal tissue ∎ Decreased Th2 cytokines (IL-4, IL-5 and IL-13)
	anti-mouse CD6	∎ Decreased T cell proliferation*

†	CD6-/- is a mouse with a homozygous null gene deletion of CD6. ALCAM -/- is a mouse with a homozygous null gene deletion of ALCAM.
*	Represents a statistically significant result (p<0.05).
**	Mouse surrogate anti-CD6 antibody.

In addition to these published studies, we have demonstrated the activity of EQ001 (or anti-CD6D1, its mouse surrogate anti-CD6 antibody) in a number of disease models. Described below are findings from studies in models of several key immuno-inflammatory disease areas, including GVHD, inflammatory bowel disease and neuroinflammation, which illustrate blockade of CD6 inhibiting pathogenic T cell activity. We believe the results of these published studies and our internal translational program support our approach in targeting the CD6-ALCAM pathway in the treatment of immuno-inflammation.

Treatment with EQ001 Attenuates GVHD

GVHD is a multisystem disease commonly associated with hematopoietic stem cell transplants in which transplanted donor lymphocytes attack host tissues. GVHD is predominantly driven by T cells that express high levels of CD6. Prior clinical studies have implicated cells expressing CD6 in the development of GVHD, suggesting that CD6 is a highly relevant target to this disease.

The Hu-PBMC-NSG model is a humanized xenograft mouse model of GVHD generated by injection of human peripheral blood mononuclear cells, or Hu-PBMC, into an NSG mouse, which is an immunodeficient mouse. In this well-characterized, gold standard model, disease is aggressively driven by a human T cell response against host tissue. The severity of disease is assessed by survival, weight loss, prevalence of human cells in peripheral blood and trafficking of human cells into tissues. EQ001 can be assessed in this model because human T cells are present. In the model, we tested a high dose of EQ001 (300μg/dose), a low dose of EQ001 (60μg), and as comparator controls, two CTLA4-Ig based modulators of CD28 co-stimulation, Nulojix (belatacept) and Orencia (abatacept), which are both FDA-approved drugs that also target activated Teff cells.

Treatment with both high and low dose EQ001 resulted in no deaths by Day 35 compared to the 90% mortality seen in vehicle treated control animals. See Figure 6. This is a direct result of inhibition of human T cell proliferation and infiltration into tissues. Animals treated with EQ001 demonstrated a profound reduction in human T cells at Days 10 and 35 with a prevalence of 0.2% (both days), whereas vehicle treated animals exhibit a prevalence of 17.5% human T cells by Day 10. The ability of EQ001 to prevent T cell establishment compared highly favorably to both Nulojix and Orencia.

EQ001 was similarly able to control ongoing GVHD disease that was initiated before the start of treatment with EQ001.  See Figure 7.  Treatment with EQ001 starting 5 days after disease initiation resulted in a ~50% reduction in mortality and significant decrease in weight loss compared to vehicle control animals.  These results were matched by decreases in peripheral T cell prevalence compared to vehicle control animals demonstrating the potential for the use of EQ001 as a prophylactic and therapeutic approach to managing GVHD.

Disease Score

EQ001 promoted survival in a model of GVHD

A
Percent Survival
100
50
0
0
10
20
30
Study Day
Vehicle (PBS)
EQ001 (60ug)
EQ001 (300ug)
Nulojix (75ug)
Orencia (150ug)

Disease Biomarkers

EQ001 decreased T cell prevalence

B
Day 10
% Human T cells
25
20
15
10
3
2
1
0
****
****
****
****
Vehicle (PBS)
EQ001 (60ug)
EQ001 (300ug)
Nulojix (75ug)
Orencia (150ug)
C
Day 35
% Human T Cells
100
80
60
40
20
0
no remaining mice
Vehicle (PBS)
EQ001 (60ug)
EQ001 (300ug)
Nulojix (75ug)
Orencia (150ug)

Cellular Trafficking and Tissue Pathology

EQ001 inhibited T cell trafficking into the lung and gut

D
Lung CD3 staining (Day 18)
Naive
Vehicle
EQ001
Orencia
E
Lung (Day 18)
% Area CD3+ per lung
100
10
1
0.1
0.01
****
****
****
Naive
Vehicle (PBS)
EQ001 (60ug)
Orencia (150ug)
F
Gut (Day 18)
% Area CD3+ per lung
10
1
0.1
0.01
***
****
****
Naive
Vehicle (PBS)
EQ001 (60ug)
Orencia (150ug)

Figure 6: Treatment with EQ001 attenuates GVHD. (A) Kaplan-Meier survival curve of mice treated with either EQ001, Nulojix, Orencia or vehicle prior to injection with human PBMCs. Mice treated with EQ001 experienced 100% survival. (B and C) Proportion of human T cells detected in the periphery was statistically significantly lower in Hu-NSG-PBMC mice treated with EQ001 vs. vehicle control at Day 10 (B) and remains low at Day 35 (C). (D) CD3 staining in lung tissue shows infiltration of T cells in vehicle-treated mice but not EQ001-treated mice. (E and F) Quantitation of T cell infiltration in the lungs and gut at Day 18 demonstrated that mice treated with EQ001 had statistically significantly lower levels of infiltrated T cells compared to vehicle control mice and were comparable to naïve (non-GVHD) mice. ****p<0.0001 and ***p<0.001.

Figure 7: Therapeutic treatment with EQ001 improves survival in GVHD. Hu-NSG-PBMC mice were treated with EQ001 or vehicle one day prior (prophylactic) or 5 days after (therapeutic) disease initiation. Therapeutic treatment with EQ001 significantly reduced mortality as shown in the Kaplan-Meier survival curve (p=0.0245) (A) as well as decreased disease-associated weight loss (B).  (C) Just before the start of dosing at Day 5, the prevalence of human T cells in the periphery was similar except in the group that had already begun prophylactic treatment with EQ001 which exhibited significantly lower T cell prevalence.  (D) By Day 18, mice therapeutically-treated with EQ001 demonstrated statistically significantly lower T cell levels vs. vehicle control.  ****p<0.0001.

Treatment with Anti-CD6 Antibody Inhibits Inflammatory Bowel Disease

Inflammatory bowel disease, or IBD, such as Crohn’s disease and ulcerative colitis, is characterized by chronic inflammation resulting from persistent activation and infiltration of immune cells in the gut. Activated Teff cells, such as Th1 and Th17, which express CD6, are associated with IBD and its severity. Data from human genetic studies have demonstrated an association between CD6 and the development and severity of IBD. Translational data demonstrates that ALCAM expression is increased in intestinal mucosa of IBD patients and correlates with an increased infiltration of CD6+ Th1/Th17 T cells and disease severity. Additionally, increased IFN-γ and IL-17A expression in IBD patients is associated with CD6+ Teff cells.  Inhibition of Teff cells, such as Th1 and Th17 cells, have been shown to reduce IBD disease severity and progression, confirming the relevance of the CD6-ALCAM pathway in this disease.

The 2,4,6-trinitrobenzenesulfonic acid, or TNBS, model is a standard model of IBD that is driven by Th1 and Th17 cell responses. Exposure to TNBS leads to inflammation, diarrhea, tissue destruction and shortening of the colon. In this model, we tested blockade of CD6 using anti-CD6D1, which binds to the same CD6 domain-1 in mice that EQ001 binds on human CD6. As comparator controls, separate groups of mice were treated with either anti-IL-12p40 (a therapeutic mechanism of action similar to Stelara, an FDA-approved therapy for Crohn’s disease), dexamethasone or vehicle. Blockade of CD6 inhibits the TNBS-induced immune response as exhibited by decreases in serum and tissue pro-inflammatory cytokines, see Figure 8. This is accompanied by statistically significant decreases in inflammation-mediated colon shrinkage, histological measures of necrosis, edema and mucosal inflammation, and diarrhea/loose stool. The results of anti-CD6D1 treatment were comparable to high dose anti-IL-12p40 treatment, another inhibitor of the Th1 and Th17 cell pathways. Results of this model are relevant not only to IBD but also other immuno-inflammatory gut conditions, including GVHD.

Figure 8: Treatment with anti-CD6D1 inhibits inflammatory bowel disease. (A and B) Anti-CD6D1 treatment decreased disease scores as measured by (A) a reduction in body weight loss and (B) the statistically significant reduction of colon weight to length ratio compared to vehicle control. (C) CD6 blockade decreased serum pro-inflammatory cytokines. (D and E) Tissue pathology scores were statistically significantly improved by anti-CD6D1 treatment. Red line denotes width of colon mucosa, delineating mucosal hyperplasia (tissue thickening). Hyperplasia was greatest in vehicle animals and was reduced in anti-CD6D1, anti-IL-12p40 and dexamethasone treated animals. (F and G) Anti-CD6D1 treatment reduced trafficking of T cells into the colon, as demonstrated by CD3, a pan T cell marker. ****p<0.0001, ***p<0.001, **p<0.01 and *p<0.05.

Treatment with Anti-CD6 Antibody Reduces Neuroinflammation

CD6 is overexpressed on activated Th17 cells isolated from multiple sclerosis patients and has been implicated in the pathogenesis of neuroinflammation. On the vascular endothelium of the blood-brain-barrier, ALCAM is upregulated by IFN-γ, providing a potential mechanism for the entry of T cells expressing CD6 into the central nervous system, or CNS. Increased levels of CD6 are correlated to increased infiltration of Teff cells into the CNS and the development of neuroinflammation. These data support the role of the CD6-ALCAM pathway in the pathogenesis of neuroinflammatory diseases such as multiple sclerosis.

Experimental autoimmune encephalomyelitis, or EAE, is a well-established mouse model of neuroinflammation that is commonly used to study disorders such as multiple sclerosis and neuromyelitis optica. In this model, an autoimmune response leads to T cell infiltration across the blood-brain barrier and into the tissues of the CNS (including spinal cord and optic nerve). Mice with EAE exhibit muscle weakness progressing to paralysis due to increasing neuronal damage. Blockade of CD6 by anti-CD6D1 results in reduced disease severity as demonstrated by statistically significant improvements in disease model scores (i.e., less weakness and paralysis), decreased autoimmune T cell activity and decreased T cell trafficking, resulting in decreased demyelination of the spinal cord, see Figure 9.

Figure 9: Treatment with anti-CD6D1 attenuates neuroinflammation. (A) Antagonism of the CD6 pathway during EAE induction results in statistically significant decreases in disease model scores. (B) Isolated T cells stimulated ex vivo exhibit a substantially reduced response to stimulation, secreting lower levels of important T cell cytokines IL-17A, IL-6, IFN-γ, and TNF-α. (C) Amelioration of EAE is supported by decreased cellular trafficking into the spinal cord and reduced demyelination. Anti-CD6D1 treated animals appear similar to normal, disease-free animals. *p<0.01.

Itolizumab: Clinically Validated in the Treatment of Immuno-Inflammatory Diseases

Itolizumab has shown activity in clinical trials in patients with rheumatoid arthritis and psoriasis. Itolizumab has been approved for the treatment of moderate to severe plaque psoriasis in India and is marketed by Biocon under the brand name ALZUMAb.

Psoriasis is a chronic immuno-inflammatory disease characterized by inflammation and aberrant hyperproliferation of keratinocytes. The pathogenesis of psoriasis is complex and numerous components of the immune system play a role, including Th17 cells and associated cytokines, most notably IL-17.

Biocon has completed three clinical studies of ALZUMAb in India in patients with rheumatoid arthritis and chronic plaque psoriasis, with a total of 333 patients exposed to ALZUMAb at dose levels ranging from 0.2 mg/kg to 1.6 mg/kg. An overview of these clinical studies is presented in Table 2.

Table 2: Overview of the Biocon clinical development program of itolizumab

Phase	Study Number	Number of Patients	Dose Levels (mg/kg)	Duration (weeks)	Indication
2	CLG007/BIO004/ RA/CD6/2006	70	0.2, 0.4, and 0.8	12	Rheumatoid arthritis

2	T1hAb-CT1-001-07	40	0.4, 0.8, and 1.6	8	Chronic plaque psoriasis

3	T1hAb-CT3-002-09 (TREAT-PLAQ)	223	0.4 and 1.6	52	Chronic plaque psoriasis

In addition to the clinical trials described above, 35 patients have received itolizumab in prior clinical trials conducted in Cuba for the treatment of rheumatoid arthritis.

The Phase 3 TREAT-PLAQ trial was a randomized, double-blind, placebo controlled, multi-arm, multi-dose, one-way crossover design studying 223 psoriasis patients. Results from this trial demonstrated that ALZUMAb had a favorable safety and tolerability profile and durable efficacy as measured by psoriasis area and severity index, or PASI. The primary end point was the proportion of patients with at least 75% improvement in PASI score, or PASI 75, at Week 12.

In Arm A patients received ALZUMAb at 0.4 mg/kg weekly for the first four weeks, then 1.6 mg/kg every two weeks until Week 12; in Arm B patients received ALZUMAb at 1.6 mg/kg every two weeks until Week 12. At Week 12 only 2.3% of patients receiving placebo achieved PASI 75 compared to 27.0% and 36.4% of patients achieving PASI 75 by Week 12 in Arms A (p value = 0.0172) and B (p value = 0.0043), respectively. At Week 12, patients in the placebo arm crossed over to treatment with ALZUMAb. Following Week 28, patients that responded to ALZUMAb (those that reached PASI 75) were re-randomized to one of two groups, either cessation of drug (n =40) or maintenance therapy (n = 39, with 1.6mg/kg of drug given every 3 months). Prior ALZUMAb treatment produced a durable effect in patients that were no longer given drug, with 53% of patients maintaining PASI 75 and 75% at PASI 50. 67% of patients that continued ALZUMAb treatment had maintained PASI 75 scores, while 85% maintained PASI 50. Histologically, skin biopsy data show that treatment with ALZUMAb statistically significantly reduces the trafficking of T cells in to the dermis and this is consistent with observed reduced severity of disease and therapeutic mechanism. See Figure 10.

Figure 10: ALZUMAb, an approved treatment for psoriasis in India. (A) The proportion of patients who achieved a PASI 75 response at each visit until Week 28. (B) Treatment with ALZUMAb statistically significantly reduces the trafficking of T cells into the dermis. Compared to Visit 1, at Visit 16 there were statistically significantly fewer T cells in the dermis, as shown by CD3 labeling, a pan T cell marker. (C) Histogram shows the mean T cell count in the dermis was statistically significantly reduced in Week 12 and Week 28, compared to Week 0, which was consistent with the observed reduced severity of disease. ****p<0.0001.

The underlying pathophysiology of different immuno-inflammatory diseases can vary substantially, and therefore drugs that operate by different mechanisms can demonstrate diverging levels of efficacy in each condition. For example, the PASI 75 scores achieved at three months by subjects treated with ALZUMAb (36%) in its pivotal trial in psoriasis were in line with Enbrel (46-47%), an effective psoriasis drug, but they were less than the newly approved anti-IL-17 agents such as Cosentyx (66-82%). We believe the explanation for this result is that while Th17 cells play a role in psoriasis, there are also non-T cell mediators that contribute to disease pathogenesis, suggesting that psoriasis may not be an ideal indication for this therapeutic approach. Based on published clinical trial data from multiple studies that were not conducted on a head-to-head basis, it appears that ALZUMAb has demonstrated superior PASI 75 scores in psoriasis compared to modulation of CD28 co-stimulation using Orencia (16.4%), which is approved for the treatment of psoriatic and rheumatoid arthritis. Also, a recent meta-analysis comparing efficacy across trials indicated that Orencia demonstrated superior efficacy in ACR 50 scores, a common clinical test for determining improvement in a person’s rheumatoid arthritis, than Cosentyx in certain populations of psoriatic arthritis patients. These observations illustrate the importance of matching disease pathology and therapeutic mechanism in order to optimize therapeutic benefit.

ALZUMAb was well tolerated by the patients in the Phase 3 TREAT-PLAQ trial, with infusion reactions and related events, which are expected for an antibody infusion, as the main adverse events, or AEs, attributed to ALZUMAb. The incidence of infusion reactions dropped sharply after the first few infusions. ALZUMAb did not appear to increase the rate of infections compared to placebo, and the incidence of severe adverse events, or SAEs, was low (a total of five SAEs were reported). SAEs included exfoliative dermatitis (widespread redness and peeling of the skin), erythrodermic (severe) psoriasis, infusion-related reaction, adjustment disorder with anxiety, and bacterial arthritis. No SAEs led to discontinuation or reduction of drug dosage. See Table 3 for a summary of AEs seen during the Phase 3 trial.

Table 3. Adverse events that occurred in >5% of subjects in either ALZUMAb treatment arm, placebo arm, or overall in the trial.

Weeks 1-12	ALZUMAb (n = 180) n(%)	Placebo (n = 43) n(%)
Any Adverse Event	72 (40.0%)	20 (46.5%)

Infusion Reaction (acute)	33 (18.3%)	1 (2.3%)

Infection	6 (3.3%)	4 (9.3%)

Pruritus (itching)	5 (2.8%)	3 (7.0%)

Weeks 13-52	ALZUMAb (n = 223) n(%)
Any Adverse Event	111 (49.8%)

Infusion Reaction (acute)	38 (17.0%)

Pyrexia (fever)	19 (8.5%)

Infection	17 (7.6%)

Pruritus	12 (5.4%)

An examination of lymphocyte counts in the study noted a mild decrease in the mean absolute lymphocyte count, or ALC, in the two ALZUMAb treatment arms at the initiation of treatment during the placebo controlled portion of the study (weeks 1-12). No further decrease was observed after the first dose. See Figure 11. These observed changes were not associated with an increase in secondary infection.

Figure 11: Lymphocyte counts in the peripheral blood of psoriasis patients during treatment with ALZUMAb. Graphs depict mean ALC (+/- standard deviation) of each treatment group during the first 12 weeks following initiation of treatment. The treatment regimen of each group is specified beneath the respective graph. Groups A and B, which received ALZUMAb, exhibited a modest decrease in ALC after the first dose but not subsequent doses.

Since approval and as of the current cut-off date of August 10, 2017 for the most recent Periodic Safety Update Report, ALZUMAb has accrued approximately 275 patient-years of use. Post-market safety surveillance has demonstrated 27 AE reports in that time period, of which four have been noted as serious, including infusion reaction, type 1 hypersensitivity, diarrhea and urticaria. The overall safety profile is favorable and has remained largely unchanged from the time of approval.

EQ001 Product Development

ALZUMAb is produced in an NS0 cell line and is currently available only in an intravenous, or IV, formulation. EQ001 contains the identical monoclonal antibody sequence produced in a Chinese hamster ovary, or CHO, cell line and is available in IV and subcutaneous injection, or SC, formulations. CHO cell lines are the industry-standard antibody therapeutic production system. EQ001 is manufactured by Biocon at commercial scale in an FDA regulated manufacturing facility. We have received a “study may proceed” letter from the FDA in response to our IND submission, which contained data from Biocon demonstrating biocomparability of EQ001 and ALZUMAb using industry-standard physico-chemical and biofunctional characterization methods.

EQ001 Phase 1 Clinical Trial in Healthy Subjects

Biocon conducted a Phase 1 clinical trial of EQ001 in 37 healthy subjects that was completed in Australia in the fourth quarter of 2017. The study was conducted in two stages, with the first stage designed to assess the safety, tolerability, PK, PD, and immunogenicity of ascending single doses of EQ001 SC, and the second stage designed to compare the PK of EQ001 IV to ALZUMAb and determine the absolute bioavailability of EQ001 SC.

Stage 1 was a randomized, double-blind, placebo controlled, ascending single dose evaluation of EQ001 SC. Thirty-two subjects completed Stage 1: 24 subjects (six per cohort) were administered EQ001 SC in single doses of 0.8 mg/kg, 1.6mg/kg, 2.4 mg/kg, or 3.2 mg/kg, and eight subjects were administered placebo. Serum concentrations of EQ001 were measurable at Day 57, and the mean half-life ranged from 532 hours to 616 hours across dose cohorts. The PK for exposure following EQ001 SC administration were dose proportional, with the peak serum concentration generally achieved within 168 hours after dosing for most subjects. Saturation of CD6 receptors by EQ001 was seen at all dose levels. During Stage 1, a transient decrease in T cells expressing CD4, and to a lesser extent CD8, here observed, as well as a two- to three-times increase in the proportion of Treg cells.

The administration of single doses of EQ001 SC in Stage 1 was found to be well tolerated, with a low incidence (2/24) of low titer anti-drug antibodies. There were no SAEs, dose limiting toxicities, or DLTs, or study drug discontinuations reported. No clinically meaningful changes in physical examinations or vital signs was observed, whereas transient decreases in lymphocyte counts without clinical consequences were seen in 11/24 (46%) subjects. There were five subjects who experienced grade 3 treatment emergent adverse events, or TEAEs, of lymphocyte count decreases (two subjects each in the 1.6 mg/kg and 3.2 mg/kg dose cohorts and one subject in the 2.4 mg/kg dose cohort). Mild to moderate injection site reactions were observed in 15/24 (63%) of the patients. The other most common TEAEs with EQ001 SC were headache in 7/24 (29%), urticaria (hives) in 4/24 (17%), and pyrexia (fever) in 3/24 (13%) of the subjects. In general, observed AEs were transient, mild to moderate in severity, were not dose dependent, and most were consistent with those observed in prior clinical experience with ALZUMAb.

Stage 2 was a comparability study of the PK of EQ001 IV, and ALZUMAb, and the absolute bioavailability of EQ001 SC. The trial featured a randomized, single-blind, parallel group design for the comparability component, and an open-label design for the absolute bioavailability component. Seven subjects enrolled in the study and received single doses of 0.4 mg/kg (one subject each EQ001 SC, EQ001 IV, ALZUMAb, and placebo) and 0.8 mg/kg (one subject each EQ001 SC, EQ001 IV, and ALZUMAb); five subjects completed the study, and one subject each that received EQ001 IV and ALZUMAb in the 0.8 mg/kg group discontinued dosing early due to AEs (one subject experienced persistent cough and dizziness; one subject experienced nausea). The infusion of single doses of both EQ001 IV and ALZUMAb was associated with the development of transient, reversible, grade 2 to 3 decreases in lymphocyte counts in the healthy subjects. As a result, Stage 2 of the trial was terminated early following the enrollment of seven subjects, yielding limited overall safety data and insufficient PK data for evaluation. There were no SAEs reported. No other clinically meaningful abnormalities or trends were noted in clinical chemistry, hematology, and urinalysis parameters. Similar to Stage 1, a transient decrease in T cells expressing CD4, and to a lesser extent CD8, a two- to three-times increase in the proportion of Treg cells, and saturation of CD6 receptors were observed across EQ001 and ALZUMAb cohorts.

While similar decreases in lymphocyte counts have not been reported with ALZUMAb previously, the timing of hematologic assessments in prior clinical studies may not have occurred at sufficiently early time-points to detect this transient response. Additionally, ALZUMAb had previously only been dosed in patients with active autoimmune disease and not healthy subjects. Importantly, the magnitude and kinetics of lymphocyte decreases were similar for EQ001 IV and ALZUMAb in Stage 2, while administration of EQ001 SC demonstrated milder decreases in lymphocyte counts, which would be expected based on the different PK properties of SC versus IV formulations. Furthermore, ALZUMAb had been well tolerated with demonstrated safety and clinical activity in three clinical studies in India in patients with rheumatoid arthritis and chronic plaque psoriasis, with a total of 333 patients exposed to ALZUMAb to date in clinical trials at doses ranging from 0.2 mg/kg to 1.6 mg/kg over a period of four years. Therefore, we believe the transient decreases in lymphocyte counts seen in the Phase 1 clinical trial in healthy subjects represents a PD property of both EQ001 and ALZUMAb that will be monitored going forward, and the results of the Phase 1 clinical trial support the advancement of EQ001 SC and IV into further clinical development in patients with immuno-inflammatory disease.

Our Initial Clinical Indications

We plan to initially develop EQ001 for the treatment of aGVHD, uncontrolled moderate to severe asthma and lupus nephritis. We initiated a Phase 1b/2 clinical trial of EQ001 for the treatment of aGVHD in the first quarter of 2019. We also plan to initiate a Phase 1b proof-of-concept clinical trial in patients with uncontrolled moderate to severe asthma in the second quarter of 2019 and a Phase 1b proof-of-concept clinical trial in patients with lupus nephritis in second half of 2019. We continue to evaluate additional indications for future development.

Graft-Versus-Host Disease Market Overview

GVHD is a multisystem disorder that is a common complication of allogeneic hematopoietic stem cell transplants, or allo-HSCT, caused by the transplanted immune system, more specifically Teff cells, recognizing and attacking the recipient’s body. GVHD is the leading cause of non-relapse mortality in patients receiving an allo-HSCT. The risk of GVHD limits the number and type of patients receiving HSCT and we believe that a therapy that can attenuate GVHD risk could significantly expand the patient population eligible for allo-HSCT.

According to the Center for International Blood & Marrow Transplant Research, there were more than 8,500 allo-HSCT’s performed in the United States in 2016 and the number of procedures has grown at an average annual growth rate of approximately 4% since 2007. Approximately 50% of HSCT recipients develop GVHD and approximately 30-70% of HSCT recipients develop aGVHD. Five year survival for patients that respond to first-line treatment with corticosteroids has been reported to be as low as 53% while steroid refractory aGVHD mortality has been reported to be as high as 95%. We estimate that the incidence of aGVHD in 2018 is up to 5,000 patients and the total prevalence of GVHD could be up to 25,000 patients. We estimate that by the year 2025, the annual incidence of aGVHD will be up to 6,000 patients and the total prevalence of GVHD could be up to 35,000 patients.

Rationale for EQ001 for the Treatment of GVHD

Third-party clinical experience with targeting CD6 in GVHD

Clinical evidence to support the rationale of treating GVHD with EQ001 comes from previously-reported third-party clinical experience with CD6 expressing T cell depletion in patients receiving bone marrow transplants for hematologic malignancies where it has been demonstrated that using an anti-CD6 monoclonal antibody to deplete T cells from donor bone marrow or lymphocyte infusions has the potential to prevent aGVHD. In a study evaluating the clinical effects of selective in vitro CD6 expressing T cell depletion of donor allogeneic bone marrow using a monoclonal antibody to CD6 and rabbit complement, Soiffer et al. reported that in vitro T cell depletion with an anti-CD6 monoclonal antibody effectively reduced the incidence of both acute and chronic GVHD after allogeneic bone marrow transplant without compromising engraftment.

Subsequent studies further confirmed the feasibility of CD6 expressing T cell depletion in patients undergoing allogeneic bone marrow transplantation from human leukocyte antigen identical related and unrelated donors. In these studies, CD6 expressing depletion of the donor stem cell product was the sole method for GVHD prophylaxis. The low incidence of aGVHD reported in patients receiving allogeneic bone marrow treated with anti-CD6 monoclonal antibodies was attributed to the early appearance of a population of peripheral CD3 expressing T lymphocytes with a CD6-negative phenotype, which showed diminished reactivity to allogeneic stimulation in mixed lymphocyte reaction assays. Although the above described approach is one of ex vivo CD6 expressing T cell depletion, we believe that it further supports the role of CD6 expressing T cells in aGVHD pathogenesis and validates CD6 as a potentially important target for modulation for the treatment of GVHD.

EQ001 selectively targets GVHD pathogenesis

There is a high unmet medical need for a safe, effective and targeted treatment in GVHD. We believe EQ001 has the potential to be a best-in-class treatment for aGVHD based on its ability to target the underlying biology of GVHD in a highly selective way. Further, this approach is also promising as we consider future development in the prevention of GVHD and the treatment of cGVHD.

It is well established that Th17 cells, driven by pSTAT3 signaling, play a role in the pathogenesis of  aGVHD, and studies have shown that pSTAT3 was significantly increased in T cells of GVHD patients. In aGVHD, additional studies have reported that Th17 cells and IL-17 serum levels were significantly elevated in patients at onset compared with HSCT patients without aGVHD. As the disease progresses, Th17 cells traffic from the peripheral blood into GVHD target tissues where they trigger damage. Furthermore, the expansion of Th17 cells in the early phase of aGVHD plays a role in the transition to cGVHD. In GVHD patients, studies have shown a high Th17:Treg ratio suggesting a loss of tolerance. Notably the increased number of circulating Th17 cells was accompanied by a decrease in Treg cells, suggesting a loss of Teff cell regulation. Such regulatory mechanisms are crucial for eliminating alloreactive T cell activity, thus preventing sustained autoimmune responses and tissue destruction in GVHD.

We believe EQ001 can selectively target elements of the underlying pathogenesis of aGVHD by: a) inhibiting Teff cells proliferation; b) downregulating the STAT3 pathway associated with development of pathogenic Th17 cells driving GVHD pathogenesis; c) inhibiting trafficking of Teff cells into GVHD target tissues preventing further inflammation and organ damage; and d) reducing the Th17:Treg ratio associated with the development of GVHD and thereby promoting tolerance.

Development Plan in GVHD

In the first quarter of 2019, we initiated a Phase 1b/2 multicenter clinical trial that is expected to enroll approximately 84 patients in order to evaluate the safety, tolerability, PK and clinical activity of EQ001 in newly diagnosed aGVHD patients and expect top-line data from the Phase 1b part of the trial in the first quarter of 2020. All patients will be administered EQ001 as a front-line therapy concomitant with steroid use upon first presentation of aGVHD.

The Phase 1b part of the trial is an open-label, cohort based, dose escalation study that is enrolling up to 24 adult patients in successive cohorts of three to six patients treated with multiple doses of EQ001. The primary objective of this part of the trial is to assess the safety and tolerability of EQ001 and to determine the optimal dose. Secondary objectives include assessing pharmacological activity of EQ001. Once an optimal dose is determined, and if the observed safety, tolerability, and pharmacological activity of EQ001 warrants, we will commence the Phase 2 part of the trial.

The Phase 2 part of the trial will be a randomized, double-blind, placebo-controlled study that will enroll up to 60 additional patients, randomized in a 2:1 ratio with 40 patients on active treatment of EQ001 and 20 patients on placebo. The primary objective of the Phase 2 part of the trial will be to assess the clinical activity of EQ001 and secondary objectives include further characterizing safety and tolerability.

We have decided to take a sequential approach to developing EQ001 in GVHD as we contemplate expanding the program after the initial Phase 1b part of the trial in aGVHD. Learnings from the Phase 1b portion of the aGVHD trial will inform our clinical development strategy that includes a broader life-cycle approach, potentially including cGVHD, as well as the prevention of GVHD. We believe that this sequential approach enables a more efficient and optimized development program in GVHD.

EQ001 has been granted Fast Track designation for the treatment of aGVHD and Orphan Drug designations for both the prevention and treatment of aGVHD by the FDA.

Asthma Market Overview

Asthma is a heterogeneous disease characterized by different Teff cell subtypes and other innate immune cells driving both allergic and autoimmune mechanisms, leading to chronic airway inflammation.  Classically, severe asthma has been defined by two distinct immune phenotypes.  There is eosinophilic asthma, characterized by high levels of eosinophils and production of immunoglobulin E, or IgE, driven predominantly by high levels of Th2 Teff cells and cytokines such as IL-4, IL-5 and IL-13, or Th2-high. There is also non-eosinophilic asthma, characterized by low to no eosinophils and evidence suggests that other Teff cells and cytokines such as Th17 and IL-17, or non-Th2, play a role here. While biomarkers such as fractional exhaled nitric oxide (FeNO), or blood eosinophil counts may identify allergic/eosinophilic inflammation for a subset of Th2-high asthma patients, there is no effective biomarker for non-Th2 asthma, which is mostly characterized by treating clinicians by the absence of the above markers. Further complicating this issue is that many patients may have the presence of both Th2 and Th 17 effector cells, or Th2-low, contributing to the immunopathogenesis of their asthma. Studies have demonstrated that Th2 and Th17 cells are reciprocally regulated and as a result, if a drug only downregulates Th2-mediated inflammation, then a patient may experience increased inflammation caused by Th17 cells, and vice versa. This may explain why many patients with this disease are refractory to both steroids and the current biologics targeting eosinophils or Th2-mediated pathways. Therefore, a therapy with a broad mechanism targeting multiple Teff cell or cytokines may be required to adequately address this dynamic and heterogeneous disease.

Based on publicly available sources, we estimate that asthma impacts approximately 26 million individuals in the United States. Of these, 5–10%, or approximately 1.3–2.6 million individuals, suffer from severe disease. We estimate that 50% of the severe asthma population, or 0.6–1.3 million individuals, are uncontrolled with standard-of-care therapies such as long-acting beta-agonists and high-dose corticosteroids. We estimate that 50–60% of the uncontrolled severe asthma population fall within the non-eosinophilic Th2-low/non-Th2 subtype. We also estimate that 40-50% of the uncontrolled severe asthma population fall within the eosinophilic (Th2-high) subtype; these patients may initially respond to treatment with steroids and recently approved biologic therapies which target eosinophils, IgE or Th2-pathways.

Current therapies for moderate to severe asthma and their limitations

Recently, several biologic therapies that specifically target IgE or Th2-mediated cytokines have been approved by the FDA for the treatment of uncontrolled moderate to severe asthma. While these therapies have been effective for certain patients with Th2-high inflammation they have had a minimal impact in patients with Th2-low/non-Th2 inflammation as characterized by low levels of eosinophils, or lack thereof.

Genentech Inc.’s XOLAIR® (omalizumab), is an anti-IgE approved for the treatment of moderate to severe persistent allergic asthma that is not controlled by inhaled corticosteroids. Other recently approved biologic therapies that are directed against IL-5 or the IL-5 receptor, which together mediate eosinophil development and inflammation of the airways, include NUCALA® (mepolizumab), marketed by GlaxoSmithKline plc, CINQAIR® (reslizumab), marketed by Teva Pharmaceutical Industries Limited and FASENRA® (benralizumab), marketed by AstraZeneca plc.

In addition, Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC received approval for DUPIXENT® dupilimab, an anti-IL-4 receptor antibody, as an add-on maintenance treatment in patients with moderate to severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid dependent asthma.

Rationale for EQ001 for the Treatment of Uncontrolled Asthma

EQ001 selectively targets both Th2-mediated and non-Th2-mediated inflammation in asthma pathogenesis

There remains high unmet medical need for safe, effective and targeted treatments for patients with uncontrolled moderate to severe asthma, especially for those with non-eosinophilic asthma for which there are currently no FDA-approved treatments.  Given the limited nature of existing biomarkers coupled with the reciprocally regulated nature of the disease, we believe there remains an unmet need for a treatment that can cover the full spectrum of uncontrolled asthma patients including Th2-high and non-Th2 asthma.

While eosinophilic asthma is associated with Th2-mediated inflammation, non-eosinophilic asthma is associated with Th2 and/or Th17-mediated inflammation. Preclinical data demonstrates that modulating the CD6-ALCAM pathway can broadly inhibit the activity and trafficking of both Th2 and Th17 Teff cells reducing levels of pathogenic cytokines such as IL-4, IL-5, IL-13 and IL-17.

We believe the unique mechanism of action of EQ001 can selectively target elements of the underlying pathogenesis of both eosinophilic (Th2-high) and non-eosinophilic (Th2-low and non-Th2) severe asthma by: a) inhibiting both Th2 and Th17 cell proliferation and cytokine secretion; b) inhibiting trafficking of Th2 and Th17 cells into lung tissues; and c) reducing the Th2 or Th17:Treg ratios associated with severe asthma. See Figure 12.

Figure 12: Th17 cells expressing CD6 drive severe refractory asthma. Current approved therapeutic approaches target downstream signaling of Th2-mediated inflammation characterized by high levels of eosinophils and are largely ineffective in patients with Th2-low or non-Th2-mediated inflammation characterized by low levels of eosinophils. We believe the upstream mechanism of EQ001 can uniquely address both the Th2- and Th17-mediated inflammation driving severe asthma pathogenesis.

Translational research program supporting EQ001 in uncontrolled asthma

To further validate the use of EQ001 in uncontrolled asthma, we have an ongoing translational research program assessing the role of the CD6-ALCAM pathway in severe asthma patients. Preliminary findings derived from analysis of gene expression datasets support the presence of increased levels of CD6+, CD4 T cells, and ALCAM expression in the lungs of severe asthma patients. Gene expression in cells collected from the lungs of non-asthma, steroid-sensitive moderate asthma, and steroid-insensitive severe asthma patients, suggest that CD6 is significantly elevated in severe asthma, likely due to increases in CD4 T cells as supported by higher CD4 gene expression. A subset of these CD4 T cells are believed to be Th17 cells as the severe asthma patients also demonstrated significantly higher levels of the Th17 cytokines such as IL-17A and IL-17F. Interestingly, the ligand of CD6, ALCAM, may also be implicated in severe asthma. Analysis of gene expression in lung tissue from a separate set of patients suggests higher expression of the ALCAM within the airway of patients who have died from asthma, establishing the presence of the necessary components of the CD6 pathway in asthmatic lungs. See Figure 13.

Figure 13: CD6 is upregulated in cells collected from lungs of severe asthma patients. (A thru D) Analysis of gene expression in cells collected from lungs of healthy non-asthma, moderate steroid-sensitive asthma and severe steroid-insensitive asthma patients as part of two multi-center prospective observational studies (Study of the Mechanisms of Asthma (MAST; NCT00595153); Bronchoscopic Exploratory Research Study of Biomarkers in Corticosteroid-refractory Asthma (BOBCAT) study). (A) Patients with severe asthma demonstrate higher levels of CD6 expression predominantly due to increases in CD4 T cells as supported by increased CD4 expression (B), implicating the presence of CD6+ CD4 T cells in severe asthma. (C) The severe asthma group also exhibited higher expression of Th17 cytokines IL-17A and (D) IL-17F, suggesting a subset of the CD4 T cells are Th17 cells.  (E) Gene expression in smooth airway muscle from lung tissue of fatal asthmatic patients suggest elevation of the CD6 ligand ALCAM. ***p<0.001, **p<0.01, *p<0.05.

Development Plan in Uncontrolled Asthma

We plan to initiate a Phase 1b proof-of-concept clinical trial of EQ001 for the treatment of uncontrolled moderate to severe asthma in the second quarter of 2019. The initial proof-of-concept study will enroll uncontrolled asthma patients regardless of baseline eosinophil level.  EQ001 will be administered subcutaneously in this study and a number of doses will be examined using a sequential dose escalation study design. The study objectives will include an assessment of safety, PK/PD markers, and a number of clinical efficacy parameters.

Lupus Market Overview

Systemic lupus erythematosus, or SLE, is a heterogeneous, multisystem, autoimmune disease characterized by the presence of multiple autoantibodies and deposition of immune complexes in various tissues.  Based on publicly available sources, we estimate that SLE impacts between 250,000 and 322,000 people in the United States.

Lupus nephritis is the most frequent, serious manifestation of SLE occurring in up to 30-60% of SLE patients. It is estimated there are over 100,000 patients living with lupus nephritis in the United States; despite the significant number of people affected, there are no FDA approved drugs for this condition.

Current standard-of-care therapy for the most aggressive type of lupus nephritis, called proliferative lupus nephritis or Class III or IV lupus nephritis, consists of broad-based immunosuppressive drugs, such as prednisolone, mycophenolate mofetil, or MMF, and cyclophosphamide, which come with significant toxicities. Lupus nephritis is predominantly a disease of young women, and these drugs carry with them a number of toxicities that are particularly problematic for this population including weight gain, edema, moon face, infection risk, diabetes, and infertility.

While these therapies have improved 5-year survival for lupus nephritis patients, as many as 50-75% of patients are refractory to treatment and those that respond will likely relapse within 5 years. In those patients who are refractory or relapse after initial treatment with induction therapy, there is no consensus or strong evidence to support what treatments may be effective.  The prognosis for patients with proliferative lupus nephritis remains poor and up to 40% of patients will progress to end-stage renal disease, or ESRD, requiring dialysis or kidney transplant. Overall, the available options are quite limited for lupus nephritis patients, particularly those that are refractory or relapse to standard induction therapy. Thus, there is a significant need for new therapies that are more effective, can maintain a durable response, and carry a better safety profile.  Given the high unmet medical need, we will focus our approach initially on refractory lupus nephritis patients.

Rationale for EQ001 for the Treatment of Lupus Nephritis

EQ001 selectively targets Teff cells which play a central role in the pathogenesis of lupus nephritis

Lupus nephritis is a devastating disease that affects roughly half of the patients with SLE; patients with lupus nephritis have a substantially increased risk for ESRD and death. Despite the presence of autoantibody formation and inflammatory cytokines in SLE and lupus nephritis, B-cell-directed and single cytokine targeted therapies have largely failed in clinical development. More recent evidence has demonstrated that Teff cells play a central role in the pathogenesis of both SLE and lupus nephritis in that they mediate tissue damage and also enhance the production of autoantibodies by promoting B cell differentiation, proliferation and maturation. Multiple Teff cells/cytokines, such Th1/IFN-γ, Th2/IL-4 and Th17/IL-17, have all been implicated in the immunopathogenesis of both SLE and lupus nephritis, highlighting the complex nature of the disease. However, Th17 cells are emerging as key targets as it has been demonstrated that high levels of IL-17 predict poor histopathological outcome after immunosuppressive therapy in patients with lupus nephritis. Elevated levels of Th17 cells are accompanied by a decrease of Treg cells, suggesting that loss of this functional immune balance may be involved in the pathogenesis of renal damage in SLE patients.  Therefore, targeting Teff cells, or molecules that modulate Teff cell activity, while preserving Treg activity could prove to be a successful therapeutic strategy for patients with SLE and lupus nephritis.

We believe the unique mechanism of action of EQ001 can selectively target elements of the underlying pathogenesis of lupus nephritis by: a) inhibiting multiple pathogenic Teff cells and cytokine secretion; b) inhibiting trafficking of Teff cells into kidney tissues; and c) reducing the Th17:Treg ratio associated with lupus nephritis.

Translational research supporting EQ001 in lupus nephritis

Given the central role that Teff cells play in the immunopathogenesis of SLE and lupus nephritis, we believe EQ001, which has been shown to block the CD6-ALCAM pathway and inhibits both the activity as well as trafficking of Teff cells into tissues, represents a promising therapeutic approach in this disease. To support this hypothesis, data from preclinical experiments in animal models of SLE and glomerulonephritis demonstrated that treatment with an anti-CD6 mAb lowers pro-inflammatory cytokines and improves disease activity, proteinuria, and renal function. In addition, validation for targeting the CD6-ALCAM pathway with EQ001 in lupus nephritis is bolstered by translational research findings in human tissue. An analysis of kidney biopsy specimens from patients with lupus nephritis demonstrates increased expression of CD6 on infiltrating T cells as well as high levels of expression of ALCAM on antigen presenting cells (e.g. macrophages) as well as renal resident cells across multiple compartments of the kidney. Further, research from Dr. Chandra Mohan, Professor of Biomedical Engineering at the University of Houston, supported by a Target Identification in Lupus Grant from the Lupus Research Alliance, has shown that patients with active lupus nephritis have substantial elevations in urinary ALCAM and that ALCAM levels in the urine track with disease activity. These data further highlight the potentially important pathogenic role of the CD6-ALCAM pathway in patients with lupus nephritis.

In addition to target validation, Dr. Mohan’s research on urinary biomarkers, may also have important implications in how we develop EQ001 in lupus nephritis. The ease and scalability of using urine as a non-invasive liquid biopsy of the kidney provides us an opportunity to potentially change the way we identify and treat patients with lupus nephritis.  A biomarker-guided treatment approach using real-time urinary testing of the CD6-ALCAM pathway to determine the right patients for therapy, guide treatment, and monitor the disease has the potential to increase the chance of advancing a targeted therapeutic to drug approval and significantly improve patient care.  Specifically, elevations in urinary biomarkers, such as soluble ALCAM or CD6, could be used to identify patients most likely to respond to EQ001. An evaluation of these biomarkers will be an important part of the development program and forms the initial basis for exploring a personalized medicine biomarker strategy with EQ001.

Development Plan in Lupus Nephritis

We plan to initiate a Phase 1b proof-of-concept clinical trial in the second half of 2019 to evaluate the safety, PK/PD, and clinical activity of EQ001 in lupus nephritis patients. The study will focus on patients with active proliferative lupus nephritis who have had an inadequate response to existing induction regiments and other therapies. In addition to evaluating the renal response to therapy, we will also capture improvements in overall SLE disease activity across other organ systems and measure a number of standard disease activity biomarkers. Beyond these typical measures, we also plan to include the development and validation of the CD6-ALCAM pathway and other urinary biomarkers as part of the study, with focus on generating initial data to support the strategy of developing a companion diagnostic to identify lupus nephritis patients most likely to respond to EQ001.

Including biomarker development in early stage clinical trials can guide us on how best to use urinary biomarkers in later stages of clinical development and provides a basis for future regulatory interactions for defining a roadmap for the co-development of a companion diagnostic. As such, we believe our approach is differentiated from other programs in development.

Partnerships

Collaboration and License Agreement with Biocon

In May 2017, we entered into a collaboration and license agreement with Biocon, as amended in September 2018, or the Biocon License, pursuant to which Biocon granted us an exclusive license in the United States and Canada, or the Equillium Territory, to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit EQ001 and any pharmaceutical composition or preparation containing or comprising EQ001, or collectively, a Biocon Product, that uses Biocon technology or Biocon know-how. However, unless we achieve certain regulatory and development milestones within a specific time period, the licensed rights, other than development rights, are limited to the fields of orphan indications and the treatment of asthmatic conditions. We also have the right to sublicense through multiple tiers to third parties, provided such sublicenses comply with the terms of the Biocon License and we provide Biocon a copy of each sublicense agreement within 30 days of execution. Under the Biocon License, we granted back to Biocon a license to use our technology and know-how related to EQ001 and Biocon Products in certain countries outside of the Equillium Territory.

In consideration of the rights granted to us by Biocon, we have issued to Biocon an aggregate of 2,316,134 shares of our common stock. In addition, we are obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. We are also required to pay quarterly tiered royalties based on a percentage from the mid-single digits to sub-teen double digits of net sales of Biocon Products, subject to adjustments in certain circumstances. Biocon is also required to pay us royalties at comparable percentages for sales of EQ001 outside of the Equillium Territory if the approvals in such geographies included or referenced our data, including data from certain of our clinical trials, subject to adjustments in certain circumstances. Under the Biocon License, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product.

The Biocon License will continue until the expiration of all royalty obligations, unless terminated earlier. Our royalty obligations expire on a product-by-product and country-by-country basis upon the later of ten years from the first commercial sale of such Biocon Product in such country, the expiration of regulatory exclusivity, and the expiration of the last-to-expire Biocon patent covering such Biocon Product in such country. We may terminate the Biocon License unilaterally, with or without reason, upon 120 days’ prior written notice and either party may terminate the Biocon License in the event of the other party’s material breach of the Biocon License that remains uncured for 90 days after receipt of notice from the non-breaching party. Upon termination by us unilaterally or by Biocon for our material breach, Biocon will retain its license to use our intellectual property related to EQ001 and Biocon Products in certain countries outside the Equillium Territory, and we also will grant Biocon a non-exclusive license, and a right of first negotiation to an exclusive license, to use our intellectual property related to EQ001 and Biocon Products in the Equillium Territory. Further, we are subject to certain diligence obligations related to development, commercialization and funding activities and if we fail to comply with these obligations Biocon may, in certain circumstances, terminate the Biocon License and, in certain other circumstances, such failure may result in the permitted fields of use for licensed Biocon Products being limited to orphan indications and the treatment of asthmatic conditions.

Clinical Supply Agreement with Biocon

In May 2017, in connection with the Biocon License, we entered into a clinical supply agreement, or the Biocon Supply Agreement, with Biocon, pursuant to which Biocon agreed to be our exclusive supplier of EQ001 clinical drug product for up to three concurrent orphan drug clinical indications at no cost until our first U.S. regulatory approval and all other clinical drug product at cost. The Biocon Supply Agreement will remain in effect until the expiration or termination of the Biocon License.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidate, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. For our product candidates, generally we initially pursue patent protection covering compositions of matter, antibody sequence diversity, epitopes, functional activity and methods of use. Throughout the development of our product candidates, we will seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use and biomarker and companion diagnostic related claims.

As of March 26, 2019, our patent portfolio related to EQ001 included patents and patent applications exclusively licensed from Biocon in the United States and Canada, as well as a pending international patent application filed under the Patent Cooperation Treaty, or PCT, that we own. The terms of the Biocon License are discussed above in “Business—Partnerships—Collaboration and License Agreement with Biocon and Clinical Supply Agreement with Biocon.”

Specifically, as of March 26, 2019, our licensed rights from Biocon related to EQ001 included five issued patents in the United States, two issued patents in Canada, three pending patent applications in the United States, one pending patent application in Canada, and two pending PCT patent applications. Four of our issued U.S. patents are expected to expire in 2028 (absent any patent term extension for regulatory delays) and include claims directed to the antibody sequence of EQ001 and methods of formulating and using EQ001 alone or in combination with other agents to treat various T cell mediated diseases and disorders including GVHD and transplant rejection. One of our issued U.S. patents is expected to expire in 2034 (absent any patent term extension for regulatory delays), and includes claims directed to treating multiple sclerosis with EQ001 in certain patients exhibiting increased numbers of Th17 cells, wherein the method includes monitoring IL-23R expression. Our issued Canadian patents are expected to expire between 2027 and 2030. Patents that may issue from our pending in-licensed patent applications are expected to expire between 2027 and 2037, absent any patent term adjustments or extensions.

Additionally, we own one pending PCT patent application related to methods of using EQ001 to treat severe asthma. If granted, this patent is expected to expire in 2039, absent any patent term adjustments or extensions.

We file U.S. provisional patent applications as well as U.S. non-provisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the 152 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of 2 1/2 years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first 2 1/2 years of filing.

We intend to prosecute the pending applications that we own and in-license and to pursue patent issuance and protection in key commercial markets where we expect significant product sales may occur.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a Biologics License Application, or BLA.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy the enablement requirement of the patent laws. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products and services. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non- provisional patent application related to the patent. A U.S. patent also may be accorded a PTA under certain circumstances to compensate for delays in obtaining the patent from the USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

We also rely on trade secrets relating to product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, including through breaches of such agreements with our employees and consultants. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific partners, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property.

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. The level of generic competition and the availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Specifically, there are several companies developing or marketing treatments that may be approved for the same indications and/or diseases as our lead product candidate EQ001.

aGVHD

Corticosteroids, or steroids, remain the first-line of therapy for aGVHD. There are currently no FDA-approved therapies for the treatment of aGVHD, and second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established.

In addition, we are aware of a number of companies with development programs in aGVHD, including Bristol-Myers Squibb Company, CSL Behring LLC, Fate Therapeutics, Inc., Jazz Pharmaceuticals plc, Kalytera Therapeutics, Inc., Kamada Ltd., Mesoblast Limited, and Xenikos B.V. Incyte Corporation is developing Jakafi (ruxolitinib) for steroid-refractory aGVHD and is also developing itacitinib, a JAK1 inhibitor, for first-line treatment of aGVHD, currently in Phase 3 clinical development.

Asthma

Several biologic therapies that specifically target IgE or Th2-mediated cytokines have been approved by the FDA for the treatment of asthma including products developed by AbbVie Inc., Amgen Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Teva Pharmaceutical Industries Limited.

In addition, Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC have received approval for dupilimab, an anti-IL-4 receptor antibody, as an add-on maintenance treatment in patients with moderate to severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid dependent asthma.

We are also aware of several companies with development programs in this indication, including AbbVie Inc., Amgen Inc., AnaptysBio, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Sanofi-Aventis U.S. LLC.

Lupus Nephritis

Standard of care induction treatment in patients with the most severe forms of lupus nephritis, called proliferative lupus nephritis or Class III or IV lupus nephritis, is typically IV methylprednisolone followed by oral prednisone with the addition of MMF or cyclophosphamide. Standard of care for maintenance therapy is typically a combination of corticosteroids and MMF or calceneurine inhibitors. There are currently no approved therapies for the treatment of lupus nephritis.

We are aware of several companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc, Apellis Pharmaceuticals, Inc., AstraZeneca plc, Aurinia Pharmaceuticals Inc., Boehringer Ingelheim GmbH, Genentech Inc., GlaxoSmithKline plc and Kezar Life Sciences, Inc.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of EQ001 in the United States. We expect to manage sales, marketing, patient access and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing

We do not own or operate manufacturing facilities for the production of EQ001 or any future product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on Biocon, our third-party contract manufacturer, pursuant to the Biocon License and Biocon Supply Agreement, for all our required raw materials, drug substance and drug product needs for preclinical research, clinical trials and commercial supply of EQ001. If EQ001 is approved, we have agreed to enter into a separate exclusive supply agreement with Biocon in the future. Biocon currently manufactures EQ001 at its FDA regulated facility in Bangalore, India.

With respect to any future product candidates, we expect to rely on third-party contract manufacturers for all our required raw materials, drug substance and drug product needs for preclinical research, clinical trials and commercial supply.

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

In the United States, the FDA regulates biologics under both the Federal Food, Drug and Cosmetic Act, or FDCA, and the Public Health Services Act, or PHSA, and their implementing regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

▪	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;
▪	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
▪	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
▪	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
▪

preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

▪	satisfactory completion of an FDA Advisory Committee review, if applicable;

▪	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
▪

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and

▪	FDA review and approval, or licensure, of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

▪

Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, distribution and elimination of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

▪

Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

▪

Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so- called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission, Review and Approval

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

Any marketing application for a biologic submitted to the FDA for approval may be eligible for FDA programs intended to expedite the FDA review and approval process, such as priority review, fast track designation, breakthrough therapy and accelerated approval.

A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA.

In addition, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review and approval will not be shortened. Furthermore, priority review, fast track designation, breakthrough therapy designation, and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan designation must be requested before submitting a BLA. After the FDA grants orphan designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity . Orphan exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan product may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

▪

restrictions on the marketing or manufacturing of a product, mandated modification of promotional materials or issuance of corrective information, issuance by FDA or other regulatory authorities of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product, or complete withdrawal of the product from the market or product recalls;

▪	fines, warning or untitled letters or holds on post-approval clinical studies;
▪	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
▪	product seizure or detention, or refusal of the FDA to permit the import or export of products; or
▪	injunctions, consent decrees or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Regulation of Diagnostic Tests

The development and validation of the CD6-ALCAM pathway and other urinary biomarkers for a companion diagnostic to identify lupus nephritis patients most likely to respond to EQ001 will subject us and any diagnostic collaborator to device regulations of the FDA. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic developed for EQ001 will utilize the PMA pathway.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance,  a companion diagnostic device and its corresponding drug should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining its approach to the review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA (discussed below).

The federal false claims and civil monetary penalty laws, including the FCA, which can be enforced by private citizens, on behalf of the government, through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, including federal healthcare programs, such as Medicare and Medicaid, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

We may develop products that, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain biopharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals as well as investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales and medical representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare & Medicaid in the United States, and commercial payors are critical to new product acceptance.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

▪	a covered benefit under its health plan;
▪	safe, effective and medically necessary;
▪	appropriate for the specific patient;
▪	cost-effective; and
▪	neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval.

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of biopharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if government and third-party payors fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

▪

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

▪

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

▪

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

▪	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
▪

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

▪	expansion of the entities eligible for discounts under the 340B Drug Discount Program;
▪	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

▪	expansion of healthcare fraud and abuse laws, including the FCA and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
▪	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
▪	requirements to report certain financial arrangements with physicians and teaching hospitals;
▪	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
▪	establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare & Medicaid spending; and
▪	a licensure framework for follow on biologic products.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, effective January 1, 2019, as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS  published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Government Regulations Related to Economic Sanctions

Pursuant to various laws, regulations, and executive orders, the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions that prohibit or restrict certain activities with embargoed countries, sanctioned entities, and sanctioned individuals for particular foreign policy and national security reasons. The scope of the sanctions varies significantly, but may include comprehensive restrictions on imports, exports, investment, and facilitation of foreign transactions involving a sanctioned jurisdiction, entity or person, as well as non-sanctioned persons and entities acting on behalf of sanctioned jurisdictions, entities or people.

One such set of regulations is the Cuban Assets Control Regulations, or CACR. The CACR prohibits U.S. persons from engaging in virtually all transactions involving property of the government of Cuba or Cuban nationals, or property in which the government of Cuba or any Cuban national has at any time on or since July 8, 1963 had any interest of any nature whatsoever, direct or indirect. Where activity is prohibited by the CACR, engagement in such activity must be authorized by a general or specific license granted by OFAC. The antibody sequence for both EQ001 and ALZUMAb was developed exclusively by Cuban nationals. We currently rely on a general license issued by OFAC under CACR, relating to Cuban-origin pharmaceuticals to import and conduct clinical trials relating to EQ001. Although we believe our current and planned activities related to EQ001 qualify for, and are authorized under, the OFAC general license and we have maintained compliance with the general license requirements, OFAC has not confirmed the applicability of the general license to EQ001. We have submitted to OFAC a request for interpretive guidance confirming the applicability of the general license, or in its absence, a specific license authorization from OFAC. We have simultaneously requested that OFAC treat our submission as a voluntary disclosure if OFAC concludes that our determination that the general license applies to EQ001 was in error.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2018, we employed 11 employees, all of whom are full-time and engaged in research and development activities, operations, finance, business development and administration.

Corporate Information

We were originally incorporated as Attenuate Biopharmaceuticals, Inc. in Delaware in March 2017 and subsequently changed our name to Equillium, Inc. in May 2017. Our principal executive offices are located at 2223 Avenida de la Playa, Suite 105, La Jolla, CA 92037. Our telephone number is (858) 412-5302. Our website address is www.equilliumbio.com.  Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report on Form 10-K is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (i.e. December 31, 2023), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described in this section as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes when evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and to the Development and Regulatory Approval of EQ001

We have a very limited operating history and have never generated any revenues.

We are an early-stage biotechnology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in March 2017 and our operations, to date, have been limited to organizing and staffing our company, business planning, raising capital, in-licensing rights to EQ001, conducting preclinical research, filing our initial IND and commencing clinical development of EQ001. We have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017, our net losses were $13.3 million and $2.3 million, respectively. As of December 31, 2018, we had an accumulated deficit of $15.5 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities, including the ongoing and planned clinical development of EQ001, and as we incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval for EQ001, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize EQ001, in any of the indications for which we initially plan to develop it, including aGVHD, uncontrolled moderate to severe asthma and lupus nephritis, which may never occur. We have no product candidates in our pipeline other than EQ001. We currently generate no revenues from sales of any biopharmaceutical products or otherwise, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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

If we fail to comply with U.S. export control and economic sanctions, our business, financial condition and prospects may be materially and adversely affected.

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

We have submitted to OFAC, and subsequently amended and supplemented, a request for interpretive guidance confirming the applicability of the general license to EQ001, or in its absence, a specific license authorization from OFAC authorizing activities relating to the commercialization of EQ001. We have simultaneously requested that OFAC treat our submission as a voluntary disclosure if OFAC concludes that our determination that the general license applies to EQ001 was in error. Our request to OFAC is still pending and we are in communication with OFAC officials in an effort to facilitate the agency’s review. Even if OFAC concludes that the general license applies to EQ001, there can be no assurance that the general license will not be revoked or modified by OFAC in the future, or that we will remain in compliance with these or other export laws and regulations. If OFAC determines that the general license does not apply, and OFAC then denies our request for a specific license or delays issuance of a specific license, we will be unable to deal in, or otherwise commercialize, EQ001. In that case, we would be required to cease operations related to EQ001, which would materially and adversely affect our financial condition and business prospects. In addition, in the absence of the general or specific license, the transfer, sale and/or purchase of our securities could be prohibited, and the ownership or possession of our securities could be subject to an affirmative OFAC reporting requirement relating to blocked property. We and certain of our employees could also be subject to substantial civil or criminal penalties.

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

Additionally, companion diagnostic tests may be developed for use with EQ001. We, or our collaborators, will be required to obtain FDA clearance or approval for these tests, as well as coverage and reimbursement separate and apart from the approval and coverage and reimbursement we seek for our EQ001.  Our inability to collaborate with a companion diagnostics developer could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2018, we had $65.9 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2018 will enable us to fund our operations for at least the next 24 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and planned clinical trials for EQ001 may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of EQ001 through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of EQ001.

Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our ongoing and planned clinical trials for EQ001;
•	the number and scope of indications we decide to pursue for EQ001 development;
•	the cost, timing and outcome of regulatory review of any BLA we may submit for EQ001;
•	the costs and timing of manufacturing for EQ001, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of EQ001;
•	the costs associated with being a public company;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing EQ001, if approved for commercial sale.

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

We are very early in our development efforts. We only recently initiated our first clinical trial of EQ001 for the treatment of aGVHD and, as a company, we have limited experience in this area.

While Biocon has evaluated EQ001 in a Phase 1 clinical trial, we initiated our first clinical trial of EQ001 for the treatment of aGVHD in the first quarter of 2019. We have one active IND with the FDA for EQ001 in the aGVHD indication. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our ongoing and planned clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of EQ001. The success of EQ001 will further depend on factors such as:

•	completion of our ongoing and planned clinical trials and preclinical studies with favorable results;
•	acceptance of INDs by the FDA for our future clinical trials in additional indications such as uncontrolled moderate to severe asthma and lupus nephritis, as applicable;
•	timely and successful enrollment in, and completion of, clinical trials with favorable results;
•	demonstrating safety, efficacy and acceptable risk-benefit profile of EQ001 to the satisfaction of the FDA;
•	receipt of marketing approvals from the FDA;
•	maintaining arrangements with Biocon, our third-party manufacturer, for cell lines and drug product clinical supply and, if and when approved, for commercial supply of EQ001;
•	establishing sales, marketing and distribution capabilities and launching commercial sale of EQ001, if and when approved in one or more indications;
•	acceptance of EQ001, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for EQ001; and
•	maintaining a continued acceptable safety profile of EQ001, following approval.

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

The FDA could delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem our product candidate to be adequately safe and effective;
•

may not agree that the data collected from clinical trials are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;

•	may determine that adverse events experienced by participants in our clinical trials represents an unacceptable level of risk;
•	may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•	may not accept clinical data from trials, which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•	may disagree regarding the formulation, labeling and/or the specifications;
•	may not approve the manufacturing processes or facilities associated with our product candidate;
•	may change approval policies or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. Before we can initiate clinical trials of EQ001 in any distinct indication, we must submit the results of preclinical studies to the FDA along with other information, including information about EQ001 chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing.

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

The FDA may require us to conduct additional preclinical studies for EQ001 or any future product candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our ongoing and planned trials will be completed on schedule, if at all, or whether our planned trials will begin on time, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA disagreeing as to the design or implementation of our clinical studies;
•	obtaining FDA authorizations to commence a trial or reaching a consensus with the FDA on trial design;
•

any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from one or more institutional review boards, or IRBs;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocol;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;

•

us, or our third-party contractors not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol; or

•

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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to continue our ongoing or initiate our planned clinical trials for EQ001 if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. The first indication that we are pursuing, aGVHD, is an acute and life-threatening condition which may make it difficult to enroll patients in clinical trials. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as EQ001, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of EQ001 for the treatment of patients with uncontrolled moderate to severe asthma and lupus nephritis, diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	our ability to recruit clinical trial investigators of appropriate competencies and experience;
•	invasive procedures required to obtain evidence of the product candidate’s performance during the clinical trial;
•	availability and efficacy of approved medications for the disease under investigation;
•	eligibility criteria defined in the protocol for the trial in question;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	perceived risks and benefits;
•	efforts to facilitate timely enrollment in clinical trials;
•	reluctance of physicians to encourage patient participation in clinical trials;

•	the ability to monitor patients adequately during and after treatment;
•	our ability to obtain and maintain patient consents; and
•	proximity and availability of clinical trial sites for prospective patients.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with EQ001 in our ongoing and planned clinical trials. In the Phase 1 clinical trial of EQ001 conducted by Biocon in healthy subjects, there were no serious adverse events, dose limiting toxicities, or study drug discontinuations reported.

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

In addition, if EQ001 receives marketing approval, and we or others later identify undesirable side effects caused by EQ001, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approval of EQ001;
•	we may be required to recall a product or change the way EQ001 is administered to patients;
•

regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•	additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;
•	we could be sued and held liable for harm caused to patients;
•	EQ001 could become less competitive; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of EQ001, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

A Phase 1 clinical trial for EQ001 was conducted by Biocon in Australia, and we may conduct additional clinical trials of EQ001 outside of the United States. However, the FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

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

Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

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

Any regulatory approvals that we receive for EQ001 or any future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves any product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product;
•	requirements to include additional warnings on the label;
•	requirements to create a medication guide outlining the risks to patients;
•	withdrawal of the product from the market;
•	voluntary or mandatory product recalls;
•	requirements to change the way the product is administered or for us to conduct additional clinical trials;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•	harm to our reputation.

Additionally, if any product candidate receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the therapy outweigh its risks, which may include, among other things, a medication guide outlining the risks for distribution to patients and a communication plan to health care practitioners. Any of these events could prevent us from achieving or maintaining market acceptance of the product or the particular product candidate at issue and could significantly harm our business, prospects, financial condition and results of operations.

In addition, if we have any product candidate approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about biopharmaceutical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

If EQ001 receives marketing approval in any one or more indication, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If EQ001 does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of EQ001, if approved for commercial sale in any indication, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	our ability to offer EQ001 for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	potential product liability claims;
•	the timing of market introduction of EQ001 as well as competitive biopharmaceutical products;
•	the effectiveness of our or any of our potential future sales and marketing strategies;
•	unfavorable publicity relating to EQ001;
•	sufficient third-party payor coverage and adequate reimbursement;
•	the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement; and
•	the prevalence and severity of any side effects.

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

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If EQ001 ultimately receives regulatory approval, we may not be able to effectively market and distribute it. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that EQ001 will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute EQ001 ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market EQ001 effectively. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;
•	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by EQ001; and
•	our direct sales and marketing efforts may not be successful.

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

Other products in the same class as EQ001 have already been approved or are further along in development. We are aware of both private and public companies with development programs in aGVHD, including Bristol-Myers Squibb Company, CSL Behring LLC, Fate Therapeutics, Inc., Incyte Corporation, Jazz Pharmaceuticals plc, Kalytera Therapeutics, Inc., Kamada Ltd., Mesoblast Limited, and Xenikos B.V. Major, currently marketed asthma therapies include several biologic therapies that specifically target IgE or Th2-mediated cytokines including products developed by AbbVie Inc., Amgen Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Teva Pharmaceutical Industries Limited.  In addition, Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC have received approval for dupilimab, an anti-IL-4 receptor antibody, as an add-on maintenance treatment in patients with moderate to severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid dependent asthma.  We are aware of several companies with development programs in this indication, including AbbVie Inc., Amgen Inc., AnaptysBio, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Sanofi-Aventis U.S. LLC.  We are also aware of several companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc, Apellis Pharmaceuticals, Inc., AstraZeneca plc, Aurinia Pharmaceuticals Inc., Boehringer Ingelheim GmbH, Genentech Inc., GlaxoSmithKline plc and Kezar Life Sciences, Inc.

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

We only have the rights to EQ001 for the United States and Canada and we are focused on the development of EQ001 for immuno-inflammatory diseases, with an initial intention to develop it for the treatment of aGVHD, uncontrolled moderate to severe asthma and lupus nephritis. Our projections of addressable patient populations in the United States and Canada that have the potential to benefit from treatment with EQ001 are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for EQ001 could be significantly diminished and have an adverse material impact on our business.

We may not ultimately realize the potential benefits of orphan drug designation for EQ001.

We received orphan drug designation for EQ001 for the prevention and treatment of aGVHD. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years (with certain exceptions). However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process. Even if we are awarded marketing exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering our eligible product candidates, we could be subject to biosimilar competition earlier than we anticipate. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as EQ001, we may face increased competition and lose market share regardless of orphan drug exclusivity.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received fast track designation for EQ001 for the treatment of aGVHD. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and planned clinical trials of EQ001 and preclinical studies, and any future preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One third-party payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

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

Reimbursement may impact the demand for, and the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its list of covered drugs, or formulary, it will be placed. The position on a third-party payor’s formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

The development and potential commercialization of EQ001 and any future product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

•	the design or results of clinical trials;
•	the likelihood of approval by the FDA or comparable foreign regulatory authorities;
•	the potential market for the product candidate;
•	the costs and complexities of manufacturing and delivering such product candidate to patients;
•	the potential of competing products;
•	the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•	industry and market conditions generally.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

The degree of future protection for our proprietary rights is uncertain, and we cannot predict:

•	if and when patents may issue based on our patent applications;
•	the scope of protection of any patent issuing based on our patent applications;
•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•	whether any of the patents we own or license will be found to ultimately be valid and enforceable;
•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether the patents of others will not have an adverse effect on our business;
•	whether we will develop additional proprietary technologies or products that are separately patentable;
•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
•

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

Furthermore, in-licensed patents may be subject to a reservation of rights by one or more third parties. Further, our existing license with Biocon imposes, and future agreements may also impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, we may be required to pay damages and our licensor may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property and our competitors or other third parties might be able to gain access to technologies and products that are identical to ours. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any current or future licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. Disputes may also arise between us and our licensor regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•	whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates; and
•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners.

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

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•

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

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•

a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

We currently have one U.S. registered trademark for EQUILLIUM in Class 42 and have recently filed a Statement of Use for THE EQUILLIUM MARK in Class 5. Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

We are highly dependent on the services of our key personnel.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2018, we had 11 full-time employees. As we advance EQ001 into clinical development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if EQ001 or any future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

•	identify, recruit integrate, maintain and motivate additional qualified personnel;
•	identify and lease additional facilities;
•	manage our development efforts effectively, including the initiation and conduct of clinical trials for EQ001 and any future product candidates; and
•	improve our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and planned clinical trials and the manufacture of EQ001 and any future product candidates. We cannot assure you that the services of such third party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

Our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, (iv) sexual harassment and other workplace misconduct, or (v) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, as well as a disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code.  The Tax Cuts and Jobs Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeal of the alternative minimum tax for corporations, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, elimination of carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  We do not expect the Tax Cuts and Jobs Act to have a material impact on our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that the Tax Cuts and Jobs Act may have on our business in the longer term. Accordingly, notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our federal net operating losses, or NOLs, generated in taxable years ending prior to 2018 could expire unused.  Under the Tax Cuts and Jobs Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We face an inherent risk of product liability exposure related to the testing of EQ001 and any future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that EQ001 or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	delay or termination of clinical trials;
•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial subjects;
•	initiation of investigations by regulators;
•	significant costs to defend the related litigation and diversion of management’s time and our resources;
•	substantial monetary awards to study subjects or patients;
•	product recalls, withdrawals or labeling, or marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as EQ001 and any future product candidates advance through clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and may have a significant adverse effect on our business and results of operations.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70 % point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vii) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (viii) created a licensure framework for follow-on biologic products; and (ix) established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare & Medicaid spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act, there have been additional amendments to certain provisions of the Affordable Care Act, and we expect the current Trump administration and Congress will likely continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While the Texas U.S. District Court Judge, as well as the Trump administration and the Centers for Medicare & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We may be subject to applicable foreign, federal and state fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any future product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare & Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA;

•

federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA which can be enforced by private citizens, on behalf of the government, through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare & Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product, providing consulting fees and other benefits to physicians to induce them to prescribe products, engaging in promotion for “off-label” uses, and submitting inflated best price information to the Medicaid Rebate Program;

•

HIPAA, among other things, imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by HITECH and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	the U.S. federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the Public Health Service Act, which prohibits, among other things, the introduction of a biological product into interstate commerce without an approved BLA;
•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

the federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and

•

state and foreign laws that require pharmaceutical companies to implement compliance programs and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; track and report gifts, compensation and other remuneration provided to physicians, other health care providers, and certain health care entities; report information related to drug pricing; and/or ensure the registration and compliance of sales and medical personnel. In addition, we may be subject to federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. If our operations are found to be in violation of any of these laws or any other current or future governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare & Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules subsequently adopted by the SEC, and The Nasdaq Global Market to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

Risks Related to our Common Stock

The stock price of our common stock may be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;
•	our ability to enroll subjects in our ongoing and planned clinical trials;
•	results from our ongoing and planned clinical trials and future clinical trials with our current and future product candidates or of our competitors;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory or legal developments in the United States and other countries;
•	the level of expenses related to future product candidates or clinical development programs;
•	changes in the structure of healthcare payment systems;
•	our ability to achieve product development goals in the timeframe we announce;
•	announcements of clinical trial results, regulatory developments, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors discussed in this report.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods related to our initial public offering end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 26, 2019, we had 17,376,236 shares of our common stock outstanding. Of these shares, only the shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. All of our other outstanding shares of common stock are currently restricted from resale as a result of market standoff and “lock-up” agreements and will become available to be sold on April 10, 2019, which is 181 days after the date of the underwriting agreement entered into in connection with our initial public offering. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

We will have broad discretion in the use of working capital and may not use it effectively or in ways that increase the value of our share price.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

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

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

•

permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in our control);

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;
•

provide that the board of directors or any individual director may only be removed with cause and the affirmative vote of the holders of at least 66-2/3% of the voting power of all of our then outstanding common stock;

•

provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide our board of directors into three classes;
•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•

provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;

•

do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•

provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 1,750 square feet of space for our current headquarters in La Jolla, California under a lease that expires in February 2022. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

On February 27, 2019, we entered into a lease for approximately 2,050 square feet of space for general office purposes located in South San Francisco, California. The commencement date of the lease is March 1, 2019 and the lease expires in February 2021.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Market under the symbol “EQ” on October 12, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 26, 2019, there were approximately 33 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the 12 months ended December 31, 2018, we issued and sold the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K):

(1) From April 2018 to June 2018, we issued convertible promissory notes in an aggregate principal amount of $1.6 million to investors pursuant to note purchase agreements.

(2) From June 2018 to September 2018, we granted stock options under our 2017 Equity Incentive Plan, or the 2017 Plan, to purchase up to an aggregate of 856,654 shares of our common stock to our employees, directors and consultants, at a weighted-average exercise price of $2.06 per share. From June 2018 through December 31, 2018, 446,171 shares of common stock were issued upon the exercise of options granted to certain employees, directors and consultants and the payment of $291,091 to us was made.

The offers, sales and issuances of the securities described in paragraph (1) were deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

The offers, sales and issuances of the securities described in paragraph (2) were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under the 2017 Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

On October 11, 2018, our Registration Statement on Form S-1 (file No. 333-227387) was declared effective by the SEC for our initial public offering of common stock. On October 16, 2018, we sold an aggregate of 4,670,000 shares of common stock and on November 2, 2018, we sold an additional 445,097 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, each at an offering price of $14.00 per share, for aggregate gross proceeds of approximately $71.6 million. After deducting underwriting discounts, commissions and offering costs incurred by us of approximately $7.1 million, the net proceeds from the offering were approximately $64.5 million. The joint book-running managers for the offering were Jefferies LLC, Leerink Partners LLC and Stifel, Nicolaus & Company, Incorporated. No offering costs were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of December 31, 2018, we have not used any of the proceeds from our IPO. The net proceeds from our IPO will be used, together with our pre-existing cash and cash equivalents, for funding research and development of EQ001 and working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a biotechnology company leveraging deep understanding of immunobiology to develop products for severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our initial product candidate, EQ001 (itolizumab), is a clinical-stage, first-in-class monoclonal antibody that selectively targets the novel immune checkpoint receptor CD6. CD6 plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking. Activated Teff cells drive a number of immuno-inflammatory diseases across therapeutic areas including transplant science, systemic autoimmunity, pulmonary, neurologic, gastrointestinal, renal, vascular, ophthalmic and dermatologic disorders. Therefore, we believe EQ001 may have broad therapeutic utility in treating a large and diverse set of severe immuno-inflammatory diseases.

Our pipeline is focused on developing EQ001 as a potentially best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. In the first quarter of 2019, we initiated a Phase 1b/2 clinical trial of EQ001 for the treatment of acute graft-versus-host disease, or aGVHD, and expect top-line data from the Phase 1b part of this trial in the first quarter of 2020. Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for aGVHD was accepted in July 2018.  The FDA granted EQ001 Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In the second quarter of 2019, we plan to initiate a Phase 1b proof-of-concept clinical trial for the treatment of uncontrolled moderate to severe asthma. We also plan to commence a development program in lupus nephritis with plans to initiate a Phase 1b proof-of-concept clinical trial in the second half of 2019.

We have an ongoing translational biology program to assess the therapeutic utility of EQ001 in additional indications where CD6 and its ligand activated leukocyte adhesion molecule, or the CD6-ALCAM pathway, and activated Teff cells play an important role in the pathogenesis of T cell mediated diseases. Our selection of additional indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing EQ001 into further development.

We acquired U.S. and Canadian rights to itolizumab in May 2017, pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Following completion of a Phase 3 clinical trial conducted outside of North America, itolizumab was approved in India for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon as ALZUMAb. Today, India is the only jurisdiction where ALZUMAb is approved or marketed. EQ001 has been evaluated in one Phase 1 clinical trial to date, conducted by Biocon, and is not approved for commercial sale in the United States or Canada. Our partnership with Biocon includes an exclusive supply agreement for clinical and commercial drug product of EQ001. Biocon currently manufactures EQ001 at commercial scale in a facility regulated by the FDA.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to EQ001, conducting preclinical research, filing our initial IND and commencing clinical development of EQ001. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations with approximately $81.0 million in gross proceeds through our initial public offering, or IPO, and private placements of convertible promissory notes. We have incurred losses since our inception. Our net losses were $13.3 million for the year ended December 31, 2018 and $2.3 million for the period March 16, 2017 (inception) through December 31, 2017. As of December 31, 2018, we had an accumulated deficit of $15.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and planned clinical development of EQ001, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur additional costs associated with being a public company. We expect that our existing cash and cash equivalents as of December 31, 2018, will enable us to fund our currently planned operations for at least the next 24 months.

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

On October 16, 2018, we completed our IPO whereby we sold an aggregate of 4,670,000 shares of our common stock at $14.00 per share, resulting in estimated net proceeds of $58.7 million after underwriting discounts, commissions and offering costs. In addition, in November 2018, we sold an aggregate of 445,097 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in additional net proceeds of approximately $5.8 million.

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

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research and development activities, preclinical activities, and clinical development of EQ001. Our research and development expenses include:

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

We anticipate that our general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public company, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. In addition, if we obtain regulatory approval for any product candidate, we expect to incur expenses associated with building the infrastructure to commercialize such product. However, we do not expect to receive any such regulatory approval for at least the next several years, if ever.

Interest Expense

Interest expense consists of interest on our convertible promissory notes.

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments.

Change in Fair Value of Biocon Anti-Dilution Right

Prior to the IPO, we were required to issue to Biocon additional shares of common stock to maintain Biocon’s ownership interest of our fully-diluted capitalization until we received aggregate cumulative gross proceeds from sales of equity securities of $15.0 million, or the Biocon Anti-Dilution Right. The Biocon Anti-Dilution Right was classified as a liability in the accompanying balance sheet as of December 31, 2017. The Biocon Anti-Dilution Right was recorded at fair value using the precedent transaction method. The fair value of the Biocon Anti-Dilution Right was re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense). In connection with our IPO, we settled the Biocon Anti-Dilution Right by issuing to Biocon an aggregate of 228,060 shares of common stock, which were valued at $3.2 million based on our IPO price.

Results of Operations

Comparison of the Year Ended December 31, 2018 and the Period March 16, 2017 (inception) through December 31, 2017

The following table sets forth our results of operations for the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017:

	Year Ended December 31,	For the Period March 16, 2017 (inception) through December 31,	Period-to-Period
	2018	2017	Change
Research and development	$4,943,149	$1,333,721	$3,609,428
General and administrative	3,672,438	378,328	3,294,110
Interest expense	2,557,510	379,385	2,178,125
Interest income	(339,620)	-	(339,620)
Change in fair value of Biocon Anti-Dilution Right	2,416,998	170,440	2,246,558

Research and Development Expenses

Research and development expenses were $4.9 million for the year ended December 31, 2018, compared to $1.3 million for the period March 16, 2017 (inception) through December 31, 2017. The increase in research and development expense primarily includes the following changes:

•	$2.5 million increase in salary and consulting expenses
•	$1.1 million increase in clinical development activities
•	$0.8 million decrease in research license expense
•	$0.5 million increase related to preclinical research activities
•	$0.3 million increase related to research overhead expenses primarily including travel costs, and expenditures for materials and supplies relating to the conduct of our clinical trials

General and Administrative Expenses

General and administrative expenses were $3.7 million for the year ended December 31, 2018, compared to $0.4 million for the period March 16, 2017 (inception) through December 31, 2017. The increase in general and administrative expense primarily includes the following changes:

•	$1.7 million increase in salary and consulting expenses
•	$0.9 million increase related to legal and professional fees
•	$0.7 million increase related to overhead expenses primarily related to director and officer insurance premiums, travel costs, SEC listing fees, and facility costs

Interest Expense

Interest expense was $2.6 million for the year ended December 31, 2018, compared to $0.4 million for the period March 16, 2017 (inception) through December 31, 2017. The increase in interest expense consisted of $2.2 million in non-cash interest expense, including accretion of debt premium and issuance costs in relation to our convertible promissory notes.

Interest income

Interest income was $0.3 million for the year ended December 31, 2018, as compared to $0 million for the period March 16, 2017 (inception) through December 31, 2017. The increase of $0.3 million was due to our average cash balances earning interest during 2018.

Change in Fair Value of Biocon Anti-Dilution Right

Change in fair value of the Biocon Anti-Dilution Right was $2.4 million for the year ended December 31, 2018, compared to $0.2 million for the period March 16, 2017 (inception) through December 31, 2017. The increase of $2.2 million of the change in fair value of the Biocon Anti-Dilution Right reflects the increase in the estimated value of our company until the right was settled.

Sources of Liquidity

From inception through December 31, 2018, we have raised an aggregate of approximately $81.0 million in gross proceeds pursuant to our IPO, and private placements of convertible promissory notes. As of December 31, 2018, we had $28.5 million in cash and cash equivalents and $37.4 million in short-term investments.

In October 2017, November 2017, April 2018, and June 2018, we issued convertible promissory notes generating gross proceeds totaling approximately $9.4 million.

On October 16, 2018, we completed our IPO whereby we sold an aggregate of 4,670,000 shares of our common stock at $14.00 per share, generating gross proceeds of approximately $65.4 million, which resulted in net proceeds of approximately $58.7 million after underwriting discounts, commissions and offering costs. In connection with the closing of the IPO, the convertible promissory notes converted to 878,834 shares of our common stock.

In addition, in November 2018, we sold an aggregate of 445,097 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in additional net proceeds of approximately $5.8 million.

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

We expect that our existing cash and cash equivalents as of December 31, 2018, will enable us to fund our currently planned operations for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ001 or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our ongoing and planned clinical trials for EQ001;
•	the number and scope of indications we decide to pursue for EQ001 development;
•	the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, we may submit for EQ001;
•	the costs and timing of manufacturing for EQ001, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of EQ001;
•	the costs associated with being a public company;

•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing EQ001, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $15.5 million as of December 31, 2018. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of EQ001.

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017:

	Year Ended December 31, 2018	For the Period March 16, 2017 (Inception) through December 31, 2017
Net cash used in operating activities	$(7,526,250)	$(662,201)
Net cash used in investing activities	(37,434,329)	(2,199)
Net cash provided by financing activities	66,365,560	7,767,953
Net increase in cash and cash equivalents	$21,404,981	$7,103,553

Operating Activities

Net cash used in operating activities was $7.5 million during the year ended December 31, 2018 as compared to $0.7 million during the period March 16, 2017 (inception) through December 31, 2017. The increase in net cash used in operating activities primarily related to our net loss of $13.3 million, adjusted for non-cash charges primarily related to $2.6 million change for non-cash interest expense, $2.4 million for the change in the fair value of the Biocon Anti-Dilution Right, $0.4 million in stock-based compensation, and $1.1 million change in our prepaid expenses primarily related to our directors and officers insurance, offset by a change in accounts payable of $0.8 million and accrued expenses of $0.6 million.

Investing Activities

Net cash used in investing activities was $37.4 million during the year ended December 31, 2018 as compared to $2,199 during the period March 16, 2017 (inception) through December 31, 2017. The increase in cash used in investing activities of $37.4 million was primarily the result of the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities was $66.4 million during year ended December 31, 2018 as compared to $7.8 million during the period March 16, 2017 (inception) through December 31, 2017. The increase in cash provided by financing activities of $58.6 million was the result of $64.5 million in net proceeds from our IPO, $0.3 million in proceeds from the exercise of stock options offset by $6.2 million decrease in cash received from issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, and similarly did not and do not have any holdings in variable interest entities.

Critical Accounting Policies and Significant Judgement and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expense

We are required to estimate our expenses resulting from obligations under contracts with vendors, consultants and CROs, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a study, we adjust our rate of expense recognition if actual results differ from our estimates.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of employee and non-employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option grants using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model requires the use of subjective assumptions, including the risk- free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. See Note 9 to our financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the year ended December 31, 2018. No stock options were granted during the period March 16, 2017 (inception) through December 31, 2017. Total employee and non-employee stock-based compensation expense related to unvested stock option grants not yet recognized as of December 31, 2018 and 2017 were $4,579,471 and $0, respectively, and are expected to be recognized as stock-based compensation expense over approximately 3.68 years and 0 years, respectively.

Biocon Anti-Dilution Right

Prior to our IPO, we classified the Biocon Anti-Dilution Right as a liability on our balance sheets, as an obligation existed to issue a variable number of shares and that obligation was not indexed to our own stock. The Biocon Anti-Dilution Right was initially recorded at fair value on date of grant and was subsequently remeasured to fair value at each balance sheet date. The Biocon Anti-Dilution Right was estimated at fair value using the precedent transaction method. The precedent transaction method was applied to solve for our enterprise value under two scenarios: with the Biocon Anti-Dilution Right and without the Biocon Anti-Dilution Right. The resulting difference in the enterprise value under these two scenarios was the estimated fair value of the Biocon Anti-Dilution Right. The estimates used to determine our enterprise value were based, in part, on subjective assumptions and could differ materially in the future. Prior to our IPO, fluctuations in the fair value of the Biocon Anti-Dilution Right were impacted by unobservable inputs, most significantly our estimated fair value and probability of achieving different financing scenarios. Changes in fair value of the Biocon Anti-Dilution Right have been reported in Other expense (income) in the statement of operations and comprehensive loss.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a full valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

We record uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We will recognize interest and penalties in income tax expense if and when incurred.

Recent Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after the Signatures page of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

We have adopted a written Code of Business Conduct and Ethics, or Ethics Code, that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics Code is available on our website at www.equilliumbio.com. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial statements:

The Financial Statements of Equillium, Inc. and Report of Independent Registered Public Accounting Firm are included after the Signatures page of this Annual Report on Form 10-K beginning on page F-1.

(a)(2)	Financial Statement Schedules:

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

(a)(3)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 16, 2018.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 16, 2018.

4.1

Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.1+

Form of Indemnity Agreement by and between the Registrant and its directors and officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.2+

Equillium, Inc. 2017 Equity Incentive Plan and Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.3+

Equillium 2018 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-227859) filed with the Securities and Exchange Commission on October 16, 2018.

10.4+

Equillium, Inc. 2018 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-227859) filed with the Securities and Exchange Commission on October 16, 2018.

10.5+

Equillium, Inc. Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.6†

Collaboration and License Agreement, dated May 22, 2017, by and between the Registrant and Biocon SA (which was subsequently assigned to Biocon Limited effective March 2018), incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.7†

Clinical Supply Agreement, dated May 22, 2017, by and between the Registrant and Biocon SA (which was subsequently assigned to Biocon Limited effective March 2018), incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.8

Standard Office Lease, effective as of February 1, 2018, by and between the Registrant and La Jolla Shores Plaza, LLC, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.9+

Offer Letter, dated June 1, 2018, by and between the Registrant and Daniel M. Bradbury, incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.10+

Offer Letter, dated March 19, 2018, by and between the Registrant and Jason A. Keyes, incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.11+

Offer Letter, dated June 1, 2018, by and between the Registrant and Bruce D. Steel, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.12+

Amended and Restated Offer Letter, dated June 7, 2018, by and between the Registrant and Stephen Connelly, Ph.D., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.13+

Offer Letter, dated August 1, 2018, by and between the Registrant and Krishna Polu, M.D., incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.14

First Amendment to Collaboration and License Agreement, effective as of September 28, 2018, by and between the Registrant and Biocon Limited, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

21.1*	Subsidiaries of Equillium, Inc

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney. Reference is made to the signature page hereto.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUILLIUM, INC.

Date: March 27, 2019	By:	/s/ DANIEL M. BRADBURY
Daniel M. Bradbury
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. Bradbury and Jason A. Keyes, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel M. Bradbury	Chief Executive Officer and	March 27, 2019
Daniel M. Bradbury	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Jason A. Keyes	Chief Financial Officer	March 27, 2019
Jason A. Keyes	(Principal Financial and Accounting Officer)

/s/ Bruce D. Steel	President, Chief Business Officer and	March 27, 2019
Bruce D. Steel	Member of the Board of Directors

/s/ Stephen Connelly, Ph.D.	Chief Scientific Officer and	March 27, 2019
Stephen Connelly, Ph.D.	Member of the Board of Directors

/s/ Martha J. Demski	Member of the Board of Directors	March 27, 2019
Martha J. Demski

/s/ Bala S. Manian, Ph.D.	Member of the Board of Directors	March 27, 2019
Bala S. Manian, Ph.D.

/s/ Charles McDermott	Member of the Board of Directors	March 27, 2019
Charles McDermott

/s/ Mark Pruzanski, M.D.	Member of the Board of Directors	March 27, 2019
Mark Pruzanski, M.D.

INDEX TO FINANCIAL STATEMENTS

EQUILLIUM, INC.

REPORT OF INDEPENDENT AUDITORS REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Equillium, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equillium, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018 and period from March 16, 2017 (inception) to December 31, 2017, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and period from March 16, 2017 (inception) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 27, 2019

Equillium, Inc.

Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,508,534	$7,103,553
Short-term investments	37,404,750	-
Prepaid expenses and other current assets	1,185,844	45,813
Total current assets	67,099,128	7,149,366
Property and equipment, net	63,515	2,077
Total assets	$67,162,643	$7,151,443
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,119,150	$243,741
Accrued expenses	908,827	325,079
Total current liabilities	2,027,977	568,820
Long-term convertible promissory notes	-	6,994,847
Long-term convertible promissory notes, related party	-	1,064,019
Biocon anti-dilution right	-	775,842
Other non-current liabilities	199,530	-
Total liabilities	2,227,507	9,403,528
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 200,000,000 and 43,100,000 shares authorized at December 31, 2018 and December 31, 2017, respectively; 17,376,236 and 10,708,074 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	789	124
Additional paid-in capital	80,441,417	9,665
Accumulated other comprehensive gain	5,279	-
Accumulated deficit	(15,512,349)	(2,261,874)
Total stockholders' equity (deficit)	64,935,136	(2,252,085)
Total liabilities and stockholders' equity (deficit)	$67,162,643	$7,151,443

See accompanying notes to audited financial statements

Equillium, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,	Period March 16, 2017 (Inception) Through December 31,
	2018	2017
Operating expenses:
Research and development	$4,943,149	$1,333,721
General and administrative	3,672,438	378,328
Total operating expenses	8,615,587	1,712,049
Loss from operations	(8,615,587)	(1,712,049)
Other expense (income):
Interest expense	2,557,510	379,385
Interest income	(339,620)	-
Change in fair value of Biocon anti-dilution right	2,416,998	170,440
Total other expense (income)	4,634,888	549,825
Net loss	$(13,250,475)	$(2,261,874)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	5,279	-
Comprehensive loss	$(13,245,196)	$(2,261,874)
Net loss per share, basic and diluted	$(1.09)	$(0.22)
Weighted-average common shares outstanding, basic and diluted	12,190,245	10,106,760

See accompanying notes to audited financial statements

Equillium, Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at March 16, 2017 (inception)	-	$-	$-	$-	$-	$-
Issuance of founders stock	8,620,000	100				100
Issuance of common stock to Biocon at $0.005 per share for license	2,088,074	24	9,665			9,689
Net loss					(2,261,874)	(2,261,874)
Balance at December 31, 2017	10,708,074	$124	$9,665	$-	$(2,261,874)	$(2,252,085)
Issuance of common stock, net of liability	446,171	44				44
Issuance of common stock upon conversion of promissory notes	878,834	88	12,303,672			12,303,760
Issuance of common stock to Biocon pursuant to certain anti-dilution rights	228,060	23	3,192,818			3,192,841
Shares issued for public offering, net of underwriters’ fees and $2,123,106 of offering costs	5,115,097	512	64,474,945			64,475,457
Fractional shares adjustment upon forward stock split		(2)	(195)			(197)
Vesting of restricted stock liability			18,598			18,598
Stock-based compensation expense			441,914			441,914
Comprehensive Income				5,279		5,279
Net loss					(13,250,475)	(13,250,475)
Balance at December 31, 2018	17,376,236	$789	$80,441,417	$5,279	$(15,512,349)	$64,935,136

See accompanying notes to audited financial statements

Equillium, Inc.

Statements of Cash Flows

	Year Ended December 31,	For the Period March 16, 2017 (Inception) Through December 31,
	2018	2017
Operating activities:
Net loss	$(13,250,475)	$(2,261,874)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,102	122
Stock-based compensation	441,914	-
Deferred rent	696	-
Non-cash interest expense	2,557,510	379,385
Change in fair value of Biocon anti-dilution right	2,416,998	170,440
Non-cash research license expense	-	615,091
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,140,031)	(45,813)
Accounts payable	842,722	243,740
Accrued expenses	598,314	236,708
Net cash used in operating activities	(7,526,250)	(662,201)
Investing activities:
Purchases of property and equipment	(34,858)	(2,199)
Purchases of short-term investments	(37,399,471)	-
Net cash used in investing activities	(37,434,329)	(2,199)
Financing activities:
Proceeds from public offering of common stock, net of $2,123,106 issuance costs	64,475,457	-
Proceeds from issuance of convertible promissory notes, net	1,599,012	6,767,853
Proceeds from issuance of convertible promissory notes related party, net	-	1,000,000
Proceeds from issuance of common stock	-	100
Proceeds from exercise of stock options, including early exercise	291,091	-
Net cash provided by financing activities	66,365,560	7,767,953
Net increase in cash and cash equivalents	21,404,981	7,103,553
Cash and cash equivalents at beginning of period	7,103,553	-
Cash and cash equivalents at end of period	$28,508,534	$7,103,553
Supplemental disclosures of noncash activities:
Issuance of common stock to Biocon for license	$-	$9,689
Amounts included in accounts payable for purchases of property and equipment	$32,682	$-
Conversion of convertible promissory notes into common stock	$12,303,760	$-
Issuance of common stock to Biocon pursuant to certain anti-dilution rights	$3,192,841	$-

See accompanying notes to audited financial statements

NOTES TO AUDITED FINANCIAL STATEMENTS

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the “Company”) was incorporated in the state of Delaware on March 16, 2017. The Company is engaged in the research and development of products for severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need.

The Company has devoted substantially all of its efforts to organizing and staffing the company, business planning, raising capital, in-licensing rights to EQ001, conducting preclinical research, filing its initial Investigational New Drug application (“IND”) and commencing clinical development of EQ001. In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Forward Stock Split

On October 1, 2018, the Company implemented a 1-for-8.62 forward stock split of its outstanding common stock. No fractional shares were issued in connection with the stock split, and the par value and other terms of the common stock were not affected by the stock split. All share and per share amounts, including stock options and exercise prices for stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the forward stock split.

Liquidity

On October 16, 2018, the Company completed an initial public offering (“IPO”) selling 4,670,000 shares of common stock at an offering price of $14.00 per share. The Company received net proceeds of approximately $58.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs.

In November 2018, the Company sold an aggregate of 445,097 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in additional net proceeds of approximately $5.8 million.

As of December 31, 2018, the Company had $65.9 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of EQ001 and working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for EQ001 or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of December 31, 2018 will be sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2019 due to the Company’s emerging growth company status. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the effect this standard will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The standard is effective for annual reporting periods beginning after December 15, 2018 and interim periods reporting within fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this guidance will have a material impact on the financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt the provisions of ASU 2018-13 in the first quarter of 2020, and the Company is currently evaluating the impact on the financial statements.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s investment policy includes guidelines for the quality of the related institutions and financial instruments and defines allowable investments that the Company may invest in, which the Company believes minimizes the exposure to concentration of credit risk.

Comprehensive Income (Loss)

The Company is required to report all components of comprehensive income (loss), including net loss, in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. Other comprehensive income includes unrealized gains on available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-Term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily represent amounts related to director and officer insurance and clinical trial agreements.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years, or the remaining term of the lease).

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses since inception.

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a study, the Company adjusts its rate of expense recognition if actual results differ from its estimates. The Company classifies its estimates for accrued research and development expenses as accrued expenses on the accompanying balance sheet.

Research and Development

Research and development expenses include salaries and related overhead expenses, external research and development expenses incurred under arrangements with third parties, costs related to in-licensing rights to EQ001 from Biocon SA (together with Biocon Limited, “Biocon”), costs of services performed by third parties, such as contract research organizations, and costs related to preparing and filing an IND with the U.S. Food and Drug Administration. Research and development costs are expensed as incurred.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the statement of operations.

Deferred Rent

Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the facilities the Company leases. The Company’s leases for its facilities provide for fixed increases in minimum annual rental payments. The total amount of rental payments due over the lease terms are being charged to rent expense ratably over the life of the leases. The Company classifies the current and non-current portion of deferred rent as accrued expenses and other non-current liabilities, respectively, on the accompanying balance sheet.

Biocon Anti-Dilution Right

The Company committed to issue to Biocon SA additional shares of common stock to maintain Biocon’s ownership interest at 19.5% of the diluted Company shares outstanding (as defined in the License Agreements (as defined below)) until the Company received aggregate cumulative gross proceeds from sales of equity securities of $15.0 million (“Biocon Anti-Dilution Right”). As an obligation existed to issue a variable number of shares and that obligation was not indexed to the Company’s common stock, the Biocon Anti-Dilution Right was classified as a liability in the accompanying balance sheet. The Biocon Anti-Dilution Right was recorded at fair value using the precedent transaction method. The fair value of the Biocon Anti-Dilution Right was re-measured at each financial reporting period with any changes in fair value recognized as a component of other expense (income).

In connection with the Company’s IPO in October 2018 the liability was reclassified to stockholders’ equity (deficit).

Stock-Based Compensation

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company uses the Black-Scholes option pricing model to value its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates of certain assumptions, including the volatility of the Company’s common stock, the expected term of the Company’s stock options, the expected dividend yield and the fair value of the Company’s common stock on the measurement date. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected term of stock options was estimated using the “simplified method” for employee options as the Company has no historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For options granted to non-employees, the Company uses the remaining contractual life. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. The Company accounts for forfeitures when they occur, and reverses any compensation cost previously recognized for awards for which the requisite -service has not been completed, in the period that the award is forfeited.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more- likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year ended December 31,	Period March 16, 2017 (inception) through December 31,
	2018	2017
Common stock options	420,481	-
Total	420,481	-

Correction of Immaterial Error

During the quarter ended December 31, 2018, the Company corrected previously reported weighted-average shares outstanding and basic and diluted net loss per share for the period March 16, 2017 (Inception) through December 31, 2017 due to an error identified.  In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, management evaluated the materiality of the error and concluded the error was immaterial to the previously filed financial statements.  The correction of the immaterial error resulted in an increase to weighted-average shares outstanding of 2.1 million shares and a decrease of basic and diluted net loss per share from $0.28 to $0.22 for the period March 16, 2017 (Inception) through December 31, 2017.

3. Fair Value of Financial Instruments

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasury securities, agency securities and certificates of deposit. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

The following table summarizes the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2018	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,821,150	$29,821,150	$-	$-
Agency securities	5,658,600	-	5,658,600	-
Certificates of deposit	1,925,000	1,925,000	-	-
Total	$37,404,750	$31,746,150	$5,658,600	$-

As of December 31, 2017, the Company did not hold any Level 1, Level 2, or Level 3 financial assets that are recorded at fair value on a recurring basis.

The carrying amounts of the Company’s financial instruments, including prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The Company believes the fair value of its convertible promissory notes approximates its carrying value. As of December 31, 2018, there were no convertible promissory notes on the Company’s balance sheet. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

At December 31, 2018 and 2017, the Company had investments in money market funds of $12.6 million and $0 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company estimated the fair value of its Biocon Anti-Dilution Right (see Note 6) at the time of issuance and remeasured it at each reporting date using the precedent transaction method. The precedent transaction method was applied to solve for the enterprise value of the Company under two scenarios: with the Biocon Anti-Dilution Right and without the Biocon Anti-Dilution Right. The resulting difference in the enterprise value under these two scenarios was the estimated fair value of the Biocon Anti-Dilution Right. The estimates used to determine the enterprise value of the Company were based, in part, on subjective assumptions. Fluctuations in the fair value of the Biocon Anti-Dilution Right were impacted by unobservable inputs, most significantly the estimated fair value of the Company and probability of achieving different financing scenarios.  Prior to the IPO, changes in the estimated fair value of the Company and the probability of achieving different financing scenarios had a significant impact on the fair value of the Biocon Anti-Dilution Right.

Financial liabilities measured at fair value on a recurring basis consist of the Biocon Anti-Dilution Right. As of December 31, 2018, and December 31, 2017, the carrying amount of the Biocon Anti-Dilution Right was $0 and $0.8 million, respectively, which approximates fair value and was determined based upon Level 3 inputs. As of December 31, 2018, and 2017, the Company did not hold any Level 1 or Level 2 financial liabilities that are recorded at fair value on a recurring basis.

The following table presents activity for the Biocon Anti-Dilution Right measured at fair value using Level 3 unobservable inputs as of December 31, 2018 and 2017:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at March 16, 2017 (inception)	$-
Issuance of Biocon Anti-Dilution Right	605,402
Changes in fair value reflected as change in fair value of Biocon Anti-Dilution Right	170,440
Balance at December 31, 2017	775,842
Changes in fair value reflected as change in fair value of Biocon Anti-Dilution Right	2,416,998
Conversion to common stock upon IPO	(3,192,840)
Balance at December 31, 2018	$-

In connection with the closing of the IPO, the Company issued to Biocon 228,060 shares of common stock in full satisfaction of the Biocon Anti-Dilution Right.

4. Short-term Investments

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of December 31, 2018:

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Losses	Gains	Fair Value
December 31, 2018
U.S. treasury securities	1 or less	$29,818,479	$-	$2,671	$29,821,150
Agency securities	>1 and <5	5,655,992	-	2,608	5,658,600
Certificates of deposit	>1 and <5	1,925,000	-	-	1,925,000
Total		$37,399,471	$-	$5,279	$37,404,750

All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. All of the Company’s securities have a maturity within two years of the balance sheet date.

As of December 31, 2017, the Company had no short-term investments. There were no impairments considered other-than-temporary during the year ended December 31, 2018, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss).

5. Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2018	2017
Furniture & fixtures	$23,283	$-
Machinery & lab equipment	23,686	-
Computer equipment	22,770	2,199
Less accumulated depreciation and amortization	(6,224)	(122)
Property and equipment, net	$63,515	$2,077

Depreciation expense related to property and equipment was $6,102 and $122, for the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2018	2017
Accrued payroll and other employee benefits	$559,541	$15,548
Clinical studies	244,506	-
Other accruals	96,412	632
Preclinical studies	8,368	36,000
Accrued taxes	-	184,527
Accrued interest	-	88,372
Total accrued expenses	$908,827	$325,079

7. Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement, clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively “License Agreements”) with Biocon. Pursuant to the License Agreements, Biocon granted the Company an exclusive license in the United States and Canada (“Company Territory”) to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit EQ001 and any pharmaceutical composition or preparation containing or comprising EQ001 (“Biocon Product”) that uses Biocon technology or Biocon know-how. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of EQ001 clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon shares of its common stock equal to 19.5% of its outstanding shares at the time of the execution of the License Agreements. Biocon also had a Biocon Anti-Dilution Right (see Note 2) which was recorded at fair value using the precedent transaction method (see Note 3) and was determined to be $605,402 at the time of issuance. As an obligation existed to issue a variable number of shares and such obligation was not indexed to the Company’s common stock, the Biocon Anti-Dilution Right was classified as a liability in the accompanying balance sheet. The fair value of the Biocon Anti-Dilution Right was re-measured at each financial reporting period with any changes in fair value being recognized as a component of other expense (income). In connection with the closing of the IPO, the Company issued to Biocon 228,060 shares of common stock in full satisfaction of the Biocon Anti-Dilution Right.

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

8. Convertible Promissory Notes

In May 2017, the Company issued $1,000,000 in convertible promissory notes to its founders (“Founder Notes”). The Founder Notes accrued interest at a rate of 6% a year and had a maturity one year from issuance. The Founder Notes were convertible at the option of the holder upon a Qualified Financing (as defined below).

In October 2017, November 2017, April 2018, and June 2018, the Company entered into note purchase agreements whereby the Company agreed to issue and investors (the “Noteholders”) agreed to purchase $9,407,474 in convertible promissory notes (the “Convertible Promissory Notes”). As part of the October 2017 Convertible Promissory Notes, the Founder Notes were amended and restated on terms matching the Convertible Promissory Notes and the then outstanding principal and accrued interest thereunder was included as the principal amount of each such amended and restated Convertible Promissory Note. The Convertible Promissory Notes accrued interest at a rate of 6% per year and had a maturity two years from their issuance.

Pursuant to their terms, the Convertible Promissory Notes had an automatic conversion feature into equity securities sold pursuant to a qualified financing (“Qualified Financing”) transaction from which the Company would receive total gross proceeds of not less than $15.0 million. The conversion price was equal to 90% of the per share price paid by investors for such securities if the closing of the financing occurred on or prior to the six month anniversary of the issuance of Convertible Promissory Notes or equal to 80% of the per share price paid by investors for such securities if the closing of the financing occurred after the six month anniversary of the issuance of Convertible Promissory Notes. In connection with the closing of the IPO, the Convertible Promissory Notes converted into 878,834 shares of common stock.

The Company recorded interest expense of $2,557,510 and $379,385 using the effective-interest method for the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017, respectively, in relation to stated interest and the estimated discount at which the Convertible Promissory Notes would convert.

The following is a summary of all debt obligations recorded on the balance sheet at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Convertible Promissory Notes	$-	$7,807,474
Accrued discount	-	251,392
Total notes payable	$-	$8,058,866

9. Stockholders’ Equity (Deficit)

During 2017, the Company issued 8,620,000 shares of common stock to founders at a price of $0.00001 per share and 2,088,074 shares of common stock to Biocon as partial consideration for the License Agreements (Note 7). The shares issued to Biocon were valued at $0.005 per share, resulting in $9,689 of research license expense.

On October 16, 2018, the Company completed an IPO, selling 4,670,000 shares of common stock at an offering price of $14.00 per share. The Company received net proceeds of approximately $58.7 million, after deducting underwriting discounts, commissions and offering-related transaction costs.

In connection with the closing of the IPO in October 2018, the Convertible Promissory notes automatically converted into an aggregate of 878,834 shares of the Company’s common stock and the Company issued 228,060 shares of common stock to Biocon pursuant to certain anti-dilution rights.

In November 2018, the Company sold an aggregate of 445,097 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, resulting in additional net proceeds of approximately $5.8 million.

Stock Options

In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards.

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) as the successor to and continuation of the 2017 Plan. No further grants will be made under the 2017 Plan. The 2018 Plan became effective in connection with the execution and delivery of the underwriting agreement related to the IPO. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2018 Plan is 2,229,773 shares which consists of 333,119 shares of common stock reserved for issuance under the 2017 Plan at the time the 2018 Plan was adopted, 1,040,000 new shares of common stock approved for issuance under the 2018 Plan and 856,654 shares underlying awards granted under the 2017 Plan that were outstanding as of the effective date of the 2018 Plan and which will be added to the 2018 Plan’s reserve if such awards expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares or are reacquired, withheld or not issued to satisfy a tax withholding or to satisfy a purchase price or exercise price of a stock award. As of December 31, 2018, the number of shares reserved under the 2018 Plan was 1,363,119 shares. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 5.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares of the Company’s common stock that may be issued on the exercise of incentive stock options under the Company’s 2018 Plan is 6,689,319.

Options granted under the 2018 Plan and 2017 Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Board of Directors based on the estimated fair value of the Company’s stock on the date of the option grant. The exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. Most option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years and early exercise is permitted.

A summary of the Company’s stock option activity under the 2018 Plan and 2017 Plan are as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	$-	-	$-
Granted	866,654	2.16
Exercised	(446,171)	(0.66)
Cancelled	-	-
Outstanding at December 31, 2018	420,483	$3.75	9.67	$1,853,746
Options exercisable at December 31, 2018	-	$-	-	$-

The weighted-average fair value of options granted for the year ended December 31, 2018 and for the period March 16, 2017 (Inception) through December 31, 2017, were $5.79 and $0, respectively.

The following table summarizes certain information regarding stock options:

	Year Ended December 31,	Period March 16, 2017 (Inception) through December 31
	2018	2017
Fair value of options vested during the period	$46,080	$-
Cash received from options exercised during the period	$291,091	$-
Intrinsic value of options exercised during the period	$3,345,710	$-

2018 Employee Stock Purchase Plan

In October 2018, the Company adopted the 2018 Equity Stock Purchase Plan (“ESPP”). The ESPP became effective in connection with the execution and delivery of the underwriting agreement related to the IPO. The ESPP authorizes the issuance of 343,275 shares of the Company’s common stock under purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2019 through January 1, 2028, by the lesser of (1) 1.0% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 343,275 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2).

Liability for Early Exercise of Restricted Stock Options

All stock option grants under the 2017 Plan provide for exercise of the stock option prior to vesting. Shares of common stock issued upon exercise of unvested options are subject to repurchase by the Company at the respective original exercise price until vested. Consideration received for the exercise of unvested stock options is recorded as a liability and reclassified into equity as the related award vests.

As of December 31, 2018, 446,171 unvested shares issued under early exercise provisions were subject to repurchase by the Company. The balance sheet reflects an unvested stock liability of $0.3 million and $0 million as of December 31, 2018 and 2017, respectively. The short-term portion of the unvested stock liability totals $0.1 million and is classified as accrued expenses on the accompanying balance sheet. The long-term portion of the unvested stock liability totals $0.2 million and is classified as other non-current liabilities on the accompanying balance sheet.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows:

	Year Ended December 31,	Period March 16, 2017 (Inception) through December 31
	2018	2017
Research and development	$250,701	$-
General and administrative	191,213	-
Total	$441,914	$-

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Year Ended December 31,	Period March 16, 2017 (Inception) through December 31,
	2018	2017
Risk-free interest rate	2.83%	-
Expected volatility	88.29%	-
Expected term (in years)	5.91	-
Expected dividend yield	0%	-

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

Expected term. The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

Expected dividend yield. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

As of December 31, 2018 and 2017, the unrecognized compensation cost related to unvested stock option grants was $4,579,471 and $0, respectively, and is expected to be recognized as expense over approximately 3.68 years and 0 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Stock options issued and outstanding	420,483	-
Awards available under the 2017 Plan	-	1,189,773
Awards available under the 2018 Plan	1,363,119	-
Employee stock purchase plan	343,275	-
Total	2,126,877	1,189,773

10. Related-Party Transactions

In May 2017, the Company entered into License Agreements with Biocon, a pharmaceutical company in which the Company’s Chief Executive Officer is on the Board of Directors.

In May 2017, the Company entered into Founder Notes with the Company’s Chief Executive Officer and Chief Business Officer in the amounts of $500,000 and $500,000, respectively. These Founder Notes were subsequently amended and restated on terms matching the Convertible Promissory Notes and the then outstanding principal and accrued interest thereunder was included as the principal amount of each such amended and restated Convertible Promissory Note.

11. Commitments and Contingencies

Leases and Other Commitments

The Company leases certain office space in La Jolla, California under a non-cancelable operating lease, with a term through February 2022. Rent expense was $49,255 and $0 for the year ended December 31, 2018, and the period March 16, 2017 (inception) through December 31, 2017, respectively.

The future minimum lease payments required under non-cancelable leases as of December 31, 2018, are summarized as follows:

Year Ending December 31,
2019	$57,522
2020	58,914
2021	59,192
2022	9,865
2023	-
Total minimum lease payments	$185,493

The Company enters into service agreements with indemnification clauses in the ordinary course of business. Pursuant to such clauses, the Company indemnifies, defends, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by third party claims arising out of the indemnified party’s performance of service. The Company has not incurred costs to defend lawsuits pursuant to these indemnification clauses.

Litigation

As of December 31, 2018 and 2017 there was no litigation against the Company.

12. Income Taxes

The Company has not recorded a current or deferred tax expense or benefit for the year ended December 31, 2018 and the period March 16, 2017 (Inception) through December 31, 2017.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 21% and 34% for the year ended December 31, 2018 and for the period March 16, 2017 (inception) through December 31, 2017, respectively, is as follows:

	Year Ended December 31,	Period March 16, 2017 (Inception) through December 31,
	2018	2017
Income taxes at statutory rates	21.00%	34.00%
State income tax, net of federal benefit	0.00%	0.00%
Permanent items	-9.76%	-10.92%
Tax law change - tax reform	0.00%	-8.78%
Federal research credit	1.68%	0.41%
Change in federal valuation allowance	-12.92%	-14.71%
	0%	0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$2,268,242	$248,222
Credits	333,527	43,162
Intangibles	184,847
Other	224,534	198,290
Total deferred tax assets	3,011,150	489,674
Valuation allowance	(3,010,878)	(489,585)
Total deferred tax assets, net of allowance	$272	$89
Deferred tax liabilities:
Property and equipment	(272)	(89)
Total deferred tax liabilities	$(272)	$(89)
Net deferred taxes	$-	$-

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $3,010,878 as of December 31, 2018 as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book  losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $2,521,293 during the year ended December 31, 2018.

At December 31, 2018, the Company had federal and California tax loss carry forwards of approximately $8,011,776, and $8,176,000, respectively. The federal and state net operating loss carry forwards begin to expire in 2037 unless previously utilized.

The federal net operating loss carryover includes $7,127,000 of net operating losses generated in 2018. Federal net operating losses generated in 2018 carryover indefinitely and may generally be used to offset up to 80% of future taxable income.

At December 31, 2018, the Company had federal and state tax credit carry forwards of approximately $305,035 and $141,611, respectively, after reduction for uncertain tax positions.  The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2037, if unused, and the state credits carry forward indefinitely.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), specifically Section 382 and 383, the Company's ability to use net operating loss and research and development tax credit carry forwards (“tax attribute carry forwards”) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carry forwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated.  Further, our deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including limitations on the deductibility of interest and capitalization of research and development expenditures.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Tax Act reduced the Company’s corporate tax rate to 21 percent, effective January 1, 2018. In connection with the Company's initial analysis of the impact of the Tax Act, the Company reduced deferred tax assets by $198,687 which was offset by a reduction in the valuation allowance for the period March 16, 2017 (inception) through December 31, 2017. The Company has completed its accounting for the income tax effects of the Tax Act and there were no additional material impacts from the Company's initial analysis.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017:

	Year Ended December 31,	For the Period March 16, 2017 (Inception) through December 31,
	2018	2017
Unrecognized Tax Benefits – Beginning	$18,849	$-
Gross increases – tax positions in prior period	-	-
Gross decreases – tax positions in prior period	(11,310)	-
Gross increase – current-period tax positions	81,789	18,849
Gross decrease – current-period tax positions	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized Tax Benefits – Ending	$89,328	$18,849

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets.  If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance.  The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's balance sheets as of December 31, 2018 and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2018.

All tax years for both federal and state purposes remain open and subject to examination by tax jurisdictions.

13. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company has not made any contributions for the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017.

14. Selected Quarterly Financial Data (unaudited)

The following table contains unaudited quarterly financial information for the year ended December 31, 2018 and the period March 16, 2017 (inception) through December 31, 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Operating expenses	$(1,036,530)	$(1,125,078)	$(2,225,880)	$(4,228,099)
Net loss	(1,576,796)	(1,765,363)	(4,916,423)	(4,991,893)
Net loss per common share, basic and diluted	$(0.15)	$(0.16)	$(0.44)	$(0.31)
Period March 16, 2017 (Inception) Through December 31, 2017
Operating expenses	$(67,195)	$(921,341)	$(83,711)	$(639,801)
Net loss	(67,195)	(947,297)	(141,025)	(1,106,357)
Net loss per common share, basic and diluted	$(0.01)	$(0.10)	$(0.01)	$(0.10)

15. Subsequent Events

In January 2019, the Company created a new subsidiary in Australia with the Company serving as the sole shareholder through the subscription of shares.

On February 27, 2019, the Company entered into a lease for approximately 2,050 square feet of office space located in South San Francisco, California. The commencement date of the lease is March 1, 2019. The term of the lease is two years. Future minimum obligations under the lease are $74,000, $91,000 and $15,000 for the years ended December 31, 2019, 2020, and 2021, respectively.