Form 10-Q
period 2019-03-31
Equillium, Inc.
filed 2019-05-13
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38692

EQUILLIUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1554746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2223 Avenida de la Playa, Suite 105, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 412-5302

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company filer	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EQ	The Nasdaq Global Market

As of May 7, 2019, the registrant had 17,376,236 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,394	$28,508
Short-term investments	40,213	37,405
Prepaid expenses and other current assets	1,022	1,186
Total current assets	62,629	67,099
Property and equipment, net	83	64
Other assets	15	-
Total assets	$62,727	$67,163
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,588	$1,119
Accrued expenses	1,464	909
Total current liabilities	3,052	2,028
Non-current liabilities	181	200
Total liabilities	3,233	2,228
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 17,376,236 shares issued and outstanding	1	1
Additional paid-in capital	80,906	80,441
Accumulated other comprehensive income	49	5
Accumulated deficit	(21,462)	(15,512)
Total stockholders' equity	59,494	64,935
Total liabilities and stockholders' equity	$62,727	$67,163

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$3,759	$663
General and administrative	2,589	374
Total operating expenses	6,348	1,037
Loss from operations	(6,348)	(1,037)
Other income (expense), net:
Interest expense	-	(489)
Interest income	398	5
Change in fair value of Biocon anti-dilution right	-	(56)
Total other income (expense), net	398	(540)
Net loss	$(5,950)	$(1,577)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	44	-
Comprehensive loss	$(5,906)	$(1,577)
Net loss per share, basic and diluted	$(0.34)	$(0.15)
Weighted-average common shares outstanding, basic and diluted	17,376,236	10,708,074

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2017	10,708,074	$-	$10	$-	$(2,262)	$(2,252)
Net loss	-	-	-	-	(1,577)	(1,577)
Balance at March 31, 2018	10,708,074	$-	$10	$-	$(3,839)	$(3,829)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	17,376,236	$1	$80,441	$5	$(15,512)	$64,935
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	446	-	-	446
Other comprehensive income	-	-	-	44	-	44
Net loss	-	-	-	-	(5,950)	(5,950)
Balance at March 31, 2019	17,376,236	$1	$80,906	$49	$(21,462)	$59,494

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(5,950)	$(1,577)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5	1
Stock-based compensation	446	-
Non-cash interest expense	-	489
Accretion of discount on investments, net	(124)	-
Change in fair value of Biocon anti-dilution right	-	56
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	149	18
Accounts payable	455	(4)
Accrued expenses	555	128
Net cash used in operating activities	(4,464)	(889)
Investing activities:
Purchases of property and equipment	(11)	(5)
Purchases of short-term investments	(14,215)	-
Maturities of short-term investments	11,575	-
Net cash used in investing activities	(2,651)	(5)
Net decrease in cash and cash equivalents	(7,115)	(894)
Cash and cash equivalents at beginning of period	28,509	7,103
Cash and cash equivalents at end of period	$21,394	$6,209
Supplemental disclosures of noncash activities:
Amounts included in accounts payable for purchases of property and equipment	$13	$6

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is engaged in the research and development of products for severe autoimmune and inflammatory disorders with high unmet medical need.

From inception through March 31, 2019, the Company has devoted substantially all of its efforts to organizing and staffing the company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing its initial Investigational New Drug application (IND) and commencing clinical development of the Company’s initial product candidate, itolizumab (EQ001). In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity

As of March 31, 2019, the Company had $61.6 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents and short-term investments to fund research and development of itolizumab and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of March 31, 2019 will be sufficient to fund operations for more than a year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2019.

Principles of Consolidation

In January 2019, the Company created a new wholly-owned subsidiary in Australia with the Company serving as the sole shareholder through the subscription of shares. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB ASC 840 and creates Topic 842, Leases. The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2019 due to the Company’s emerging growth company status. ASU 2016-02 mandates a modified retrospective transition method. The Company plans to adopt the provisions of ASU 2016-02 in the first quarter of 2020, and the Company is evaluating the impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The standard is effective for annual reporting periods beginning after December 15, 2018 and interim periods reporting within fiscal years beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2019, which did not have a material effect on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt the provisions of ASU 2018-13 in the first quarter of 2020, and the Company is currently evaluating the impact on the condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals and the valuation of equity awards. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a study, the Company adjusts its rate of expense recognition if actual results differ from its estimates. The Company classifies its estimates for accrued research and development expenses as accrued expenses on the accompanying condensed consolidated balance sheet.

Stock-Based Compensation

The Company measures employee and non-employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company uses the Black-Scholes option pricing model to value its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates of certain assumptions, including the volatility of the Company’s common stock, the expected term of the Company’s stock options, the expected dividend yield and the fair value of the Company’s common stock on the measurement date. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected term of stock options was estimated using the “simplified method” for employee options as the Company has no historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For options granted to non-employees, the Company uses the remaining contractual life. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. The Company accounts for forfeitures when they occur, and reverses any compensation cost previously recognized for awards for which the requisite service has not been completed, in the period that the award is forfeited.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three months ended March 31,
	2019	2018
Common stock options	1,150,483	-
Total	1,150,483	-

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	March 31,	for Identical	Observable	Inputs
	2019	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,868	$29,868	$-	$-
Agency securities	7,193	-	7,193	-
Certificates of deposit	3,152	3,152	-	-
Total	$40,213	$33,020	$7,193	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2018	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,821	$29,821	$-	$-
Agency securities	5,659	-	5,659	-
Certificates of deposit	1,925	1,925	-	-
Total	$37,405	$31,746	$5,659	$-

U.S. treasury securities and certificates of deposit are valued using Level 1 inputs. Level 1 securities are valued at unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Investments in agency securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors.

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded on a fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

At March 31, 2019 and December 31, 2018, the Company had investments in money market funds of $10.1 million and $12.6 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Losses	Gains	Fair Value
March 31, 2019
U.S. treasury securities	1 or less	$29,859	$(1)	$10	$29,868
Agency securities	>1 and <5	7,168	-	25	7,193
Certificates of deposit	>1 and <5	3,137	-	15	3,152
Total		$40,164	$(1)	$50	$40,213
December 31, 2018
U.S. treasury securities	1 or less	$29,818	$-	$3	$29,821
Agency securities	>1 and <5	5,657	-	2	5,659
Certificates of deposit	>1 and <5	1,925	-	-	1,925
Total		$37,400	$-	$5	$37,405

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. There were no gross realized gains and losses on sales of short-term investments for all periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued payroll and other employee benefits	$315	$560
Clinical studies	866	245
Other accruals	131	96
Preclinical studies	152	8
Total accrued expenses	$1,464	$909

5. Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement, clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively License Agreements) with Biocon SA (subsequently assigned to Biocon Limited (together, Biocon)). Pursuant to the License Agreements, Biocon granted the Company an exclusive license in the United States and Canada (Company Territory) to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab (Biocon Product) that uses Biocon technology or Biocon know-how. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of itolizumab clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon shares of its common stock equal to 19.5% of its outstanding shares at the time of the execution of the License Agreements. In addition, the Company was required to issue Biocon additional shares of common stock to maintain Biocon’s ownership interest of the Company’s fully-diluted capitalization until the Company received aggregate cumulative gross proceeds from sales of equity securities of $15.0 million, the Biocon Anti-Dilution Right. The Biocon Anti-Dilution Right was recorded at fair value using the precedent transaction method and was determined to be $605,402 at the time of issuance. As an obligation existed to issue a variable number of shares and such obligation was not indexed to the Company’s common stock, the Biocon Anti-Dilution Right was classified as a liability in the accompanying balance sheet. The fair value of the Biocon Anti-Dilution Right was re-measured at each financial reporting period with any changes in fair value being recognized as a component of other expense (income). In connection with the closing of the Company’s initial public offering in October 2018, the Company issued to Biocon 228,060 shares of common stock in full satisfaction of the Biocon Anti-Dilution Right and the liability was reclassified to stockholder’s equity.

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay quarterly tiered royalties based on a percentage from the mid-single digits to sub-teen double-digits of net sales of Biocon Products, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data. To date, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

6. Stockholders’ Equity

As of March 31, 2019, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 17,376,236 shares of common stock outstanding as of March 31, 2019 and December 31, 2018.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2019 is as follows:

	March 31,	December 31,
	2019	2018
	(unaudited)
Stock options issued and outstanding	1,150,483	420,483
Awards available under the 2018 Equity Incentive Plan	1,501,930	1,363,119
Employee stock purchase plan	517,037	343,275
Total	3,169,450	2,126,877

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.56%	-
Expected volatility	93.01%	-
Expected term (in years)	5.92	-
Expected dividend yield	0%	-
Weighted-average grant-date fair value per share	$5.65	-

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$255	$-
General and administrative	191	-
Total	$446	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 27, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Equillium, Inc.

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

Overview

We are a clinical-stage biotechnology company leveraging deep understanding of immunobiology to develop products for severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our initial product candidate, itolizumab (EQ001), is a clinical-stage, first-in-class monoclonal antibody that selectively targets the novel immune checkpoint receptor CD6. CD6 plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking. Activated Teff cells drive a number of immuno-inflammatory diseases across therapeutic areas including transplant science, systemic autoimmunity, pulmonary, neurologic, gastrointestinal, renal, vascular, ophthalmic and dermatologic disorders. Therefore, we believe itolizumab may have broad therapeutic utility in treating a large and diverse set of severe immuno-inflammatory diseases.

Our pipeline is focused on developing itolizumab as a potentially best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. In the first quarter of 2019, we initiated a Phase 1b/2 clinical trial of itolizumab for the treatment of acute graft-versus-host disease, or aGVHD, and expect top-line data from the Phase 1b part of this trial in the first quarter of 2020. Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for aGVHD was accepted in July 2018.  The FDA granted itolizumab Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In the second quarter of 2019, we plan to initiate a Phase 1b proof-of-concept clinical trial in Australia for the treatment of uncontrolled moderate to severe asthma. We also plan to commence a development program in lupus nephritis with plans to initiate a Phase 1b proof-of-concept clinical trial in the second half of 2019.

We have an ongoing translational biology program to assess the therapeutic utility of itolizumab in additional indications where CD6 and its ligand activated leukocyte cell adhesion molecule (ALCAM) play an important role in the pathogenesis of T cell mediated diseases. Our selection of additional indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing itolizumab into further development.

We acquired U.S. and Canadian rights to itolizumab in May 2017, pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Following completion of a Phase 3 clinical trial conducted outside of North America, itolizumab was approved in India for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon as ALZUMAb. Today, India is the only jurisdiction where ALZUMAb is approved or marketed. Itolizumab (EQ001) has been evaluated in one Phase 1 clinical trial to date, conducted by Biocon, and is not approved for commercial sale in the United States or Canada. Our partnership with Biocon includes an exclusive supply agreement for clinical and commercial drug product of itolizumab. Biocon currently manufactures itolizumab at commercial scale in a facility regulated by the FDA.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing our initial IND and commencing clinical development of itolizumab. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations with an aggregate of approximately $81.0 million in gross proceeds through our initial public offering, or IPO, and private placements of convertible promissory notes. We have incurred losses since our inception. Our net losses were $13.3 million for the year ended December 31, 2018 and $6.0 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $21.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and planned clinical development of itolizumab, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur additional costs associated with being a public company. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2019, will enable us to fund our currently planned operations for at least the next 12 months.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for itolizumab or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

We currently have no products approved for sale, and we have not generated any revenues to date. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, as well as product sales from any approved product, which approval we do not expect to occur for at least the next several years, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of itolizumab and any future product candidates. If we fail to complete the development of itolizumab or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research and development activities, preclinical activities, and clinical development of itolizumab. Our research and development expenses include:

•	salaries and related overhead expenses, which include stock-based compensation and benefits, for personnel in research and development functions;
•	external research and development expenses incurred under arrangements with third parties, such as consultants and advisors for research and development;
•	costs related to in-licensing rights to itolizumab from Biocon;
•	costs of services performed by third parties, such as contract research organizations, or CROs, that conduct research and development and preclinical activities on our behalf; and
•	costs related to preparing and filing an IND with the FDA.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of itolizumab and potentially expand the number of indications for which we are developing itolizumab. The successful development of itolizumab is highly uncertain. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of itolizumab or the period, if any, in which material net cash inflows from itolizumab may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Change in Fair Value of Biocon Anti-Dilution Right

Prior to the IPO, we were required to issue to Biocon additional shares of common stock to maintain Biocon’s ownership interest of our fully-diluted capitalization until we have received aggregate cumulative gross proceeds from sales of equity securities of $15.0 million, or the Biocon Anti-Dilution Right. The Biocon Anti-Dilution Right was classified as a liability in the accompanying condensed consolidated balance sheet. The Biocon Anti-Dilution Right was recorded at fair value using the precedent transaction method. The fair value of the Biocon Anti-Dilution Right was re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense). The Biocon Anti-Dilution Right was satisfied in full upon the issuance of 228,060 shares of common stock to Biocon in connection with the completion of the IPO.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$
Research and development	$3,759	$663	$3,096
General and administrative	2,589	374	2,215
Interest expense	-	(489)	489
Interest income	398	5	393
Change in fair value of Biocon Anti-Dilution Right	-	(56)	56

Research and Development Expenses

Research and development expenses were $3.8 million for the three months ended March 31, 2019, compared to $0.7 million for the three months ended March 31, 2018. The increase in research and development expense primarily includes the following changes:

•	$1.5 million increase in clinical development activities
•	$1.2 million increase in employee compensation and benefits and consulting expenses
•	$0.3 million increase in overhead expenses primarily related to increased travel costs associated with our research and development activities
•	$0.1 million increase in preclinical research activities

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018. The increase in general and administrative expense primarily includes the following changes:

•	$1.1 million increase in employee compensation and benefits and consulting expenses
•	$0.6 million increase in costs associated with being a public company and travel costs
•	$0.5 million increase related to legal and professional fees

Interest Expense

Interest expense was $0 and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in interest expense consisted of $0.5 million in non-cash interest expense, including accretion of debt premium and issuance costs in relation to our convertible promissory notes. The convertible promissory notes were converted into equity in connection with the IPO in October 2018.

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments.

Change in Fair Value of Biocon Anti-Dilution Right

Change in fair value of the Biocon Anti-Dilution Right was $0.1 million for the three months ended March 31, 2018. In connection with our IPO in October 2018, the liability associated with the Biocon Anti-Dilution Right was reclassified to stockholders’ equity. Therefore, there was no further activity in the three months ended March 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2019, we have raised an aggregate of approximately $81.0 million in gross proceeds pursuant to our IPO and private placements of convertible promissory notes. As of March 31, 2019, we had $21.4 million in cash and cash equivalents and $40.2 million in short-term investments.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance and expand our clinical development of itolizumab. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our primary uses of capital will be for clinical research and development services, manufacturing, clinical trial costs, legal and other regulatory compliance expenses, compensation and related expenses, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2019, will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our ongoing and planned clinical trials for itolizumab;
•	the number and scope of indications we decide to pursue for itolizumab development;
•	the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, we may submit for itolizumab;
•	the costs and timing of manufacturing for itolizumab, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of itolizumab;
•	the costs associated with being a public company;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing itolizumab, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $21.5 million as of March 31, 2019. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab.

Cash Flows

The following table sets forth the cash flow from operating and investing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(4,464)	$(889)
Net cash used in investing activities	(2,651)	(5)
Net decrease in cash and cash equivalents	$(7,115)	$(894)

Operating Activities

Net cash used in operating activities was $4.5 million during the three months ended March 31, 2019 as compared to $0.9 million during the three months ended March 31, 2018. The increase in net cash used in operating activities of $3.6 million was primarily the result of the increase in operating expenses in 2019.

Investing Activities

Net cash used in investing activities was $2.7 million during the three months ended March 31, 2019 as compared to $5,000 during the three months ended March 31, 2018. The increase in cash used in investing activities of $2.7 million was primarily the result of the purchase of short-term investments of $14.2 million offset by $11.5 million of maturities of short-term investments.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, and similarly did not and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and to the Development and Regulatory Approval of Itolizumab

We have a very limited operating history and have never generated any revenues.

We are an early-stage biotechnology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in March 2017 and our operations, to date, have been limited to organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing our initial IND and commencing clinical development of itolizumab. We have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the year ended December 31, 2018 and the three months ended March 31, 2019, our net losses were $13.3 million and $6.0 million, respectively. As of March 31, 2019, we had an accumulated deficit of $21.5 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities, including the ongoing and planned clinical development of itolizumab, and as we incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval for itolizumab, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of itolizumab, obtaining marketing approval for itolizumab, manufacturing, marketing and selling itolizumab if we obtain marketing approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval for and commercializing itolizumab, we may never generate revenues that are significant enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We are highly dependent on the success of our product candidate, itolizumab, which is in early stage clinical development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate in any of the indications for which we plan to develop it.

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize itolizumab, in any of the indications for which we initially plan to develop it, including aGVHD, uncontrolled moderate to severe asthma and lupus nephritis, which may never occur. We have no product candidates in our pipeline other than itolizumab. We currently generate no revenues from sales of any biopharmaceutical products or otherwise, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

Before we can market and sell itolizumab in the United States, we will need to manage research and development activities, commence and complete clinical trials, obtain necessary regulatory approvals from the FDA and build a commercial organization or enter into a marketing collaboration with a third party, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approval and develop sufficient commercial capabilities for itolizumab. We have not submitted a BLA to the FDA for any product candidate. Further, itolizumab may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approval, we may never generate significant revenues from any commercial sales of itolizumab. If itolizumab is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, prospects, financial condition and results of operations will be adversely affected.

If we fail to comply with U.S. export control and economic sanctions, our business, financial condition and prospects may be materially and adversely affected.*

Our business and our products are subject to U.S. export control laws and regulations, including the U.S. Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Our company must comply with these laws and regulations. The antibody sequence for both itolizumab (EQ001) and ALZUMAb is derived from Cuban-origin intellectual property and thus we believe this to be a pharmaceutical of Cuban origin, which would make the import, development and commercialization of itolizumab subject to these laws, sanctions and regulations. We currently rely on a general license issued by OFAC under the Cuban Assets Control Regulations, or CACR, relating to Cuban-origin pharmaceuticals to import and conduct clinical trials relating to itolizumab. Although we believe our activities for itolizumab qualify for, and are authorized under, the OFAC general license and we have maintained compliance with the general license requirements, there is some question regarding such applicability given that we have licensed itolizumab from Biocon and OFAC has not confirmed the applicability of the general license to itolizumab or products not wholly developed in or exported from Cuba. In the absence of the OFAC general license, all of our development and potential commercialization activities for itolizumab would be prohibited under the CACR, and we would be required to request a specific license from OFAC authorizing such activities, which OFAC could deny.

We have submitted to OFAC, and subsequently amended and supplemented, a request for interpretive guidance confirming the applicability of the general license to itolizumab, or in its absence, a specific license authorization from OFAC authorizing activities relating to the commercialization of itolizumab, or the Submission. We have simultaneously requested that OFAC treat the Submission as a voluntary disclosure if OFAC concludes that our determination that the general license applies to itolizumab was in error. Our request to OFAC is still pending and we are in communication with OFAC officials in an effort to facilitate the agency’s review. Even if OFAC concludes that the general license applies to itolizumab, there can be no assurance that the general license will not be revoked or modified by OFAC in the future, or that we will remain in compliance with these or other export laws and regulations. If OFAC determines that the general license does not apply, and OFAC then denies our request for a specific license or delays issuance of a specific license, we will be unable to deal in, or otherwise commercialize, itolizumab. In that case, we would be required to cease operations related to itolizumab, which would materially and adversely affect our financial condition and business prospects. In addition, in the absence of the general or specific license, the transfer, sale and/or purchase of our securities could be prohibited, and the ownership or possession of our securities could be subject to an affirmative OFAC reporting requirement relating to blocked property. We and certain of our employees could also be subject to substantial civil or criminal penalties.

Since submitting the Submission, we have participated in informal discussions with OFAC regarding our request and provided supplemental materials to facilitate the agency’s ongoing review.

Itolizumab is a monoclonal antibody that selectively targets CD6, a target for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for itolizumab. We do not know whether our approach in targeting CD6 will allow us to develop any products of commercial value.

We have concentrated our research and development approach on targeting CD6, and our future success depends on the successful development of this therapeutic approach to the diseases we are targeting for treatment. To date, there are no FDA-approved drugs that target CD6, and while there are a number of independent studies clinically validating CD6 as a target, other than our partner Biocon, CD6 has not traditionally been a pathway targeted by other biopharmaceutical companies. The regulatory approval process for novel product candidates such as itolizumab can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring itolizumab to market could decrease our ability to generate sufficient revenue to maintain our business.

Additionally, companion diagnostic tests may be developed for use with itolizumab. We, or our collaborators, will be required to obtain FDA clearance or approval for these tests, as well as coverage and reimbursement separate and apart from the approval and coverage and reimbursement we seek for our itolizumab.  Our inability to collaborate with a companion diagnostics developer could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will require substantial additional funding to complete the development and any commercialization of itolizumab. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

We expect our expenses to increase substantially during the next few years. The development of biotechnology product candidates is capital intensive. As itolizumab enters and advances through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for itolizumab, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution.  Furthermore, we expect to incur additional costs associated with operating as a public company.

As of March 31, 2019, we had $61.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2019 will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and planned clinical trials for itolizumab may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of itolizumab.

Future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our ongoing and planned clinical trials for itolizumab;
•	the number and scope of indications we decide to pursue for itolizumab development;
•	the cost, timing and outcome of regulatory review of any BLA we may submit for itolizumab;
•	the costs and timing of manufacturing for itolizumab, if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of itolizumab;
•	the costs associated with being a public company;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing itolizumab, if approved for commercial sale.

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

We are very early in our development efforts. We only recently initiated our first clinical trial of itolizumab for the treatment of aGVHD and, as a company, we have limited experience in this area.

While Biocon has evaluated itolizumab (EQ001) in a Phase 1 clinical trial, we initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019.  We have one active IND with the FDA for itolizumab in the aGVHD indication. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our ongoing and planned clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

Adverse safety and toxicology findings may emerge as we conduct clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For example, although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, results seen in clinical trials of ALZUMAb conducted by Biocon may not be predictive of the results of our clinical trials of itolizumab. Furthermore, our future clinical trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by the FDA. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of itolizumab. The success of itolizumab will further depend on factors such as:

•	completion of our ongoing and planned clinical trials and preclinical studies with favorable results;
•	acceptance of INDs by the FDA for our future clinical trials in additional indications such as uncontrolled moderate to severe asthma and lupus nephritis, as applicable;
•	timely and successful enrollment in, and completion of, clinical trials with favorable results;
•	demonstrating safety, efficacy and acceptable risk-benefit profile of itolizumab to the satisfaction of the FDA;
•	receipt of marketing approvals from the FDA;
•	maintaining arrangements with Biocon, our third-party manufacturer, for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab;
•	establishing sales, marketing and distribution capabilities and launching commercial sale of itolizumab, if and when approved in one or more indications;
•	acceptance of itolizumab, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for itolizumab; and
•	maintaining a continued acceptable safety profile of itolizumab, following approval.

If we do not achieve one or more of these factors in a timely manner, we could experience significant delays or an inability to successfully obtain marketing approval and commercialize itolizumab, which would materially harm our business.

We have licensed itolizumab from Biocon pursuant to an exclusive license agreement, which rights are conditioned upon us meeting certain development and commercialization milestones and on making significant milestone payments in connection with regulatory approval and commercial milestones as well as royalty payments.

We are party to an exclusive license agreement with Biocon, pursuant to which we acquired an exclusive license in the United States and Canada to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab. We are obligated, under this agreement, to use commercially reasonable efforts to achieve certain development, regulatory, commercialization and funding milestones within specified timeframes in order to retain all of the licensed rights. Certain of such milestones are largely outside of our control. Further, we are obligated to make certain cash milestone payments to Biocon upon completion of certain development and commercial milestones and are required to make certain cash royalty payments upon our achievement of target levels of revenue from sales of itolizumab, if approved. Though we believe that the royalty rates and milestone payments are reasonable in light of our business plan, we will require large amounts of capital to satisfy these obligations. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment when due or, if we fail to use commercially reasonable efforts to achieve the development, regulatory, commercial and funding milestones within the timeframes required by the license agreement, Biocon may have the right to limit the scope of our license or terminate the agreement and all of our rights to develop and commercialize itolizumab.

We have only licensed the rights to itolizumab in the United States and Canada. Any adverse developments that occur during any clinical trials conducted by third parties in other jurisdictions may affect our ability to obtain regulatory approval or commercialize itolizumab.

Biocon and its partner, over which we have no control, have the rights to develop and commercialize itolizumab in geographies outside of the United States and Canada. Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon as ALZUMAb. In addition, a conditional approval for itolizumab was granted to Centro de Immunologia Molecular, Cuba in May 2014. This approval is subject to completion of a Phase 3 clinical trial in Cuban patients. Two clinical trials are currently open in Cuba. If serious adverse events occur with patients using ALZUMAb or during any clinical trials of itolizumab conducted by third parties, the FDA may delay, limit or deny approval of itolizumab or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for itolizumab and a new and serious safety issue is identified in connection with use of ALZUMAb or in clinical trials of itolizumab conducted by third parties, the FDA may withdraw their approval of the product or otherwise restrict our ability to market and sell itolizumab. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize itolizumab.

The development and commercialization of biopharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for itolizumab in any of the indications for which we plan to develop it, or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to itolizumab, currently our only product candidate, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of biologics in the United States requires the submission of a BLA to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

FDA approval of a BLA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of itolizumab or any future product candidates may not be predictive of the results of our later-stage clinical trials.

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

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for itolizumab.

If we experience delays in obtaining approval or if we fail to obtain approval of itolizumab, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. Before we can initiate clinical trials of itolizumab in any distinct indication, we must submit the results of preclinical studies to the FDA along with other information, including information about itolizumab chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing.

Before obtaining marketing approval from the FDA for the sale of itolizumab in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of itolizumab. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our partner, Biocon, as well as contract research organizations, or CROs, and other third parties for regulatory submissions for itolizumab. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have only submitted an IND for clinical trials of itolizumab for the treatment of aGVHD, and we will need to submit an IND for acceptance by the FDA prior to initiating any clinical trials in the United States in other indications.

The FDA may require us to conduct additional preclinical studies for itolizumab or any future product candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our ongoing and planned trials will be completed on schedule, if at all, or whether our planned trials will begin on time, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Certain of our scientific advisors or consultants who receive compensation from us are likely to be investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of itolizumab in one or more indications. If we experience delays in the completion of, or termination of, any clinical trial of itolizumab, the commercial prospects of itolizumab will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to continue our ongoing or initiate our planned clinical trials for itolizumab if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. The first indication that we are pursuing, aGVHD, is an acute and life-threatening condition which may make it difficult to enroll patients in clinical trials. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as itolizumab, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab for the treatment of patients with uncontrolled moderate to severe asthma and lupus nephritis, diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

Adverse side effects or other safety risks associated with itolizumab could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with itolizumab in our ongoing and planned clinical trials. In the Phase 1 clinical trial of itolizumab conducted by Biocon in healthy subjects, there were no serious adverse events, dose limiting toxicities, or study drug discontinuations reported.

Biocon has completed three clinical studies of ALZUMAb in India in patients with rheumatoid arthritis and chronic plaque psoriasis, with a total of 333 patients exposed to ALZUMAb to date at dose levels ranging from 0.2 mg/kg to 1.6 mg/kg. An additional 35 patients have received itolizumab in clinical trials conducted in Cuba. In Biocon’s Phase 3 clinical trial, infusion-related reactions and related events were the main adverse events attributed to itolizumab. There were five serious adverse events reported including exfoliative dermatitis (widespread redness and peeling of the skin), erythrodermic (severe) psoriasis, infusion-related reaction, adjustment disorder with anxiety, and bacterial arthritis. There has been limited market experience of ALZUMAb in patients since the date of market authorization in India in December 2012. Since the date of market authorization and as of the current cut-off date of August 10, 2017 for the most recent Periodic Safety Update Report, ALZUMAb has accrued approximately 183 patient-years of use. Post-market safety surveillance has demonstrated 27 adverse event reports in that time period, of which four have been noted as serious, including infusion reaction, type 1 hypersensitivity, diarrhea and urticaria (hives). The majority of reactions have involved the dermatologic standard of care and include rash, acne, urticaria, increased pruritus (itching) and increased psoriasis. Although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, clinical results seen with ALZUMAb may have no bearing on results, including adverse events, that may be seen with itolizumab (EQ001).

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by itolizumab could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, a material percentage of patients in our aGVHD clinical trial will die from aGVHD, possibly as a result of itolizumab, which could impact development of itolizumab. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of itolizumab will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of itolizumab. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if itolizumab is associated with undesirable side effects in clinical trials or has characteristics that are unexpected, we may elect to abandon or limit its development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for itolizumab, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many biologics that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test itolizumab in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of itolizumab becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

In addition, if itolizumab receives marketing approval, and we or others later identify undesirable side effects caused by itolizumab, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approval of itolizumab;
•	we may be required to recall a product or change the way itolizumab is administered to patients;
•

regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•	additional restrictions may be imposed on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;
•	we could be sued and held liable for harm caused to patients;
•	itolizumab could become less competitive; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of itolizumab, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular biopharmaceutical product, biopharmaceutical product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, itolizumab or any future product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

A Phase 1 clinical trial of itolizumab was conducted by Biocon in Australia, and we may conduct additional clinical trials of itolizumab outside of the United States. However, the FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical trial of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the subcutaneous version of itolizumab. The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab, but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and the occurrence of transient lymphopenia in the healthy subjects. We submitted this data to the FDA as part of our IND submission for the conduct of clinical trials for the treatment of aGVHD. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations, and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to test itolizumab in the future. We may expend our limited resources to pursue a particular indication for itolizumab and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Our translational biology program may initially show promise in identifying additional indications for which itolizumab may have therapeutic benefit, yet this may fail to yield additional clinical development opportunities for itolizumab for a number of reasons, including, itolizumab may, on further study, be shown to have harmful side effects, limited to no efficacy or other characteristics that indicate that it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. Research programs to identify additional indications for itolizumab require substantial technical, financial and human resources.

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus itolizumab development on the potential treatment of certain indications. As a result, we may forego or delay pursuit of opportunities with other indications or for any future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on itolizumab for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for itolizumab or any future product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Even if we receive regulatory approval for itolizumab or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, itolizumab and any future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we receive for itolizumab or any future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves any product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of itolizumab or any future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Even if itolizumab receives marketing approval in any indication, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success.

If itolizumab receives marketing approval in any one or more indication, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If itolizumab does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of itolizumab, if approved for commercial sale in any indication, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	our ability to offer itolizumab for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	potential product liability claims;
•	the timing of market introduction of itolizumab as well as competitive biopharmaceutical products;
•	the effectiveness of our or any of our potential future sales and marketing strategies;
•	unfavorable publicity relating to itolizumab;
•	sufficient third-party payor coverage and adequate reimbursement;
•	the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement; and
•	the prevalence and severity of any side effects.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell itolizumab, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If itolizumab ultimately receives regulatory approval, we may not be able to effectively market and distribute it. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that itolizumab will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute itolizumab ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market itolizumab effectively. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;
•	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by itolizumab; and
•	our direct sales and marketing efforts may not be successful.

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

Other products in the same class as itolizumab have already been approved or are further along in development. We are aware of both private and public companies with development programs in aGVHD, including Bristol-Myers Squibb Company, CSL Behring LLC, Fate Therapeutics, Inc., Incyte Corporation, Jazz Pharmaceuticals plc, Kalytera Therapeutics , Inc., Kamada Ltd., Mesoblast Limited, and Xenikos B.V. Major, currently marketed asthma therapies include several biologic therapies that specifically target IgE or Th 2-mediated cytokines including products developed by AbbVie Inc., Amgen Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Teva Pharmaceutical Industries Limited.  In addition, Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC have received approval for dupilimab, an anti-IL-4 receptor antibody, as an add-on maintenance treatment in patients with moderate to severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid dependent asthma.  We are aware of several companies with development programs in moderate to severe asthma, including AbbVie Inc., Amgen Inc., AnaptysBio, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Sanofi-Aventis U.S. LLC.  We are also aware of several companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc, Apellis Pharmaceuticals, Inc., AstraZeneca plc, Aurinia Pharmaceuticals Inc., Boehringer Ingelheim GmbH, Genentech Inc., GlaxoSmithKline plc and Kezar Life Sciences, Inc.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, itolizumab or any future programs.

The key competitive factors affecting the success of itolizumab are likely to be its efficacy, safety, convenience and availability of reimbursement. If we are not successful in developing, commercializing and achieving higher levels of reimbursement than our competitors, we will not be able to compete against them and our business would be materially harmed.

Itolizumab and any future product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

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

If the U.S. market opportunities for itolizumab are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.

We only have the rights to itolizumab for the United States and Canada and we are focused on the development of itolizumab for immuno-inflammatory diseases, with an initial intention to develop it for the treatment of aGVHD, uncontrolled moderate to severe asthma and lupus nephritis. Our projections of addressable patient populations in the United States and Canada that have the potential to benefit from treatment with itolizumab are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for itolizumab could be significantly diminished and have an adverse material impact on our business.

We may not ultimately realize the potential benefits of orphan drug designation for itolizumab.

We received orphan drug designations for itolizumab for both the prevention and treatment of aGVHD. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years (with certain exceptions). However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process. Even if we are awarded marketing exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering our eligible product candidates, we could be subject to biosimilar competition earlier than we anticipate. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as itolizumab, we may face increased competition and lose market share regardless of orphan drug exclusivity.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received fast track designation for itolizumab for the treatment of aGVHD. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Risks Related to Manufacturing and Our Reliance on Third Parties

The manufacture of biologics is complex and Biocon, our third-party manufacturer, may encounter difficulties in production. If Biocon encounters such difficulties, our ability to provide supply of itolizumab for clinical trials, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped.

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on Biocon to fulfill our clinical and commercial supply of itolizumab. In May 2017, we entered into an exclusive clinical supply agreement with Biocon and have agreed to enter into an exclusive commercial supply agreement with Biocon in the future. Biocon manufactures itolizumab at its FDA regulated facility in Bangalore, India. However the process of manufacturing biologics is complex, highly-regulated and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of raw materials. Even if we obtain regulatory approval for itolizumab or any future product candidates, there is no assurance that Biocon or other potential manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Scaling up a biologic manufacturing process is a difficult and uncertain task, and Biocon may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely meet product demand. If Biocon is unable to meet our manufacturing requirements, it has the discretion to outsource manufacturing to a third party and the joint steering committee may determine to shift manufacturing to a third party. However, transfer of the manufacturing of biologic products to a new contract manufacturer can be lengthy and involve significant additional costs. Even if we are able to adequately validate and scale-up the manufacturing process for itolizumab with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us, if at all. In addition, Biocon has certain rights to reacquire exclusive manufacturing rights for itolizumab, even after a third party has been engaged following shortfalls by Biocon, which will may make it difficult and expensive to engage any third party manufacturer for itolizumab other than Biocon.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and planned clinical trials of itolizumab and preclinical studies, and any future preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trial may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing itolizumab or any future product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for itolizumab or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

Even if we receive marketing approval, we may not be able to successfully commercialize itolizumab due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell itolizumab or any future product candidates profitably.

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of itolizumab or other future products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting pharmaceutical prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

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

We expect to experience pricing pressures in connection with the sale of itolizumab or any future product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture itolizumab, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

The development and potential commercialization of itolizumab and any future product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

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

Our success depends in significant part on our and Biocon’s ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates, including itolizumab and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as itolizumab and others, as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as itolizumab. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for itolizumab or any other product candidates that we may identify, our business may be materially harmed.

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

From time to time we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as itolizumab and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as itolizumab and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of itolizumab that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as itolizumab and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include itolizumab and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell itolizumab and other potential future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our current and future product candidates, including itolizumab and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring itolizumab or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, including itolizumab, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and product candidates such as itolizumab and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2019, we had 15 full-time employees. As we advance itolizumab in clinical development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if itolizumab or any future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

•	identify, recruit integrate, maintain and motivate additional qualified personnel;
•	identify and lease additional facilities;
•	manage our development efforts effectively, including the initiation and conduct of clinical trials for itolizumab and any future product candidates; and
•	improve our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to develop, manufacture and commercialize itolizumab and any future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and planned clinical trials and the manufacture of itolizumab and any future product candidates. We cannot assure you that the services of such third party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by leasing additional facilities, hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize itolizumab and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations in the Greater San Diego Area and the San Francisco Bay Area regions that are home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize itolizumab or any future product candidates and to grow our business and operations as currently contemplated.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of itolizumab or any future product candidates could be delayed.

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of itolizumab or any future product candidates could be delayed. In addition, the loss of clinical trial data for itolizumab or any future product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

European data protection law also imposes strict rules on the transfer of personal data out of the European Union, including to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other European Union mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our European Union business to the United States, and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts.

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

We face an inherent risk of product liability exposure related to the testing of itolizumab and any future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that itolizumab or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as itolizumab and any future product candidates advance through clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of itolizumab and any future product candidates, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of itolizumab or any future product candidates, if approved, to be in violation of applicable laws.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. If our operations are found to be in violation of any of these laws or any other current or future governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of May 7, 2019, we had 17,376,236 shares of our common stock outstanding.  Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance.  Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We will have broad discretion in the use of working capital and may not use it effectively or in ways that increase the value of our share price.*

We cannot specify with any certainty the particular uses of working capital, but we currently expect such uses will include funding research and development of itolizumab and general corporate purposes, including the additional costs associated with being a public company. We will have broad discretion in the application of working capital, and you and other stockholders may disagree with how we spend or invest the working capital. The failure by our management to apply our working capital effectively could adversely affect our business and financial condition. Pending their use, we may invest working capital in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of March 31, 2019, we have used $2.9 million of the net proceeds from our IPO. The net proceeds from our IPO will be used, together with pre-existing cash and cash equivalents, for funding research and development of itolizumab and working capital and other general corporate purposes.

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

Date: May 13, 2019	EQUILLIUM, INC.

	By:	/s/ Daniel M. Bradbury
Daniel M. Bradbury
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)