Form 10-Q
period 2019-06-30
Equillium, Inc.
filed 2019-08-12
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, the registrant had 17,376,236 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,661	$28,508
Short-term investments	34,283	37,405
Prepaid expenses and other current assets	852	1,186
Total current assets	57,796	67,099
Property and equipment, net	77	64
Other assets	15	-
Total assets	$57,888	$67,163
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,974	$1,119
Accrued expenses	1,688	909
Total current liabilities	3,662	2,028
Non-current liabilities	163	200
Total liabilities	3,825	2,228
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 17,376,236 shares issued and outstanding	1	1
Additional paid-in capital	81,506	80,441
Accumulated other comprehensive income	87	5
Accumulated deficit	(27,531)	(15,512)
Total stockholders' equity	54,063	64,935
Total liabilities and stockholders' equity	$57,888	$67,163

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$4,250	$540	$8,009	$1,203
General and administrative	2,189	585	4,778	959
Total operating expenses	6,439	1,125	12,787	2,162
Loss from operations	(6,439)	(1,125)	(12,787)	(2,162)
Other income (expense), net:
Interest expense	-	(619)	-	(1,108)
Interest income	375	25	773	30
Other expense, net	(5)	-	(5)	-
Change in fair value of Biocon anti-dilution right	-	(46)	-	(102)
Total other income (expense), net	370	(640)	768	(1,180)
Net loss	$(6,069)	$(1,765)	$(12,019)	$(3,342)
Other comprehensive income, net:
Unrealized gain on available-for-sale securities, net	39	-	83	-
Foreign currency translation loss	(1)	-	(1)	-
Total other comprehensive income, net	38	-	82	-
Comprehensive loss	$(6,031)	$(1,765)	$(11,937)	$(3,342)
Net loss per share, basic and diluted	$(0.35)	$(0.16)	$(0.69)	$(0.31)
Weighted-average common shares outstanding, basic and diluted	17,376,236	10,715,461	17,376,236	10,711,788

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2017	10,708,074	$-	$10	$-	$(2,262)	$(2,252)
Net loss	-	-	-	-	(1,577)	(1,577)
Balance at March 31, 2018	10,708,074	$-	$10	$-	$(3,839)	$(3,829)
Issuance of common stock, net of liability	267,690	-	-	-	-	-
Stock-based compensation expense	-	-	1	-	-	1
Net loss	-	-	-	-	(1,765)	(1,765)
Balance at June 30, 2018	10,975,764	$-	$11	$-	$(5,604)	$(5,593)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	17,376,236	$1	$80,441	$5	$(15,512)	$64,935
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	446	-	-	446
Other comprehensive income	-	-	-	44	-	44
Net loss	-	-	-		(5,950)	(5,950)
Balance at March 31, 2019	17,376,236	$1	$80,906	$49	$(21,462)	$59,494
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	581	-	-	581
Other comprehensive income				38		38
Net loss	-	-	-	-	(6,069)	(6,069)
Balance at June 30, 2019	17,376,236	$1	$81,506	$87	$(27,531)	$54,063

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(12,019)	$(3,342)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11	2
Stock-based compensation	1,027	1
Non-cash interest expense	-	1,108
Accretion of discount on investments, net	(241)	-
Change in fair value of Biocon anti-dilution right	-	102
Other non-cash expense	12	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	318	(26)
Accounts payable	890	103
Accrued expenses	782	(6)
Net cash used in operating activities	(9,220)	(2,058)
Investing activities:
Purchases of property and equipment	(56)	(22)
Purchases of short-term investments	(25,630)	-
Maturities of short-term investments	29,075	-
Net cash provided by (used in) investing activities	3,389	(22)
Financing activities:
Proceeds from issuance of convertible promissory notes, net	-	1,599
Proceeds from issuance of unvested common stock	-	3
Net cash provided by financing activities	-	1,602
Effect of exchange rate changes on cash and cash equivalents	(16)	-
Net decrease in cash and cash equivalents	(5,847)	(478)
Cash and cash equivalents at beginning of period	28,508	7,104
Cash and cash equivalents at end of period	$22,661	$6,626

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is engaged in the research and development of products for severe autoimmune and inflammatory disorders with high unmet medical need.

From inception through June 30, 2019, the Company has devoted substantially all of its efforts to organizing and staffing the company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing two initial Investigational New Drug applications (INDs) and commencing clinical development of the Company’s initial product candidate, itolizumab (EQ001). In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity

As of June 30, 2019, the Company had $56.9 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents and short-term investments to fund research and development of itolizumab and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of June 30, 2019 will be sufficient to fund operations for more than a year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock options	1,203,483	-	1,203,483	-
Total	1,203,483	-	1,203,483	-

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	June 30,	for Identical	Observable	Inputs
	2019	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$19,930	$19,930	$-	$-
Agency securities	9,721	-	9,721	-
Certificates of deposit	4,632	4,632	-	-
Total	$34,283	$24,562	$9,721	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2018	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,821	$29,821	$-	$-
Agency securities	5,659	-	5,659	-
Certificates of deposit	1,925	1,925	-	-
Total	$37,405	$31,746	$5,659	$-

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

At June 30, 2019 and December 31, 2018, the Company had investments in money market funds of $16.4 million and $12.6 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Losses	Gains	Fair Value
June 30, 2019
U.S. treasury securities	1 or less	$19,905	$-	$25	$19,930
Agency securities	1 or less	3,955	-	24	3,979
Agency securities	>1 and <5	5,728	-	14	5,742
Certificates of deposit	1 or less	1,211	-	5	1,216
Certificates of deposit	>1 and <5	3,396	-	20	3,416
Total		$34,195	$-	$88	$34,283
December 31, 2018
U.S. treasury securities	1 or less	$29,818	$-	$3	$29,821
Agency securities	>1 and <5	5,657	-	2	5,659
Certificates of deposit	>1 and <5	1,925	-	-	1,925
Total		$37,400	$-	$5	$37,405

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll and other employee benefits	$667	$560
Clinical studies	853	245
Other accruals	153	96
Preclinical studies	15	8
Total accrued expenses	$1,688	$909

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

6. Stockholders’ Equity

As of June 30, 2019, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 17,376,236 shares of common stock outstanding as of June 30, 2019 and December 31, 2018.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2019 is as follows:

	June 30,	December 31,
	2019	2018
Stock options issued and outstanding	1,203,483	420,483
Awards available under the 2018 Equity Incentive Plan	1,448,930	1,363,119
Employee stock purchase plan	517,037	343,275
Total	3,169,450	2,126,877

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$310	$-	$565	$-
General and administrative	271	1	462	1
Total	$581	$1	$1,027	$1

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

Our pipeline is focused on developing itolizumab as a potentially best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. In the first quarter of 2019, we initiated a Phase 1b/2 clinical trial of itolizumab for the treatment of acute graft-versus-host disease, or aGVHD, and expect top-line data from the Phase 1b part of this trial in the first quarter of 2020. Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for aGVHD was accepted in July 2018.  The FDA granted itolizumab Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In June 2019, we initiated a Phase 1b proof-of-concept clinical trial in Australia for the treatment of uncontrolled moderate to severe asthma. We also plan to commence a development program in lupus nephritis. Our IND for lupus nephritis was accepted by the FDA in July 2019, and we plan to initiate a Phase 1b proof-of-concept clinical trial in the second half of 2019.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing two initial INDs and commencing clinical development of itolizumab. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations with an aggregate of approximately $81.0 million in gross proceeds through our initial public offering, or IPO, and private placements of convertible promissory notes. We have incurred losses since our inception. Our net losses were $13.3 million for the year ended December 31, 2018 and $12.0 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $27.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and planned clinical development of itolizumab, potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur additional costs associated with being a public company. We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2019, will enable us to fund our currently planned operations for at least the next 12 months.

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

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research and development activities, preclinical activities, and clinical development of itolizumab. Our research and development expenses include:

•	salaries and other related costs, including stock-based compensation and benefits, for personnel in research and development functions;
•	external research and development expenses incurred under arrangements with third parties, such as consultants and advisors for research and development;
•	costs of services performed by third parties, such as contract research organizations, or CROs, that conduct research and development and preclinical activities on our behalf;
•	costs related to preparing and filing INDs with the FDA; and
•	costs related to general overhead expenses such as travel, insurance and rent expenses associated with our research and development activities.

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

We anticipate that our general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, increased professional fees associated with being a public company, legal, audit and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director and officer insurance premiums associated with being a public company, and accounting and investor relations costs. In addition, if we obtain regulatory approval for any product candidate, we expect to incur expenses associated with building the infrastructure to commercialize such product. However, we do not expect to receive any such regulatory approval for at least the next several years, if ever.

Interest Expense

Interest expense consists of interest on our convertible promissory notes.

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments.

Other Expense, net

Other expense, net consists of net foreign currency transaction losses related to our Australian subsidiary.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$4,250	$540	$8,009	$1,203
General and administrative	2,189	585	4,778	959
Interest expense	-	(619)	-	(1,108)
Interest income	375	25	773	30
Other expense, net	(5)	-	(5)	-
Change in fair value of Biocon Anti-Dilution Right	-	(46)	-	(102)

Research and Development Expenses

Research and development expenses were $4.3 million and $8.0 million for the three and six months ended June 30, 2019, respectively, compared to $0.5 million and $1.2 million for the three months and six months ended June 30, 2018, respectively.

The increase of $3.7 million in research and development expenses for the three months ended June 30, 2019, compared to the same period in 2018 primarily includes the following changes:

•	$2.2 million increase in clinical development activities
•	$1.2 million increase in employee compensation and benefits primarily related to increased headcount and consulting expenses
•	$0.2 million increase in preclinical research activities
•	$0.1 million increase in overhead expenses primarily related to increased travel costs associated with our research and development activities

The increase of $6.8 million in research and development expenses for the six months ended June 30, 2019, compared to the same period in 2018 primarily includes the following changes:

•	$3.7 million increase in clinical development activities
•	$2.4 million increase in employee compensation and benefits and consulting expenses
•	$0.4 million increase in overhead expenses primarily related to increased travel costs associated with our research and development activities
•	$0.3 million increase in preclinical research activities

General and Administrative Expenses

General and administrative expenses were $2.2 million and $4.8 million for the three and six months ended June 30, 2019, respectively, compared to $0.6 million and $1.0 million for the three months and six months ended June 30, 2018, respectively.

The increase of $1.6 million in general and administrative expenses for the three months ended June 30, 2019, compared to the same period in 2018 primarily includes the following changes:

•	$0.9 million increase in employee compensation and benefits primarily related to increased headcount and consulting expenses
•	$0.6 million increase in costs associated with being a public company and travel costs
•	$0.1 million increase related to legal and professional fees

The increase of $3.8 million in general and administrative expenses for the six months ended June 30, 2019, compared to the same period in 2018 primarily includes the following changes:

•	$2.0 million increase in employee compensation and benefits and consulting expenses
•	$1.2 million increase in costs associated with being a public company and travel costs
•	$0.6 million increase related to legal and professional fees

Interest Expense

There was no interest expense for each of the three and six months ended June 30, 2019, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively. The decrease in interest expense consists of non-cash interest expense, including accretion of debt premium and issuance costs in relation to our convertible promissory notes. The convertible promissory notes were converted into equity in connection with the IPO in October 2018.

Interest Income

Interest income was $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, compared to $25,000 and $30,000 for the three and six months ended June 30, 2018, respectively. The increase in interest income was primarily due to our higher average cash, cash equivalents and short-term investment balances during 2019 compared to 2018.

Other Expense, net

Other expense, net consists of net foreign currency transaction losses related to our Australian subsidiary.

Change in Fair Value of Biocon Anti-Dilution Right

Change in fair value of the Biocon Anti-Dilution Right was $46,000 and $0.1 million for the three and six months ended June 30, 2018, respectively. In connection with our IPO in October 2018, the liability associated with the Biocon Anti-Dilution Right was reclassified to stockholders’ equity. Therefore, there was no further activity in the three and six months ended June 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2019, we have raised an aggregate of approximately $81.0 million in gross proceeds pursuant to our IPO and private placements of convertible promissory notes. As of June 30, 2019, we had $22.6 million in cash and cash equivalents and $34.3 million in short-term investments.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance and expand our clinical development of itolizumab. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our primary uses of capital will be for clinical research and development services, preclinical research, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2019, will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab or whether, or when, we may achieve profitability.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $27.5 million as of June 30, 2019. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab.

Cash Flows

The following table sets forth the cash flow from operating and investing activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(9,220)	$(2,058)
Net cash provided by (used in) investing activities	3,389	(22)
Net cash provided by financing activities	-	1,602
Effect of exchange rate changes on cash and cash equivalents	(16)	-
Net decrease in cash and cash equivalents	$(5,847)	$(478)

Operating Activities

Net cash used in operating activities was $9.2 million during the six months ended June 30, 2019, as compared to $2.1 million during the six months ended June 30, 2018. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses in 2019.

Investing Activities

Net cash provided by investing activities was $3.4 million during the six months ended June 30, 2019, as compared to net cash used in investing activities totaling $22,000 during the six months ended June 30, 2018. The increase in net cash provided by investing activities was primarily the result of the purchase of short-term investments of $29.1 million offset by $25.6 million of maturities of short-term investments and $0.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. Financing activities in 2018 consisted primarily of the issuance of convertible promissory notes. There were no such issuances in 2019.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Risks Related to Our Business and to the Development and Regulatory Approval of Itolizumab

We have a very limited operating history and have never generated any revenues.*

We are an early-stage biotechnology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in March 2017 and our operations, to date, have been limited to organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing two initial INDs and commencing clinical development of itolizumab. We have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the year ended December 31, 2018 and the six months ended June 30, 2019, our net losses were $13.3 million and $12.0 million, respectively. As of June 30, 2019, we had an accumulated deficit of $27.5 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities, including the ongoing and planned clinical development of itolizumab, potentially acquire new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and as we incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval for itolizumab, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop or acquire and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of itolizumab, obtaining marketing approval for itolizumab, manufacturing, marketing and selling itolizumab if we obtain marketing approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval for and commercializing itolizumab, we may never generate revenues that are significant enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

As of June 30, 2019, we had $56.9 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2019 will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and planned clinical trials for itolizumab may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of itolizumab.

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

We are very early in our development efforts. We only recently initiated our first two clinical trials of itolizumab for the treatment of aGVHD and uncontrolled moderate to severe asthma, and as a company, we have limited experience in these areas.*

While Biocon has evaluated itolizumab (EQ001) in a Phase 1 clinical trial, we initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019. We initiated our second clinical trial of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma in the second quarter of 2019. We have two active INDs with the FDA for the use of itolizumab in the treatment of aGVHD and lupus nephritis. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our ongoing and planned clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of itolizumab. The success of itolizumab will further depend on factors such as:

•	completion of our ongoing and planned clinical trials and preclinical studies with favorable results;
•	acceptance of INDs by the FDA for our future clinical trials, as applicable;
•	timely and successful enrollment in, and completion of, clinical trials with favorable results;
•	demonstrating safety, efficacy and acceptable risk-benefit profile of itolizumab to the satisfaction of the FDA;
•	receipt of marketing approvals from the FDA;
•	maintaining arrangements with Biocon, our third-party manufacturer, for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab;
•	establishing sales, marketing and distribution capabilities and launching commercial sale of itolizumab, if and when approved in one or more indications;
•	acceptance of itolizumab, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for itolizumab; and
•	maintaining a continued acceptable safety profile of itolizumab, following approval.

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

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.*

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. Before we can initiate clinical trials of itolizumab in any distinct indication, we must submit the results of preclinical studies to the FDA along with other information, including information about itolizumab chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing.

Before obtaining marketing approval from the FDA for the sale of itolizumab in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of itolizumab. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our partner, Biocon, as well as contract research organizations, or CROs, and other third parties for regulatory submissions for itolizumab. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have only submitted INDs for clinical trials of itolizumab for the treatment of aGVHD and lupus nephritis, and we will need to submit an IND for acceptance by the FDA prior to initiating any clinical trials in the United States in other indications.

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

Biocon has completed three clinical studies of ALZUMAb in India in patients with rheumatoid arthritis and chronic plaque psoriasis, with a total of 333 patients exposed to ALZUMAb to date at dose levels ranging from 0.2 mg/kg to 1.6 mg/kg. An additional 35 patients have received itolizumab in clinical trials conducted in Cuba. In Biocon’s Phase 3 clinical trial, infusion-related reactions and related events were the main adverse events attributed to itolizumab. There were five serious adverse events reported including exfoliative dermatitis (widespread redness and peeling of the skin), erythrodermic (severe) psoriasis, infusion-related reaction, adjustment disorder with anxiety, and bacterial arthritis. Since the December 27, 2012 date of authorization in India through July 18, 2019, ALZUMAb has accrued approximately 185 patient-years of use. Post-market safety surveillance has collected a total of 35 adverse events in 24 adverse event reports in that time period, of which four have been noted as serious, including infusion reaction, type 1 hypersensitivity, diarrhea and urticaria (hives). The majority of reactions have involved the dermatologic system organ class and include rash, acne, urticaria, increased pruritus (itching) and increased psoriasis. Although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, clinical results seen with ALZUMAb may have no bearing on results, including adverse events, that may be seen with itolizumab (EQ001).

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

A Phase 1 clinical trial of itolizumab was conducted by Biocon in Australia, we have initiated a Phase 1b proof-of-concept clinical trial of itolizumab in Australia, and we may conduct additional clinical trials of itolizumab outside of the United States. However, the FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical trial of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the subcutaneous version of itolizumab. The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab, but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and the occurrence of transient lymphopenia in the healthy subjects. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical trials for the treatment of aGVHD and lupus nephritis. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations, and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

In June 2019, we initiated a Phase 1b proof-of-concept clinical trial of itolizumab in uncontrolled moderate-to-severe asthma in Australia and have plans to utilize sites in New Zealand. Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.*

The development and commercialization of new products is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop drugs and biologics for the treatment of immuno-inflammatory diseases. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop, or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Other products in the same class as itolizumab have already been approved or are further along in development. We are aware of both private and public companies with development programs in aGVHD, including Bristol-Myers Squibb Company, CSL Behring LLC, Fate Therapeutics, Inc., Incyte Corporation, Takeda Pharmaceutical Company Limited, Jazz Pharmaceuticals plc, Kalytera Therapeutics, Inc., Kamada Ltd., Mesoblast Limited, and Xenikos B.V. Major, currently marketed asthma therapies include several biologic therapies that specifically target IgE or Th 2-mediated cytokines including products developed by AstraZeneca plc, GlaxoSmithKline plc, Roche Holding AG and Teva Pharmaceutical Industries Limited.  In addition, Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC have received approval for dupilimab, an anti-IL-4 receptor antibody, as an add-on maintenance treatment in patients with moderate to severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid dependent asthma.  We are aware of several companies with development programs in moderate to severe asthma, including Amgen Inc., AnaptysBio, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Sanofi-Aventis U.S. LLC.  We are also aware of several companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc, Apellis Pharmaceuticals, Inc., AstraZeneca plc, Aurinia Pharmaceuticals Inc., Boehringer Ingelheim GmbH, Genentech Inc., GlaxoSmithKline plc and Kezar Life Sciences, Inc.

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

Itolizumab and any future product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.*

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We may not ultimately realize the potential benefits of orphan drug designation for itolizumab.*

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2019, we had 16 full-time employees. As we advance itolizumab in clinical development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if itolizumab or any future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code.  The Tax Cuts and Jobs Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeal of the alternative minimum tax for corporations, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, elimination of carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  We do not expect the Tax Cuts and Jobs Act to have a material impact on our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that the Tax Cuts and Jobs Act may have on our business in the longer term. Accordingly, notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70 % point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vii) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (viii) created a licensure framework for follow-on biologic products; and (ix) established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their  products, and reduce the out of pocket costs of drug products paid by consumers.  The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some of the existing measures and other proposed measures may require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and

•

state and foreign laws that require pharmaceutical companies to implement compliance programs and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; track and report gifts, compensation and other remuneration provided to physicians, other health care providers, and certain health care entities; report information related to drug pricing; and/or ensure the registration and compliance of sales personnel. In addition, we may be subject to federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of August 7, 2019, we had 17,376,236 shares of our common stock outstanding.  Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance.  Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We will have broad discretion in the use of working capital and may not use it effectively or in ways that increase the value of our share price.*

We cannot specify with any certainty the particular uses of working capital, but we currently expect such uses will include funding research and development of itolizumab and general corporate purposes, including the additional costs associated with being a public company, as well as potentially acquiring additional products. We will have broad discretion in the application of working capital, and you and other stockholders may disagree with how we spend or invest the working capital. The failure by our management to apply our working capital effectively could adversely affect our business and financial condition. Pending their use, we may invest working capital in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of June 30, 2019, we have used $7.5 million of the net proceeds from our IPO. The net proceeds from our IPO will be used, together with pre-existing cash and cash equivalents, for funding research and development of itolizumab and working capital and other general corporate purposes.

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

10.1+*	Equillium, Inc. Non-Employee Director Compensation Policy, as amended.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2019	EQUILLIUM, INC.

	By:	/s/ Daniel M. Bradbury
Daniel M. Bradbury
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)