Form 10-Q
period 2019-09-30
Equillium, Inc.
filed 2019-11-12
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had 17,376,236 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,657	$28,508
Short-term investments	34,581	37,405
Prepaid expenses and other current assets	671	1,186
Total current assets	62,909	67,099
Property and equipment, net	71	64
Other assets	15	-
Total assets	$62,995	$67,163
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,675	$1,119
Accrued expenses	1,599	909
Total current liabilities	4,274	2,028
Long-term notes payable	9,616	-
Other non-current liabilities	146	200
Total liabilities	14,036	2,228
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 17,376,236 shares issued and outstanding	1	1
Additional paid-in capital	82,423	80,441
Accumulated other comprehensive income	80	5
Accumulated deficit	(33,545)	(15,512)
Total stockholders' equity	48,959	64,935
Total liabilities and stockholders' equity	$62,995	$67,163

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$4,182	$1,222	$12,191	$2,425
General and administrative	2,142	1,004	6,920	1,963
Total operating expenses	6,324	2,226	19,111	4,388
Loss from operations	(6,324)	(2,226)	(19,111)	(4,388)
Other income (expense), net:
Interest expense	(2)	(1,221)	(2)	(2,329)
Interest income	324	27	1,097	57
Other expense, net	(12)	-	(17)	-
Change in fair value of Biocon anti-dilution right	-	(1,497)	-	(1,599)
Total other income (expense), net	310	(2,691)	1,078	(3,871)
Net loss	$(6,014)	$(4,917)	$(18,033)	$(8,259)
Other comprehensive (loss) income, net:
Unrealized (loss) gain on available-for-sale securities, net	(14)	-	69	-
Foreign currency translation gain	7	-	6	-
Total other comprehensive (loss) income, net	(7)	-	75	-
Comprehensive loss	$(6,021)	$(4,917)	$(17,958)	$(8,259)
Net loss per share, basic and diluted	$(0.35)	$(0.44)	$(1.04)	$(0.76)
Weighted-average common shares outstanding, basic and diluted	17,376,236	11,078,840	17,376,236	10,835,483

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2017	10,708,074	$-	$10	$-	$(2,262)	$(2,252)
Net loss	-	-	-	-	(1,577)	(1,577)
Balance at March 31, 2018	10,708,074	$-	$10	$-	$(3,839)	$(3,829)
Issuance of common stock, net of liability	267,690	-	-	-	-	-
Stock-based compensation expense	-	-	1	-	-	1
Net loss	-	-	-	-	(1,765)	(1,765)
Balance at June 30, 2018	10,975,764	$-	$11	$-	$(5,604)	$(5,593)
Issuance of common stock, net of liability	154,682	-	-	-	-	-
Stock-based compensation expense	-	-	131	-	-	131
Net loss	-	-	-	-	(4,917)	(4,917)
Balance at September 30, 2018	11,130,446	$-	$142	$-	$(10,521)	$(10,379)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	17,376,236	$1	$80,441	$5	$(15,512)	$64,935
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	446	-	-	446
Other comprehensive income (loss)	-	-	-	44	-	44
Net loss	-	-	-	-	(5,950)	(5,950)
Balance at March 31, 2019	17,376,236	$1	$80,906	$49	$(21,462)	$59,494
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	581	-	-	581
Other comprehensive income (loss)	-	-	-	38	-	38
Net loss	-	-	-	-	(6,069)	(6,069)
Balance at June 30, 2019	17,376,236	$1	$81,506	$87	$(27,531)	$54,063
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	633	-	-	633
Issuance of common stock warrants			266			266
Other comprehensive income (loss)	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	(6,014)	(6,014)
Balance at September 30, 2019	17,376,236	$1	$82,423	$80	$(33,545)	$48,959

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(18,033)	$(8,259)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17	4
Stock-based compensation	1,660	131
Non-cash interest expense	-	2,329
Accretion of discount on investments, net	(327)	-
Change in fair value of Biocon anti-dilution right	-	1,599
Other non-cash expense	19	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	495	(32)
Accounts payable	1,559	353
Accrued expenses	694	175
Net cash used in operating activities	(13,916)	(3,700)
Investing activities:
Purchases of property and equipment	(56)	(25)
Purchases of short-term investments	(36,095)	-
Maturities of short-term investments	39,315	-
Net cash provided by (used in) investing activities	3,164	(25)
Financing activities:
Proceeds from issuance of notes payable, net of issuance costs	9,941	-
Proceeds from issuance of convertible promissory notes, net	-	1,599
Proceeds from exercise of stock options, including early exercise	-	199
Costs paid in connection with initial public offering	-	(195)
Net cash provided by financing activities	9,941	1,603
Effect of exchange rate changes on cash and cash equivalents	(40)	-
Net decrease in cash and cash equivalents	(851)	(2,122)
Cash and cash equivalents at beginning of period	28,508	7,104
Cash and cash equivalents at end of period	$27,657	$4,982
Supplemental disclosures of non-cash activities:
Fair value of common stock warrants in connection with issuance of notes payable	$266	$-
Notes payable issuance costs in accounts payable	$58	$-

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is engaged in the research and development of products for severe autoimmune and inflammatory disorders with high unmet medical need.

From inception through September 30, 2019, the Company has devoted substantially all of its efforts to organizing and staffing the company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing two initial Investigational New Drug applications (INDs) and commencing clinical development of the Company’s initial product candidate, itolizumab (EQ001). In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity

As of September 30, 2019, the Company had $62.2 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents and short-term investments to fund research and development of itolizumab and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of September 30, 2019 will be sufficient to fund operations for more than a year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB ASC 840 and creates Topic 842, Leases. The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2019 due to the Company’s emerging growth company status. ASU 2016-02 mandates a modified retrospective transition method. The Company plans to adopt the provisions of ASU 2016-02 in fiscal year 2020, and the Company is evaluating the impact on the condensed consolidated financial statements.

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

Stock-Based Compensation

The Company measures employee and non-employee stock-based awards, including stock options and stock purchase rights, at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company uses the Black-Scholes option pricing model to value its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates of certain assumptions, including the volatility of the Company’s common stock, the expected term of the Company’s stock options, the expected dividend yield and the fair value of the Company’s common stock on the measurement date. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding options under the Company’s equity incentive plan and outstanding warrants to purchase common stock, each of which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options	1,203,483	-	1,203,483	-
Common stock warrants	80,428		80,428
Total	1,283,911	-	1,283,911	-

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	September 30,	for Identical	Observable	Inputs
	2019	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$22,466	$22,466	$-	$-
Agency securities	7,224	-	7,224	-
Certificates of deposit	4,891	4,891	-	-
Total	$34,581	$27,357	$7,224	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2018	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,821	$29,821	$-	$-
Agency securities	5,659	-	5,659	-
Certificates of deposit	1,925	1,925	-	-
Total	$37,405	$31,746	$5,659	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $9.6 million at September 30, 2019 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

At September 30, 2019 and December 31, 2018, the Company had investments in money market funds of $4.4 million and $12.6 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Losses	Gains	Fair Value
September 30, 2019
U.S. treasury securities	1 or less	$22,453	$(2)	$15	$22,466
Agency securities	1 or less	4,960	-	26	4,986
Agency securities	>1 and <5	2,237	-	1	2,238
Certificates of deposit	1 or less	2,431	-	11	2,442
Certificates of deposit	>1 and <5	2,426	-	23	2,449
Total		$34,507	$(2)	$76	$34,581
December 31, 2018
U.S. treasury securities	1 or less	$29,818	$-	$3	$29,821
Agency securities	>1 and <5	5,657	-	2	5,659
Certificates of deposit	>1 and <5	1,925	-	-	1,925
Total		$37,400	$-	$5	$37,405

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll and other employee benefits	$969	$560
Clinical studies	425	245
Other accruals	201	96
Preclinical studies	4	8
Total accrued expenses	$1,599	$909

5. Notes Payable

On September 30, 2019 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) whereby the Company can borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, the Company borrowed $10.0 million from the Lenders (Term A Loan).

Under the terms of the Loan Agreement, the Company may, at its sole discretion, borrow from the Lenders (i) up to an additional $5.0 million (Term B Loan) upon the Company’s achievement of positive topline data in either the Company’s (a) EQ001 Phase 1b aGVHD trial or (b) EQ001 Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by the Company’s Board of Directors (the Term B Milestone) and (ii) up to an additional $5.0 million (Term C Loan and together with Term A Loan and Term B Loan, the Term Loans) upon the Company’s achievement of positive topline data in both the Company’s EQ001 Phase 1b aGVHD trial and the Company’s EQ001 Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by the Company’s Board of Directors (the Term C Milestone).  The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term B Milestone, and (iii) the occurrence of an event of default and may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term C Milestone, and (iii) the occurrence of an event of default.

All of the Term Loans mature on June 1, 2024 (the Maturity Date) and will be interest-only through June 30, 2021, followed by 36 equal monthly payments of principal and interest; provided that if the Company draws the Term B Loan, the Term Loans will be interest-only through December 31, 2021, followed by 30 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

The Company will be required to make a final payment of 4.50% of the original principal amount of the Term Loans drawn payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the Final Payment).  The Company may prepay all, but not less than all, of the Term Loans upon 30 days’ advance written notice to the lender, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the applicable funding date, (ii) 2.00% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the applicable funding date, and (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the Maturity Date (each, a Prepayment Fee).

In connection with entering into the Loan Agreement, the Company issued to the Lenders warrants exercisable for 80,428 shares of the Company’s common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $3.73, which is the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The Warrants will terminate on the earlier of September 30, 2029 or the closing of a certain merger or consolidation transactions. If the Company borrows under Term B Loan and/or Term C Loan, upon the funding of Term B Loan and/or Term C Loan, as applicable, the Company will issue to the Lenders additional warrants to purchase shares of the Company’s common stock equal to 3.00% of each Term Loan amount divided by the lower of (i) the ten day average closing price of the Company’s common stock reported on the Nasdaq Global Market prior to funding or (ii) the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to funding.  Such lower amount of (i) and (ii) above shall also be the exercise price per share for such warrants. The terms of such warrants would be substantially the same as those contained in the Warrants.

The Company recorded the Warrants as a debt discount, which is classified as a contra-liability against long-term notes payable on the consolidated balance sheet, and is amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded in additional paid in capital in the Company’s consolidated balance sheet as the Warrants were determined to be an equity instrument. The Company determined the fair value of the Warrants at the date of issuance was $0.3 million using the Black-Scholes option pricing model based on significant unobservable inputs (Level 3) with an expected term of 10 years, volatility of 92.78%, risk free rate of 1.68% and expected dividend of 0%.

The costs incurred to issue the Term Loans of $0.1 million were deferred and are included in the discount to the carrying value of the Term Loans in the accompanying consolidated balance sheet. The deferred costs and the Final Payment fee are amortized to interest expense over the expected term of the Term Loans using the effective interest method with an effective interest rate of 10.97%.

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Principal	$10,000	$-
Add: accreted liability for Final Payment fee	-	-
Less: unamortized discount	(384)	-
Total	$9,616	$-

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Company’s lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At September 30, 2019, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of September 30, 2019 are as follows (in thousands):

September 30,
2019
Remainder of 2019	$-
Year ending December 31, 2020	-
Year ending December 31, 2021	1,667
Year ending December 31, 2022	3,333
Year ending December 31, 2023	3,333
Year ending December 31, 2024	2,117
10,450
Unaccreted balance for Final Payment fee on Term Loans	(450)
Unamortized discounts	(384)
9,616
Less current portion	-
Noncurrent portion	$9,616

6. Collaboration and License Agreement

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

7. Stockholders’ Equity

As of September 30, 2019, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 17,376,236 shares of common stock outstanding as of September 30, 2019 and December 31, 2018.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2019 is as follows:

	September 30,	December 31,
	2019	2018
Stock options issued and outstanding	1,203,483	420,483
Warrants for common stock	80,428	-
Awards available under the 2018 Equity Incentive Plan	1,448,930	1,363,119
Employee stock purchase plan	517,037	343,275
Total	3,249,878	2,126,877

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$315	$54	$880	$54
General and administrative	318	77	780	77
Total	$633	$131	$1,660	$131

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

Overview

We are a clinical-stage biotechnology company leveraging deep understanding of immunobiology to develop products to treat severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our initial product candidate, itolizumab (EQ001), is a clinical-stage, first-in-class monoclonal antibody that selectively targets the novel immune checkpoint receptor CD6. CD6 plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking. Activated Teff cells drive a number of immuno-inflammatory diseases across therapeutic areas including transplant science, systemic autoimmunity, pulmonary, neurologic, gastrointestinal, renal, vascular, ophthalmic and dermatologic disorders. Therefore, we believe itolizumab may have broad therapeutic utility in treating a large and diverse set of severe immuno-inflammatory diseases.

Our pipeline is focused on developing itolizumab as a potentially best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. In the first quarter of 2019, we initiated a Phase 1b/2 clinical trial of itolizumab for the treatment of acute graft-versus-host disease, or aGVHD, and expect top-line data from the Phase 1b part of this trial in the second half of 2020. Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for aGVHD was accepted in July 2018.  The FDA granted itolizumab Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In June 2019, we initiated a Phase 1b proof-of-concept clinical trial in Australia for the treatment of uncontrolled asthma. Our IND for lupus nephritis was accepted by the FDA in July 2019, and we initiated a Phase 1b proof-of-concept clinical trial in lupus nephritis in September 2019.

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

We acquired U.S. and Canadian rights to itolizumab in May 2017, pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Following completion of a Phase 3 clinical trial conducted outside of North America, itolizumab was approved in India for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon as ALZUMAb. Today, India is the only jurisdiction where ALZUMAb is approved or marketed. Itolizumab (EQ001) has been evaluated in one Phase 1 clinical trial to date, conducted by Biocon, and is not approved for commercial sale in the United States or Canada. Our partnership with Biocon includes an exclusive supply agreement for clinical and commercial drug product of itolizumab. Biocon currently manufactures itolizumab at commercial scale in a facility regulated by the FDA. In August 2019, we entered into a letter agreement with Biocon that grants us exclusive rights to negotiate licensing rights with third parties to develop and commercialize itolizumab in select major markets outside of North America. This letter agreement allows us to represent itolizumab more broadly commercially and participate in value that may be created with strategic partners across geographies.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing two initial INDs and commencing clinical development of itolizumab. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, private placements of convertible promissory notes and term loans. We have incurred losses since our inception. Our net losses were $13.3 million for the year ended December 31, 2018 and $18.0 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $33.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and planned clinical development of itolizumab, potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur additional costs associated with being a public company. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2019, will enable us to fund our currently planned operations for at least the next 12 months.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for itolizumab or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. In addition, subject to limited exceptions, our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank also prohibits us from incurring indebtedness without the prior written consent of the lenders. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Interest Expense

Interest expense consists of interest on our term loans payable and convertible promissory notes, which convertible promissory notes were converted into shares of common stock in connection with our IPO in October 2018.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$4,182	$1,222	$12,191	$2,425
General and administrative	2,142	1,004	6,920	1,963
Interest expense	(2)	(1,221)	(2)	(2,329)
Interest income	324	27	1,097	57
Other expense, net	(12)	-	(17)	-
Change in fair value of Biocon Anti-Dilution Right	-	(1,497)	-	(1,599)

Research and Development Expenses

Research and development expenses were $4.2 million and $12.2 million for the three and nine months ended September 30, 2019, respectively, compared to $1.2 million and $2.4 million for the three months and nine months ended September 30, 2018, respectively.

The increase of $3.0 million in research and development expenses for the three months ended September 30, 2019, compared to the same period in 2018 primarily includes the following changes:

•	$1.7 million increase in clinical development activities
•	$1.0 million increase in employee compensation and benefits primarily related to increased headcount and consulting expenses
•	$0.2 million increase in overhead expenses primarily related to increased travel costs associated with our research and development activities
•	$0.1 million increase in preclinical research activities

The increase of $9.8 million in research and development expenses for the nine months ended September 30, 2019, compared to the same period in 2018 primarily includes the following changes:

•	$5.3 million increase in clinical development activities
•	$3.4 million increase in employee compensation and benefits and consulting expenses
•	$0.6 million increase in overhead expenses primarily related to increased travel costs associated with our research and development activities
•	$0.5 million increase in preclinical research activities

General and Administrative Expenses

General and administrative expenses were $2.1 million and $6.9 million for the three and nine months ended September 30, 2019, respectively, compared to $1.0 million and $2.0 million for the three months and nine months ended September 30, 2018, respectively.

The increase of $1.1 million in general and administrative expenses for the three months ended September 30, 2019, compared to the same period in 2018 primarily includes the following changes:

•	$0.7 million increase in costs associated with being a public company and travel costs
•	$0.3 million increase in employee compensation and benefits primarily related to increased headcount and consulting expenses
•	$0.1 million increase related to legal and professional fees

The increase of $4.9 million in general and administrative expenses for the nine months ended September 30, 2019, compared to the same period in 2018 primarily includes the following changes:

•	$2.3 million increase in employee compensation and benefits and consulting expenses
•	$1.9 million increase in costs associated with being a public company and travel costs
•	$0.7 million increase related to legal and professional fees

Interest Expense

Interest expense was $2,000 for each of the three and nine months ended September 30, 2019, compared to $1.2 million and $2.3 million for the three and nine months ended September 30, 2018, respectively. The decrease in interest expense consists primarily of non-cash interest expense incurred in 2018, including accretion of debt premium and issuance costs in relation to our convertible promissory notes. The convertible promissory notes were converted into equity in connection with the IPO in October 2018.

Interest Income

Interest income was $0.3 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, compared to $28,000 and $57,000 for the three and nine months ended September 30, 2018, respectively. The increase in interest income was primarily due to our higher average cash, cash equivalents and short-term investment balances during 2019 compared to 2018.

Other Expense, net

Other expense, net consists of net foreign currency transaction losses related to our Australian subsidiary.

Change in Fair Value of Biocon Anti-Dilution Right

Change in fair value of the Biocon Anti-Dilution Right was $1.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. In connection with our IPO in October 2018, the liability associated with the Biocon Anti-Dilution Right was reclassified to stockholders’ equity. Therefore, there was no further activity in the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2019, we have raised an aggregate of approximately $91.0 million in gross proceeds pursuant to our IPO, private placements of convertible promissory notes and proceeds from term loans. As of September 30, 2019, we had $27.6 million in cash and cash equivalents and $34.6 million in short-term investments.

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

We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2019, will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab or whether, or when, we may achieve profitability.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $33.5 million as of September 30, 2019. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab.

Cash Flows

The following table sets forth the cash flow from operating and investing activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(13,916)	$(3,700)
Net cash provided by (used in) investing activities	3,164	(25)
Net cash provided by financing activities	9,941	1,603
Effect of exchange rate changes on cash and cash equivalents	(40)	-
Net decrease in cash and cash equivalents	$(851)	$(2,122)

Operating Activities

Net cash used in operating activities was $13.9 million during the nine months ended September 30, 2019, as compared to $3.7 million during the nine months ended September 30, 2018. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses in 2019 related to a ramp up in our research and clinical development activities as well as additional costs associated with operating as a public company.

Investing Activities

Net cash provided by investing activities was $3.2 million during the nine months ended September 30, 2019, as compared to net cash used in investing activities totaling $25,000 during the nine months ended September 30, 2018. The increase in net cash provided by investing activities was primarily the result of the purchase of short-term investments of $36.1 million offset by $39.3 million of maturities of short-term investments and $0.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $9.9 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. Financing activities in 2019 consisted of proceeds from our term loans. Financing activities in 2018 consisted primarily of the issuance of convertible promissory notes.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Risks Related to Our Business and to the Development and Regulatory Approval of Itolizumab

We have a very limited operating history and have never generated any revenues.*

We are an early-stage biotechnology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab, conducting preclinical research, filing two initial INDs and commencing clinical development of itolizumab. We have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the year ended December 31, 2018 and the nine months ended September 30, 2019, our net losses were $13.3 million and $18.0 million, respectively. As of September 30, 2019, we had an accumulated deficit of $33.5 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities, including the ongoing and planned clinical development of itolizumab, potentially acquire new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and as we incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval for itolizumab, we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We are highly dependent on the success of our product candidate, itolizumab, which is in early stage clinical development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate in any of the indications for which we plan to develop it.*

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize itolizumab, in any of the indications for which we initially plan to develop it, including uncontrolled asthma, aGVHD and lupus nephritis, which may never occur. We have no product candidates in our pipeline other than itolizumab. We currently generate no revenues from sales of any biopharmaceutical products or otherwise, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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

As of September 30, 2019, we had $62.2 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2019 will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and planned clinical trials for itolizumab may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of itolizumab.

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

Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Subject to limited exceptions, our loan and security agreement, or Loan Agreement, also prohibits us from incurring indebtedness without the prior written consent of the lenders. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations.

We are very early in our development efforts. We only recently initiated our initial clinical trials of itolizumab, and as a company, we have limited experience in these areas.*

While Biocon has evaluated itolizumab (EQ001) in a Phase 1 clinical trial, we initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019, our second clinical trial of itolizumab (EQ001) for the treatment of uncontrolled asthma in the second quarter of 2019 and our third clinical trial of itolizumab (EQ001) for the treatment of lupus nephritis in the third quarter of 2019. We have two active INDs with the FDA for the use of itolizumab in the treatment of aGVHD and lupus nephritis. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our ongoing and planned clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to continue our ongoing or initiate our planned clinical trials for itolizumab if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. The first indication that we are pursuing, aGVHD, is an acute and life-threatening condition which may make it difficult to enroll patients in clinical trials. Enrollment in the Phase 1b portion of our aGVHD clinical trial has been progressing slower than expected due to longer site activation timelines at academic centers, a smaller number of available severe aGVHD patients as defined by the High-Risk MacMillan Criteria, which constitutes a smaller portion of the overall aGVHD population, and higher screen failure rates due to comorbid conditions in this severe aGVHD population. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as itolizumab, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab for the treatment of patients with uncontrolled asthma and lupus nephritis, diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by itolizumab could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, a material percentage of patients in our aGVHD clinical trial will die from aGVHD, possibly as a result of itolizumab, which could impact development of itolizumab. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospect

s of itolizumab will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of itolizumab. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

A Phase 1 single ascending dose clinical trial of itolizumab in normally healthy volunteers was conducted by Biocon in Australia, we have initiated a Phase 1b proof-of-concept clinical trial of itolizumab in asthma patients in Australia and New Zealand, and we may conduct additional clinical trials of itolizumab outside of the United States. However, the FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical trial of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the subcutaneous version of itolizumab. The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab, but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and the occurrence of transient lymphopenia in the healthy subjects. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical trials for the treatment of aGVHD and lupus nephritis. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations, and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

In June 2019, we initiated a Phase 1b proof-of-concept clinical trial of itolizumab in uncontrolled asthma in Australia and have initiated sites in Australia and New Zealand. Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

Other products in the same class as itolizumab have already been approved or are further along in development. We are aware of both private and public companies with development programs in aGVHD, including Bristol-Myers Squibb Company, CSL Behring LLC, Fate Therapeutics, Inc., Incyte Corporation, Takeda Pharmaceutical Company Limited, Jazz Pharmaceuticals plc, Kalytera Therapeutics, Inc., Kamada Ltd., Mesoblast Limited, and Xenikos B.V. Major, currently marketed asthma therapies include several biologic therapies that specifically target IgE or Th 2-mediated cytokines including products developed by AstraZeneca plc, GlaxoSmithKline plc, Roche Holding AG and Teva Pharmaceutical Industries

Limited.  In addition, Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC have received approval for dupilimab, an anti-IL-4 receptor antibody, as an add-on maintenance treatment in patients with moderate to severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid dependent asthma.  We are aware of several companies with development programs in moderate to severe asthma, including Amgen Inc., AnaptysBio, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Gossamer Bio, Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Sanofi-Aventis U.S. LLC.  We are also aware of several companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc, Apellis Pharmaceuticals, Inc., AstraZeneca plc, Aurinia Pharmaceuticals Inc., Boehringer Ingelheim GmbH, Genentech Inc., GlaxoSmithKline plc and Kezar Life Sciences, Inc.

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

If the U.S. market opportunities for itolizumab are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.*

We only have the rights to itolizumab for the United States and Canada and we are focused on the development of itolizumab for immuno-inflammatory diseases, with an initial intention to develop it for the treatment of uncontrolled asthma, aGVHD and lupus nephritis. Our projections of addressable patient populations in the United States and Canada that have the potential to benefit from treatment with itolizumab are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for itolizumab could be significantly diminished and have an adverse material impact on our business.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

We currently have two U.S. trademark registrations for EQUILLIUM respectively covering Classes 5 and 42, and one Canadian trademark registration for EQUILLIUM covering both Classes 5 and 42. Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We are highly dependent on the services of our key personnel, Daniel M. Bradbury, who serves as our Chief Executive Officer (and effective as of January 1, 2020 will serve as our Executive Chairman), Bruce D. Steel, who serves as our President and Chief Business Officer (and effective as of January 1, 2020 will serve as our President and Chief Executive Officer), Krishna R. Polu, M.D., who serves as our Chief Medical Officer (and effective January 1, 2020 will serve as our Executive Vice President Research & Development and Chief Medical Officer), and Stephen Connelly, Ph.D., who serves as our Chief Scientific Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2019, we had 16 full-time employees. As we advance itolizumab in clinical development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if itolizumab or any future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

The terms of our Loan Agreement place restrictions on our operating and financial flexibility.*

In September 2019, we entered into the Loan Agreement with Oxford Finance LLC and Silicon Valley Bank providing for up to $20.0 million in term loans, which is secured by a first priority perfected security interest in substantially all of our current and future assets, other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property). We borrowed $10.0 million upon execution of the Loan Agreement.

The Loan Agreement includes affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions.

The Loan Agreement also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the Loan Agreement, including foreclosure against our properties securing the Loan Agreement, including our cash, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. These events of default include, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the Loan Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their  products, and reduce the out of pocket costs of drug products paid by consumers.  The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. While some of the existing measures and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of November 8, 2019, we had 17,376,236 shares of our common stock outstanding.  Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance.  Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We do not intend to pay dividends for the foreseeable future.*

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future, including due to limitations that are currently imposed by our Loan Agreement. In addition, the terms of any future debt agreements may preclude us from paying dividends. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

•

provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction).

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or amended and restated bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of September 30, 2019, we have used $12.1 million of the net proceeds from our IPO. The net proceeds from our IPO will be used, together with pre-existing cash and cash equivalents, for funding research and development of itolizumab and working capital and other general corporate purposes.

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

4.2*	Warrant to Purchase Common Stock, dated September 30, 2019, issued to Oxford Valley Finance LLC.
4.3*	Warrant to Purchase Common Stock, dated September 30, 2019, issued to Silicon Valley Bank.
10.1*	Loan and Security Agreement, effective as of September 30, 2019, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019	EQUILLIUM, INC.

	By:	/s/ Daniel M. Bradbury
Daniel M. Bradbury
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)