Form 10-Q
period 2020-03-31
Equillium, Inc.
filed 2020-05-13
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 17,683,965 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,614	$13,219
Short-term investments	27,061	39,924
Prepaid expenses and other current assets	2,147	2,288
Total current assets	49,822	55,431
Property and equipment, net	89	93
Other assets	-	15
Total assets	$49,911	$55,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,801	$1,873
Accrued expenses	1,910	2,010
Total current liabilities	3,711	3,883
Long-term notes payable	9,746	9,681
Other non-current liabilities	108	127
Total liabilities	13,565	13,691
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 17,683,965 and 17,425,654 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	84,820	82,938
Accumulated other comprehensive income	474	21
Accumulated deficit	(48,949)	(41,112)
Total stockholders' equity	36,346	41,848
Total liabilities and stockholders' equity	$49,911	$55,539

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,706	$3,759
General and administrative	2,746	2,589
Total operating expenses	7,452	6,348
Loss from operations	(7,452)	(6,348)
Other (expense) income, net:
Interest expense	(273)	-
Interest income	220	398
Other expense, net	(332)	-
Total other (expense) income, net	(385)	398
Net loss	$(7,837)	$(5,950)
Other comprehensive income, net:
Unrealized gain on available-for-sale securities, net	138	44
Foreign currency translation gain	315	-
Total other comprehensive income, net	453	44
Comprehensive loss	$(7,384)	$(5,906)
Net loss per share, basic and diluted	$(0.45)	$(0.34)
Weighted-average common shares outstanding, basic and diluted	17,562,551	17,376,236

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	17,376,236	$1	$80,441	$5	$(15,512)	$64,935
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	446	-	-	446
Other comprehensive income	-	-	-	44	-	44
Net loss	-	-	-	-	(5,950)	(5,950)
Balance at March 31, 2019	17,376,236	$1	$80,906	$49	$(21,462)	$59,494

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	17,425,654	$1	$82,938	$21	$(41,112)	$41,848
Issuance of common stock under ATM facility, net of issuance costs	174,649	-	825	-	-	825
Issuance of common stock	83,662	-	252	-	-	252
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	787	-	-	787
Other comprehensive income	-	-	-	453	-	453
Net loss	-	-	-	-	(7,837)	(7,837)
Balance at March 31, 2020	17,683,965	$1	$84,820	$474	$(48,949)	$36,346

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(7,837)	$(5,950)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8	5
Stock-based compensation	787	446
Net unrealized loss on foreign currency transactions	336	-
Non-cash consulting expense	81	-
Amortization of term loan discount and issuance costs	65	-
Realized gain on investments	(13)	-
Accretion of discount on investments, net	(7)	(124)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	299	149
Accounts payable	(39)	455
Accrued expenses	(50)	555
Net cash used in operating activities	(6,370)	(4,464)
Investing activities:
Purchases of property and equipment	(15)	(11)
Purchases of short-term investments	(2,225)	(14,215)
Maturities of short-term investments	15,245	11,575
Net cash provided by (used in) investing activities	13,005	(2,651)
Financing activities:
Proceeds from issuance of common stock under ATM facility, net of issuance costs	775	-
Net cash provided by financing activities	775	-
Effect of exchange rate changes on cash and cash equivalents	(15)	-
Net increase (decrease) in cash and cash equivalents	7,395	(7,115)
Cash and cash equivalents at beginning of period	13,219	28,509
Cash and cash equivalents at end of period	$20,614	$21,394
Supplemental disclosures of non-cash activities:
Issuance of commitment shares to Lincoln Park pursuant to agreement	$171	$-
Amounts included in accounts payable for purchases of property and equipment	$-	$13

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is engaged in the research and development of products for severe autoimmune and inflammatory disorders with high unmet medical need.

From inception through March 31, 2020, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing two initial Investigational New Drug applications (INDs), commencing clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with operating as a public company. In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of March 31, 2020, the Company had $47.7 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents and short-term investments to fund research and development of itolizumab (EQ001) and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab (EQ001) or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of March 31, 2020 will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, the Company decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and the Company’s concern for the well-being of patients and their caregivers. The Company is continuing efforts to enroll patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of acute graft-versus-host disease (aGVHD) given the acute life-threatening severity of the disease as the Company believes itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial may also be adversely impacted by the COVID-19 pandemic.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses their local currency to be their functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2020, net realized and unrealized losses totaled $0.3 million. There were no material realized and unrealized gains and losses for the three months ended March 31, 2019.

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB ASC 840 and creates Topic 842, Leases. The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. For companies that are not emerging growth companies (EGCs), ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), Effective Dates (ASU 2019-10), which included a one-year deferral of the effective date of ASU 2016-02 for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company expects to adopt the new standard in the fourth quarter of 2021 using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2021, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its condensed consolidated statements of operations and condensed consolidated comprehensive loss or its condensed consolidated statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2020	2019
Common stock options	2,014,093	1,150,483
Common stock warrants	80,428	-
Total	2,094,521	1,150,483

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	March 31,	for Identical	Observable	Inputs
	2020	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$18,686	$18,686	$-	$-
Agency securities	2,005	-	2,005	-
Certificates of deposit	6,370	6,370	-	-
Total	$27,061	$25,056	$2,005	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2019	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$28,549	$28,549	$-	$-
Agency securities	5,994	-	5,994	-
Certificates of deposit	5,381	5,381	-	-
Total	$39,924	$33,930	$5,994	$-

U.S. treasury securities and certificates of deposit are valued using Level 1 inputs. Level 1 securities are valued at unadjusted quoted prices in active markets that are observable at the measurement date for identical, unrestricted assets or liabilities. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Investments in agency securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors.

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $9.7 million at March 31, 2020 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At March 31, 2020 and December 31, 2019, the Company had investments in money market funds of $16.5 million and $10.3 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
March 31, 2020
U.S. treasury securities	1 or less	$18,543	$143	$-	$18,686
Agency securities	1 or less	2,000	5	-	2,005
Certificates of deposit	1 or less	5,840	36	-	5,876
Certificates of deposit	>1 and <5	490	4	-	494
Total		$26,873	$188	$-	$27,061
December 31, 2019
U.S. treasury securities	1 or less	$23,513	$6	$(4)	$23,515
U.S. treasury securities	>1 and <5	5,035	-	(1)	5,034
Agency securities	1 or less	5,976	19	(1)	5,994
Certificates of deposit	1 or less	4,131	22	-	4,153
Certificates of deposit	>1 and <5	1,220	8	-	1,228
Total		$39,875	$55	$(6)	$39,924

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. For the three months ended March 31, 2020, there were gross realized gains and gross realized losses on short-term investments totaling $13,000 and $0, respectively. There were no gross realized gains and losses on sales of short-term investments for the three months ended March 31, 2019. Unrealized gains and losses are included in accumulated other comprehensive income.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued payroll and other employee benefits	$703	$1,215
Clinical studies	934	442
Other accruals	153	267
Preclinical studies	49	15
Accrued interest	71	71
Total accrued expenses	$1,910	$2,010

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

All of the Term Loans mature on June 1, 2024 (the Maturity Date) and will be interest-only payments through June 30, 2021, followed by 36 equal monthly payments of principal and interest; provided that if the Company draws the Term B Loan, the Term Loans will be interest-only payments through December 31, 2021, followed by 30 equal monthly payments of principal and interest. The Term Loans bear interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

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

In connection with entering into the Loan Agreement, the Company issued to the Lenders warrants exercisable for 80,428 shares of the Company’s common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $3.73, which was the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The Warrants will terminate on the earlier of September 30, 2029 or the closing of certain merger or consolidation transactions. If the Company borrows under Term B Loan and/or Term C Loan, upon the funding of Term B Loan and/or Term C Loan, as applicable, the Company will issue to the Lenders additional warrants to purchase shares of the Company’s common stock equal to 3.00% of each Term Loan amount divided by the lower of (i) the ten day average closing price of the Company’s common stock reported on the Nasdaq Global Market prior to funding or (ii) the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to funding.  Such lower amount of (i) and (ii) above shall also be the exercise price per share for such warrants. The terms of such warrants would be substantially the same as those contained in the Warrants.

The Company recorded the Warrants as a debt discount, which is classified as a contra-liability against long-term notes payable on the condensed consolidated balance sheet, and is amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded in additional paid in capital in the Company’s condensed consolidated balance sheet as the Warrants were determined to be an equity instrument. The Company determined the fair value of the Warrants at the date of issuance was $0.3 million using the Black-Scholes option pricing model based on significant unobservable inputs (Level 3) with an expected term of 10 years, volatility of 92.78%, risk free rate of 1.68% and expected dividend of 0%.

The costs incurred to issue the Term Loans of $0.1 million were deferred and are included in the discount to the carrying value of the Term Loans in the accompanying condensed consolidated balance sheet. The deferred costs and the Final Payment fee are amortized to interest expense over the expected term of the Term Loans using the effective interest method with an effective interest rate of 10.97%.

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Principal	$10,000	$10,000
Add: accreted liability for Final Payment fee	71	35
Less: unamortized discount	(325)	(354)
Total	$9,746	$9,681

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At March 31, 2020, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of March 31, 2020 are as follows (in thousands):

March 31,
2020
Remainder of 2020	$-
Year ending December 31, 2021	1,667
Year ending December 31, 2022	3,333
Year ending December 31, 2023	3,333
Year ending December 31, 2024	2,117
10,450
Unaccreted balance for Final Payment fee on Term Loans	(379)
Unamortized discounts	(325)
9,746
Less current portion	-
Noncurrent portion	$9,746

6. Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement (which was amended in September 2018, April 2019 and December 2019), clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively License Agreements) with Biocon SA (together with Biocon Limited, Biocon). Pursuant to the License Agreements, Biocon granted the Company an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab that uses Biocon technology or Biocon know-how (collectively a Biocon Product) in the United States, Canada, Australia and New Zealand (collectively Company Territory). However, unless the Company achieves certain regulatory and development milestones within a specific time period, the licensed rights, other than development rights, are limited to the fields of orphan indications and the treatment of conditions related to asthma and lupus. The Company also has the right to sublicense through multiple tiers to third parties, provided such sublicenses comply with the terms of the License Agreements and the Company provides Biocon a copy of each sublicense agreement within 30 days of execution. If the Company grants a third party a sublicense of its rights to develop and commercialize Biocon Products in Australia or New Zealand, the Company will be required to pay Biocon a high double-digit percentage of any upfront payment the Company receives from such sublicensee for such sublicense, as well as a high double-digit percentage of any additional payments the Company receives from such sublicensee for such sublicense, including but not limited to royalty payments on net sales of Biocon Products by such sublicensee. Under the License Agreements, the Company granted back to Biocon a license to use its technology and know-how related to itolizumab and Biocon Products in certain countries outside of the Equillium Territory. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of itolizumab clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon a total of 2,316,134 shares of common stock.

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of March 31, 2020, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

7. Stockholders’ Equity

As of March 31, 2020, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 17,683,965 shares and 17,425,654 shares of common stock outstanding as of March 31, 2020 and December 31, 2019, respectively.

In November 2019, the Company entered into an Open Market Sales AgreementSM with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $8.45 million from time to time through Jefferies acting as its sales agent (ATM facility). The Company sold an aggregate of 174,649 shares of its common stock under the ATM facility resulting in net proceeds of $0.8 million during the three months ended March 31, 2020.

In March 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park Capital Fund, LLC (Lincoln Park), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36‑month term of the Purchase Agreement.  Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement.  As of March 31, 2020, the Company has not sold any shares of its common stock to Lincoln Park under the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2020 is as follows:

	March 31,	December 31,
	2020	2019
Stock options issued and outstanding	2,014,093	1,821,093
Warrants for common stock	80,428	80,428
Awards available under the 2018 Equity Incentive Plan	1,491,755	813,473
Employee stock purchase plan	677,972	503,716
Total	4,264,248	3,218,710

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$414	$255
General and administrative	373	191
Total	$787	$446

8. Subsequent Events

Repricing of Outstanding Options

Effective as of April 22, 2020, the Board of Directors of the Company (the Board) approved a repricing of outstanding options to purchase 1,475,093 shares of the Company’s common stock held by employees of the Company, including executive officers (but excluding any employees who serve on the Board) that had exercise prices in excess of the closing stock price on April 22, 2020 and were granted under the Company’s 2017 Equity Incentive Plan or 2018 Equity Incentive Plan. As a result of the repricing, the exercise price of such options was lowered to $2.45 per share, the closing price of the Company’s common stock on April 22, 2020.

The Board effectuated the repricing to realign the value of such options with their intended purpose, which is to retain and motivate the holders of such options to continue to work in the best interests of the Company and its stockholders. Prior to the repricing, many of the options had exercise prices well above the recent market prices of the Company’s common stock, including prior to the recent market volatility that has generally been associated with the COVID-19 pandemic.

The Company is in the process of evaluating the total incremental cost of the repricing on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 26, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Equillium, Inc.

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

Our pipeline is focused on developing itolizumab (EQ001) as a potential best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for acute graft-versus-host disease, or aGVHD, was accepted in July 2018. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In March 2019, we initiated a Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD and expect top-line data from the Phase 1b part of this trial in the second half of 2020. In June 2019, we initiated a Phase 1b proof-of-concept clinical trial in Australia for the treatment of uncontrolled asthma. Our IND for lupus nephritis was accepted by the FDA in July 2019, and we initiated a Phase 1b proof-of-concept clinical trial for the treatment of lupus nephritis in September 2019. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of lupus nephritis in December 2019. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and our concern for the well-being of patients and their caregivers. We are continuing efforts to enroll patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial may also be adversely impacted by the COVID-19 pandemic.

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

We acquired rights to itolizumab (EQ001) for the territories of the United States and Canada in May 2017 pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon), and the territories of Australia and New Zealand in December 2019, pursuant to an amendment to that agreement. Following completion of a Phase 3 clinical trial conducted by Biocon outside of North America, itolizumab (EQ001) was approved in India for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon in India as ALZUMAb. Today, India is the only jurisdiction where ALZUMAb is approved or marketed. Our partnership with Biocon includes an exclusive supply agreement for clinical and commercial drug product of itolizumab (EQ001). Biocon currently manufactures itolizumab (EQ001) at commercial scale in a facility in India regulated by the FDA. In August 2019, we entered into a letter agreement with Biocon that grants us exclusive rights to negotiate licensing rights with third parties to develop and commercialize itolizumab (EQ001) in select major markets outside of North America. This letter agreement allows us to represent itolizumab (EQ001) more broadly commercially and participate in value that may be created with strategic partners across geographies.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing two initial INDs, commencing clinical development of itolizumab (EQ001) and the general and administrative activities associated with operating as a public company. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, private placements of convertible promissory notes, term loans and our Open Market Sales AgreementSM with Jefferies LLC, or ATM facility. We have incurred losses since our inception. Our net losses were $7.8 million for the three months ended March 31, 2020 and $25.6 million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $48.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2020, will enable us to fund our currently planned operations for at least the next 12 months.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001) or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, subject to limited exceptions, our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank also prohibits us from incurring indebtedness without the prior written consent of the lenders. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we continue to advance the development of itolizumab (EQ001) and potentially expand the number of indications for which we are developing itolizumab (EQ001). The successful development of itolizumab (EQ001) is highly uncertain. At this time, due to the inherently unpredictable nature of preclinical and clinical development, which has been further exacerbated by the uncertain magnitude, extent and duration of impacts associated with the COVID-19 pandemic, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of itolizumab (EQ001) or the period, if any, in which material net cash inflows from itolizumab (EQ001) may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty, and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	managing the impact of COVID-19 pandemic and related precautions on the operation of our clinical trials;
•	per patient clinical trial costs;
•	the number of clinical trials required for approval;
•	the number of sites included in our clinical trials;
•	the length of time required to enroll suitable patients;
•	the inefficiencies and additional costs related to any delays and potential restarts of clinical trials;

•	the number of doses that patients receive;
•	the number of patients that participate in our clinical trials;
•	the drop-out or discontinuation rates of patients in our clinical trials;
•	the duration of patient follow-up;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the number and complexity of procedures, analyses and tests performed during our clinical trials;
•	the costs of procuring drug product for our clinical trials;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation and benefits, and consulting fees for executive, human resources, investor relations, finance, and accounting functions. Other significant costs include legal fees relating to patent and corporate matters, insurance, travel, board expenses, facility costs and taxes.

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

Interest Expense

Interest expense consists of interest on our term loans payable.

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments.

Other Expense, net

Other expense, net consists of net foreign currency transaction losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$4,706	$3,759
General and administrative	2,746	2,589
Interest expense	(273)	-
Interest income	220	398
Other expense, net	(332)	-

Research and Development Expenses

Research and development expenses were $4.7 million and $3.8 million for three months ended March 31, 2020 and 2019, respectively.

The increase of $0.9 million in research and development expenses for the three months ended March 31, 2020 compared to the same period in 2019 includes the following changes:

•	$0.6 million increase in clinical development activities, primarily related to outside expenses with CROs
•	$0.6 million increase in employee compensation and benefits, primarily related to increased headcount
•	$0.2 million decrease in preclinical research activities
•	$0.1 million decrease in overhead expenses primarily related to decreased spending on conferences and recruiting expenses associated with our research and development activities

General and Administrative Expenses

General and administrative expenses were $2.7 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

The increase of approximately $0.1 million in general and administrative expenses for the three months ended March 31, 2020 compared to the same period in 2019 primarily includes the following changes:

•	$0.2 million increase in employee compensation and benefits, primarily related to increased non-cash stock-based compensation expense and consulting expenses
•	$0.1 million decrease related to legal and professional fees

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2020 compared to no interest expense in the same period in 2019. The increase consists of interest on our term notes payable.

Interest Income

Interest income was $0.2 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest income was primarily due to both lower average cash, cash equivalents and short-term investment balances and lower interest rates during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Other Expense, net

Other expense, net was $0.3 million for the three months ended March 31, 2020 compared to no other expense, net in the same period in 2019. The increase relates primarily to net foreign currency transaction unrealized losses during the three months ended March 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2020, we have raised an aggregate of approximately $92.0 million in gross proceeds pursuant to our IPO, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of March 31, 2020, we had $20.6 million in cash and cash equivalents and $27.1 million in short-term investments.

In September 2019, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or together the Lenders, pursuant to which we can borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $10.0 million, or Term A Loan. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders (i) up to an additional $5.0 million, or Term B Loan, upon our achievement of positive topline data in either our (a) itolizumab (EQ001) Phase 1b aGVHD trial or (b) itolizumab (EQ001) Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, or the Term B Milestone, and (ii) up to an additional $5.0 million, or Term C Loan and together with Term A Loan and Term B Loan, the Term Loans, upon our achievement of positive topline data in both our EQ001 Phase 1b aGVHD trial and our itolizumab (EQ001) Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, or the Term C Milestone.  We may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term B Milestone, and (iii) the occurrence of an event of default and may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term C Milestone, and (iii) the occurrence of an event of default.

In November 2019, we entered into the ATM facility with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $8.45 million from time to time through Jefferies acting as our sales agent. As of March 31, 2020, we have sold an aggregate of 192,899 shares of our common stock under the ATM facility for gross proceeds of $0.9 million.

In March 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement.  Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement.  As of March 31, 2020, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of itolizumab (EQ001). We expect that our primary uses of capital will be for clinical research and development services, preclinical research, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2020, will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001) or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our ongoing and future clinical trials for itolizumab (EQ001), including as such activities may be adversely impacted by the COVID-19 pandemic;
•	the number and scope of indications we decide to pursue for itolizumab (EQ001) development;
•	the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, we may submit for itolizumab (EQ001);
•	the costs and timing of manufacturing for itolizumab (EQ001), if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of itolizumab (EQ001);
•	the costs associated with being a public company;

•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing itolizumab (EQ001), if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $48.9 million as of March 31, 2020. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(6,370)	$(4,464)
Investing activities	13,005	(2,651)
Financing activities	775	-
Effect of exchange rate changes on cash	(15)	-
Net increase (decrease) in cash and cash equivalents	$7,395	$(7,115)

Operating Activities

Net cash used in operating activities was $6.4 million during the three months ended March 31, 2020 as compared to $4.5 million during the three months ended March 31, 2019. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses during the three months ended March 31, 2020 related to a ramp up in our research and clinical development activities.

Investing Activities

Net cash provided by investing activities was $13.0 million during the three months ended March 31, 2020. We purchased $2.2 million of short-term investments and $15.2 million of our short-term investments matured during the period. Purchases of property and equipment for the three months ended March 31, 2020 totaled $15,000.

Net cash used in investing activities was $2.7 million during the three months ended March 31, 2019. We purchased $14.2 million of short-term investments and $11.5 million of our short-term investments matured during the period. Purchases of property and equipment for the three months ended March 31, 2019 totaled $11,000.

Financing Activities

Net cash provided by financing activities totaled $0.8 million during the three months ended March 31, 2020. We received net proceeds from the sale of shares under the ATM facility totaling $0.8 million. There were no financing activities during the three months ended March 31, 2019.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and to the Development and Regulatory Approval of Itolizumab (EQ001)

The novel coronavirus global pandemic has adversely impacted our business, including our clinical trials, and could further impact other aspects of our business including our supply chain, personnel, and our business development activities, the magnitude and extent of which are uncertain.*

In December 2019, a novel strain of coronavirus, designated COVID-19, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the coronavirus pandemic a national emergency and many states and municipalities in the United States, including California, have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions).  As a result, we have implemented work-from-home policies for employees and have moved to a “virtual” model with respect to our partner support activities. The effects of government actions and our policies and those of third parties to reduce the spread of the coronavirus may negatively impact productivity, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy.  These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been and may continue to be affected by the coronavirus. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the current global pandemic and our concern for the well-being of patients and their caregivers. We are continuing to enroll patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. Clinical site initiation and patient enrollment for our ongoing aGVHD trial may be delayed due to prioritization of hospital resources toward the coronavirus. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting the coronavirus.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the coronavirus, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

We have a very limited operating history and have never generated any revenues.*

We are an early-stage biotechnology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing two initial INDs, commencing clinical development of itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with being a public company. We have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the three months ended March 31, 2020 and the year ended December 31, 2019, our net losses were $7.8 million and $25.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $48.9 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially acquire new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved product candidates, hire additional personnel and protect our intellectual property. In addition, if we obtain regulatory approval for itolizumab (EQ001), we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

In November 2019, OFAC notified us that after careful consideration, which included consultation with the FDA, OFAC determined that itolizumab (EQ001) falls within the definition of “Cuban-origin pharmaceutical” and, as such, the general licenses at section 515.547(b) and (c) of the CACR authorize the conduct of clinical trials for itolizumab (EQ001) for the purpose of seeking approval for the drug from the FDA. Thus, no further authorization is required from OFAC at this time for our ongoing and future clinical trials of itolizumab (EQ001).

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

As of March 31, 2020, we had $47.7 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2020 will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical trials for itolizumab (EQ001) may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab (EQ001) through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of itolizumab (EQ001).

Future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our ongoing and future clinical trials for itolizumab (EQ001), including as such activities may be adversely impacted by the COVID-19 pandemic;
•	the number and scope of indications we decide to pursue for itolizumab (EQ001) development;
•	the cost, timing and outcome of regulatory review of any BLA we may submit for itolizumab (EQ001);
•	the costs and timing of manufacturing for itolizumab (EQ001), if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of itolizumab (EQ001);
•	the costs associated with being a public company;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;

•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing itolizumab (EQ001), if approved for commercial sale.

In September 2019, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or together the Lenders, providing for up to $20.0 million in term loans. We borrowed $10.0 million upon execution of the Loan Agreement.  We may borrow the remaining $10.0 million upon the achievement of certain aforementioned time-bounded clinical milestones. Missing those milestones either due to unsuccessful trial results and/or delays in our clinical trials, including as a result of the COVID-19 pandemic, would result in us being unable to advance those remaining amounts of the debt facility, which could adversely impact our financial position and business operations.

In November 2019, we entered into the ATM facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $8.45 million from time to time through Jefferies acting as our sales agent, or ATM facility. As of March 31, 2020, we have sold an aggregate of 192,899 shares of our common stock under the ATM facility for gross proceeds of $0.9 million.

In March 2020, we entered into the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement.  Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement.  As of March 31, 2020, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital. Subject to limited exceptions, our Loan Agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations.

We are very early in our development efforts. We only recently initiated our initial clinical trials of itolizumab (EQ001), and as a company, we have limited experience in these areas.*

We initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019, our second clinical trial of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma in the second quarter of 2019 and our third clinical trial of itolizumab (EQ001) for the treatment of lupus nephritis in the third quarter of 2019. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. We have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and lupus nephritis and we have not yet filed an IND with the FDA for the use of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of itolizumab (EQ001). The success of itolizumab (EQ001) will further depend on factors such as:

•	completion of our ongoing and future clinical trials and preclinical studies with favorable results, including as such activities may be adversely impacted by the COVID-19 pandemic;
•	acceptance of INDs by the FDA for our future clinical trials, as applicable;
•	timely and successful enrollment in, and completion of, clinical trials with favorable results;
•	demonstrating safety, efficacy and acceptable risk-benefit profile of itolizumab (EQ001) to the satisfaction of the FDA;
•	receipt of marketing approvals from the FDA;
•	maintaining arrangements with Biocon, our third-party manufacturer, for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001);
•	establishing sales, marketing and distribution capabilities and launching commercial sale of itolizumab (EQ001), if and when approved in one or more indications;
•	acceptance of itolizumab (EQ001), if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for itolizumab (EQ001); and
•	maintaining a continued acceptable safety profile of itolizumab (EQ001), following approval.

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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any clinical trials conducted by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval or commercialize itolizumab.*

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the United States, Canada, Australia, and New Zealand. Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon as ALZUMAb. In addition, a conditional approval for itolizumab was granted to Centro de Immunologia Molecular, Cuba in May 2014. This approval is subject to completion of a Phase 3 clinical trial in Cuban patients. Two clinical trials are currently open in Cuba. We have recently become aware of ALZUMAb being utilized in India on a compassionate use basis for the treatment of aGVHD, as well as exploratory studies of ALZUMAb that are being conducted in Cuba and planned in India for assessing itolizumab as a potential therapeutic agent for COVID-19.

Although information related to those uses of itolizumab and results observed is currently incomplete and would need to be critically examined before drawing conclusions, results could impact our development plans for itolizumab (EQ001).

Further, if serious adverse events occur with patients using ALZUMAb or during any clinical trials or exploratory studies of itolizumab conducted by Biocon or third parties, regulatory authorities, including the FDA, may delay, limit or deny approval of itolizumab (EQ001) or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive regulatory approval for itolizumab (EQ001) and a new and serious safety issue is identified in connection with use of ALZUMAb or in clinical trials or exploratory studies of itolizumab conducted by Biocon or third parties, regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell itolizumab. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize itolizumab (EQ001).

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

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects.*

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. Before we can initiate clinical trials of itolizumab (EQ001) in any distinct indication, we must submit the results of preclinical studies to the FDA along with other information, including information about itolizumab (EQ001) chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing.

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

The FDA may require us to conduct additional preclinical studies for itolizumab (EQ001) or any future product candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our ongoing and future trials will be completed on schedule, if at all, or whether our trials will begin on time, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•

impacts and risks associated with global health epidemics such as those related to COVID-19 (for example, in March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis);

•	the FDA disagreeing as to the design or implementation of our clinical studies;

•	obtaining FDA authorizations to commence a trial or reaching a consensus with the FDA on trial design;
•

any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from one or more institutional review boards, or IRBs;
•	additional nonclinical pharmacology and toxicology studies to support Phase 2 and 3 trials;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocol;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to continue our ongoing or initiate our future clinical trials for itolizumab (EQ001) if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Multiple factors could contribute to such challenges of enrolling our clinical trials, including impacts related to the COVID-19 pandemic, which have already adversely impacted enrollment across all three of our current clinical trials. One of the indications that we are pursuing, aGVHD, is an acute and life-threatening condition which may make it difficult to enroll patients in clinical trials. Enrollment in the Phase 1b portion of our aGVHD clinical trial has been progressing slower than expected due to longer site activation timelines at academic centers, a smaller number of available severe aGVHD patients as defined by Grade III-IV aGVHD, which constitutes a smaller portion of the overall aGVHD population, and higher screen failure rates due to comorbid conditions in this severe aGVHD population. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as itolizumab (EQ001), and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab (EQ001) for the treatment of patients with uncontrolled moderate to severe asthma and lupus nephritis, diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

Adverse side effects or other safety risks associated with itolizumab could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with itolizumab in our ongoing and future clinical trials. In the Phase 1 clinical trial of itolizumab (EQ001) conducted by Biocon in Australia in healthy subjects, there were no serious adverse events, dose limiting toxicities, or study drug discontinuations reported.

Biocon has completed three clinical studies of ALZUMAb in India in patients with rheumatoid arthritis and chronic plaque psoriasis, with a total of 333 patients exposed to ALZUMAb to date at dose levels ranging from 0.2 mg/kg to 1.6 mg/kg. An additional 35 patients have received itolizumab in clinical trials conducted in Cuba. In Biocon’s Phase 3 clinical trial, infusion-related reactions and related events were the main adverse events attributed to itolizumab. There were five serious adverse events reported including exfoliative dermatitis (widespread redness and peeling of the skin), erythrodermic (severe) psoriasis, infusion-related reaction, adjustment disorder with anxiety, and bacterial arthritis. Since the December 27, 2012 date of authorization in India through November 30, 2019, ALZUMAb has accrued approximately 187 patient-years of use. Post-market safety surveillance has collected a total of 35 adverse events in 24 adverse event reports in that time period, of which four have been noted as serious, including infusion reaction, type 1 hypersensitivity, diarrhea and urticaria (hives). The majority of reactions have involved the dermatologic system organ class and include rash, acne, urticaria, increased pruritus (itching) and increased psoriasis. We are aware of clinical studies planned and/or supported by Biocon in India and Cuba related to the testing of ALZUMAb in patients with COVID-19. The complete results of these studies are currently not known to us but may inform further understanding of the safety and efficacy of ALZUMAb in this additional patient population. Further, Biocon is supporting compassionate use of ALZUMAb in treatment refractory patients with aGVHD in India. At this point, we are not aware of any safety findings or adverse events related to the use of ALZUMAb in patients with COVID-19 or in treatment refractory patients with aGVHD. Biocon may continue to support use of ALZUMAb in aGVHD or other indications over which we have no control. Although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, clinical results seen with ALZUMAb may have no bearing on results, including adverse events, that may be seen with itolizumab (EQ001).

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

In addition, if itolizumab (EQ001) receives marketing approval, and we or others later identify undesirable side effects caused by itolizumab (EQ001) or ALZUMAb, a number of potentially significant negative consequences could result, including:

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

A Phase 1 single ascending dose clinical trial of itolizumab (EQ001) in normally healthy volunteers was conducted by Biocon in Australia, we have initiated a Phase 1b proof-of-concept clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma patients in Australia and New Zealand, and we may conduct additional clinical trials of itolizumab (EQ001) outside of the United States. However, the FDA may not accept data from such trials conducted outside the United States, in which case our development plans will be delayed, which could materially harm our business.*

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical trial of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the subcutaneous version of itolizumab (EQ001). The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and the occurrence of transient lymphopenia in the healthy subjects. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical trials for the treatment of aGVHD and lupus nephritis. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations, and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

In June 2019, we initiated a Phase 1b, multiple ascending dose escalation, proof-of-concept clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma in Australia and have initiated sites in Australia and New Zealand. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

Risks Related to Manufacturing and Our Reliance on Third Parties

The manufacture of biologics is complex and Biocon, our third-party manufacturer, may encounter difficulties in production, distribution and delivery of such biologics. If Biocon encounters such difficulties, our ability to provide supply of itolizumab (EQ001) for clinical trials, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped.*

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on Biocon to fulfill our clinical and commercial supply of itolizumab (EQ001). In May 2017, we entered into an exclusive clinical supply agreement with Biocon and have agreed to enter into an exclusive commercial supply agreement with Biocon in the future. Biocon manufactures itolizumab (EQ001) at its FDA regulated facility in Bangalore, India. However, the process of manufacturing biologics is complex, highly-regulated and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely harm our business. In addition, if the facilities of our manufacturer are located outside of the United States, as is the case for itolizumab (EQ001), the production, distribution and delivery of biologics is also subject to the laws and regulations of the country. Any changes in the laws and regulations of another country could delay clinical trials, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability and delivery of raw materials. Even if we obtain regulatory approval for itolizumab (EQ001) or any future product candidates, there is no assurance that Biocon or other potential manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.*

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and future clinical trials of itolizumab (EQ001) and preclinical studies, and any future preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Even if we receive marketing approval, we may not be able to successfully commercialize itolizumab (EQ001) due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell itolizumab (EQ001) or any future product candidates profitably.*

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of itolizumab (EQ001) or other future products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting pharmaceutical prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

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

Reimbursement may impact the demand for, and the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its list of covered drugs, or formulary, it will be placed. The position on a third-party payor’s formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Additionally, if we or our collaborators develop companion diagnostic tests for use with itolizumab (EQ001), such tests will be subject to the coverage and reimbursement process separate and apart from the coverage and reimbursement we seek for our itolizumab (EQ001).

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2020, we had 22 full-time employees. As we advance itolizumab (EQ001) in clinical development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if itolizumab (EQ001) or any future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and future clinical trials and the manufacture of itolizumab (EQ001) and any future product candidates. We cannot assure you that the services of such third party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

Our internal information technology systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. As a result of the social distancing and remote working requirements related to the COVID-19 pandemic, we now have an even greater reliance on information technology and the effective functioning of our communication systems. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third party contractors who have access to our confidential information.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, other natural disasters, or other sudden, unforeseen and severe adverse events, including public health events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Our headquarters and main research facility are located in the Greater San Diego Area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, including public health events such as the COVID-19 pandemic that could impact our business. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business. For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be expanded.  If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical trials, may be significantly impacted and may result in higher costs of drug product and adversely harm our business.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code.  Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or any newly enacted federal tax legislation.  We do not expect the Tax Cuts and Jobs Act or the CARES Act to have a material impact on our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that the Tax Cuts and Jobs Act and the CARES Act may have on our business in the longer term. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2019, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $28.3 million. Our U.S. federal NOLs generated in taxable years ending prior to 2018 could expire unused. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in tax years beginning after December 31, 2017 is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act.

In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act, there have been additional amendments to certain provisions of the Affordable Care Act, and we expect the current Trump administration and Congress will likely continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030, unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and to increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.  The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some of the existing measures and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained. It is also possible that additional governmental action is taken to address the COVID-19 pandemic.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;
•	delays or other adverse impacts to our clinical trials from global health epidemics, such as those related to COVID-19;
•	our ability to enroll subjects in our ongoing and future clinical trials;
•	results from our ongoing and future clinical trials and future clinical trials with our current and future product candidates or of our competitors;
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

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, that have affected and continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In November 2019, we entered into the ATM facility with Jefferies under which we may offer and sell shares of our common stock having an aggregate offering price of up to $8.45 million from time to time through Jefferies acting as our sales agent. As of March 31, 2020, we have sold an aggregate of 192,899 shares of our common stock under the ATM facility for gross proceeds of $0.9 million. In March 2020, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we issued an additional 65,374 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement. As of March 31, 2020, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of May 8, 2020, we had 17,683,965 shares of our common stock outstanding.  Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance.  Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2020, we issued and sold the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K):

On January 21, 2020, as partial compensation for services under an independent consulting agreement with The Del Mar Consulting Group, Inc., or Del Mar, and Alex Partners, LLC, or Alex Partners, we issued 10,973 shares of our common stock to Del Mar and 7,315 shares of our common stock to Alex Partners.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 12, 2018. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of March 31, 2020, we have used $27.3 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

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

4.2

Warrant to Purchase Common Stock, dated September 30, 2019, issued to Oxford Finance LLC, incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2019.

4.3

Warrant to Purchase Common Stock, dated September 30, 2019, issued to Silicon Valley Bank, incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2019.

4.4

Registration Rights Agreement, dated as of March 27, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 30, 2020.

10.1+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Daniel M. Bradbury, incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.2+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Krishna Polu, M.D., incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.3+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Bruce D. Steel, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.4+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Christine Zedelmayer, incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.5

Purchase Agreement, dated as of March 27, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 30, 2020.

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

Date: May 13, 2020	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)