Form 10-Q
period 2020-06-30
Equillium, Inc.
filed 2020-08-12
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, the registrant had 19,263,375 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,083	$13,219
Short-term investments	18,523	39,924
Prepaid expenses and other current assets	1,572	2,288
Total current assets	44,178	55,431
Property and equipment, net	81	93
Other assets	-	15
Total assets	$44,259	$55,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,761	$1,873
Accrued expenses	1,626	2,010
Total current liabilities	3,387	3,883
Long-term notes payable	9,810	9,681
Other non-current liabilities	90	127
Total liabilities	13,287	13,691
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 17,723,850 and 17,425,654 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	86,284	82,938
Accumulated other comprehensive income	97	21
Accumulated deficit	(55,410)	(41,112)
Total stockholders' equity	30,972	41,848
Total liabilities and stockholders' equity	$44,259	$55,539

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,893	$4,250	$8,599	$8,009
General and administrative	2,717	2,189	5,463	4,778
Total operating expenses	6,610	6,439	14,062	12,787
Loss from operations	(6,610)	(6,439)	(14,062)	(12,787)
Other income (expense), net:
Interest expense	(274)	-	(547)	-
Interest income	122	375	342	773
Other income (expense), net	301	(5)	(31)	(5)
Total other income (expense), net	149	370	(236)	768
Net loss	$(6,461)	$(6,069)	$(14,298)	$(12,019)
Other comprehensive (loss) income, net:
Unrealized (loss) gain on available-for-sale securities, net	(69)	39	69	83
Foreign currency translation (loss) gain	(308)	(1)	7	(1)
Total other comprehensive (loss) income, net	(377)	38	76	82
Comprehensive loss	$(6,838)	$(6,031)	$(14,222)	$(11,937)
Net loss per share, basic and diluted	$(0.37)	$(0.35)	$(0.81)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	17,692,731	17,376,236	17,627,641	17,376,236

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	17,376,236	$1	$80,441	$5	$(15,512)	$64,935
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	446	-	-	446
Other comprehensive income	-	-	-	44	-	44
Net loss	-	-	-	-	(5,950)	(5,950)
Balance at March 31, 2019	17,376,236	$1	$80,906	$49	$(21,462)	$59,494
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	581	-	-	581
Other comprehensive income	-	-	-	38	-	38
Net loss	-	-	-	-	(6,069)	(6,069)
Balance at June 30, 2019	17,376,236	$1	$81,506	$87	$(27,531)	$54,063

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	17,425,654	$1	$82,938	$21	$(41,112)	$41,848
Issuance of common stock under ATM facility, net of issuance costs	174,649	-	825	-	-	825
Issuance of common stock	83,662	-	252	-	-	252
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	787	-	-	787
Other comprehensive income	-	-	-	453	-	453
Net loss	-	-	-	-	(7,837)	(7,837)
Balance at March 31, 2020	17,683,965	$1	$84,820	$474	$(48,949)	$36,346
Issuance of common stock pursuant to employee stock purchase plan	39,885	-	96	-	-	96
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,350	-	-	1,350
Other comprehensive loss	-	-	-	(377)	-	(377)
Net loss	-	-	-	-	(6,461)	(6,461)
Balance at June 30, 2020	17,723,850	$1	$86,284	$97	$(55,410)	$30,972

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(14,298)	$(12,019)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15	11
Stock-based compensation	2,137	1,027
Net unrealized loss on foreign currency transactions	34	12
Non-cash consulting expense	81	-
Amortization of term loan discount and issuance costs	130	-
Realized gain on investments	(13)	-
Accretion of discount on investments, net	8	(241)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	890	318
Accounts payable	(100)	890
Accrued expenses	(334)	782
Net cash used in operating activities	(11,450)	(9,220)
Investing activities:
Purchases of property and equipment	(15)	(56)
Purchases of short-term investments	(2,225)	(25,630)
Maturities of short-term investments	23,700	29,075
Net cash provided by investing activities	21,460	3,389
Financing activities:
Proceeds from issuance of common stock under ATM facility, net of issuance costs	775	-
Proceeds from ESPP purchase	96	-
Net cash provided by financing activities	871	-
Effect of exchange rate changes on cash and cash equivalents	(17)	(16)
Net increase (decrease) in cash and cash equivalents	10,864	(5,847)
Cash and cash equivalents at beginning of period	13,219	28,508
Cash and cash equivalents at end of period	$24,083	$22,661
Supplemental disclosures of non-cash activities:
Issuance of commitment shares to Lincoln Park pursuant to agreement	$171	$-

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is engaged in the research and development of products for severe autoimmune and inflammatory disorders with high unmet medical need.

From inception through June 30, 2020, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing two initial Investigational New Drug applications (INDs), commencing clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with operating as a public company. In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of June 30, 2020, the Company had $42.6 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents and short-term investments to fund research and development of itolizumab (EQ001) and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab (EQ001) or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of June 30, 2020, together with capital raised subsequent to June 30, 2020, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, the Company decided to pause enrollment in its Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and the Company’s concern for the well-being of patients and their caregivers. In July 2020, the Company announced that patient enrollment in both of those trials had resumed. The Company is continuing efforts to enroll patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of acute graft-versus-host disease (aGVHD) given the acute life-threatening severity of the disease, as the Company believes itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial as well as enrollment in the Company’s Phase 1b trials in uncontrolled asthma and lupus nephritis and the timing of topline data may also be adversely impacted by the COVID-19 pandemic.

The COVID-19 outbreak in the United States and the rest of the world has caused disruptions to the Company’s business, which may delay results of the Company’s clinical trials and adversely impact the Company’s business. The Company cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues will impact the Company’s business, nor can it predict potential adverse impacts related to the availability of capital to fund the Company’s operations. Additionally, the Company’s workforce and outside consultants may also be affected, which could result in an adverse impact on the Company’s ability to conduct business. Any of these factors, alone or in combination with others, could harm the Company’s business, results of operations, financial condition or liquidity. However, the magnitude, timing, and duration of any such potential financial impacts cannot be reasonably estimated at this time.

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses their local currency to be their functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2020, net realized and unrealized gains totaled $0.3 million. For the six months ended June 30, 2020, net realized and unrealized losses totaled $44,000. There were no material realized and unrealized gains and losses for the three and six months ended June 30, 2019.

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

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and development personnel and other key personnel as well as considering input from representatives of our contract service providers as to the progress of studies, or other services being conducted. During the course of a study, the Company adjusts its rate of expense recognition if actual results differ from its estimates. The Company classifies its estimates for accrued research and development expenses as accrued expenses on the accompanying condensed consolidated balance sheet.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock options	2,414,461	1,203,483	2,414,461	1,203,483
Common stock warrants	80,428	-	80,428
Total	2,494,889	1,203,483	2,494,889	1,203,483

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	June 30,	for Identical	Observable	Inputs
	2020	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$13,601	$13,601	$-	$-
Certificates of deposit	4,922	4,922	-	-
Total	$18,523	$18,523	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2019	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$28,549	$28,549	$-	$-
Agency securities	5,994	-	5,994	-
Certificates of deposit	5,381	5,381	-	-
Total	$39,924	$33,930	$5,994	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $9.8 million at June 30, 2020 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At June 30, 2020 and December 31, 2019, the Company had investments in money market funds of $21.1 million and $10.3 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
June 30, 2020
U.S. treasury securities	1 or less	$13,529	$72	$-	$13,601
Certificates of deposit	1 or less	4,876	46	-	4,922
Total		$18,405	$118	$-	$18,523
December 31, 2019
U.S. treasury securities	1 or less	$23,513	$6	$(4)	$23,515
U.S. treasury securities	>1 and <5	5,035	-	(1)	5,034
Agency securities	1 or less	5,976	19	(1)	5,994
Certificates of deposit	1 or less	4,131	22	-	4,153
Certificates of deposit	>1 and <5	1,220	8	-	1,228
Total		$39,875	$55	$(6)	$39,924

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. For the three and six months ended June 30, 2020, there were net gross realized gains on short-term investments totaling $0 and $13,000, respectively. There were no gross realized gains and losses on sales of short-term investments for the three and six months ended June 30, 2019. Unrealized gains and losses are included in accumulated other comprehensive income.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued payroll and other employee benefits	$994	$1,215
Clinical studies	404	442
Other accruals	111	267
Accrued interest	69	71
Preclinical research	48	15
Total accrued expenses	$1,626	$2,010

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

The Company will be required to make a final payment of 4.50% of the original principal amount of the Term Loans drawn payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the Final Payment).  The Company may prepay all, but not less than all, of the Term Loans upon 30 days’ advance written notice to the Lenders, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the applicable funding date, (ii) 2.00% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the applicable funding date, and (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the Maturity Date (each, a Prepayment Fee).

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

The Company recorded the Warrants as a debt discount, which is classified as a contra-liability against long-term notes payable on the condensed consolidated balance sheet, and is amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded in additional paid-in capital in the Company’s condensed consolidated balance sheet as the Warrants were determined to be an equity instrument. The Company determined the fair value of the Warrants at the date of issuance was $0.3 million using the Black-Scholes option pricing model based on significant unobservable inputs (Level 3) with an expected term of 10 years, volatility of 92.78%, risk free rate of 1.68% and expected dividend of 0%.

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Principal	$10,000	$10,000
Add: accreted liability for Final Payment fee	105	35
Less: unamortized discount	(295)	(354)
Total	$9,810	$9,681

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At June 30, 2020, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of June 30, 2020 are as follows (in thousands):

June 30,
2020
Remainder of 2020	$-
Year ending December 31, 2021	1,667
Year ending December 31, 2022	3,333
Year ending December 31, 2023	3,333
Year ending December 31, 2024	2,117
10,450
Unaccreted balance for Final Payment fee on Term Loans	(345)
Unamortized discounts	(295)
9,810
Less current portion	-
Noncurrent portion	$9,810

6. Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement (which was amended in September 2018, April 2019 and December 2019), clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively License Agreements) with Biocon SA (together with Biocon Limited, Biocon). Pursuant to the License Agreements, Biocon granted the Company an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab that uses Biocon technology or Biocon know-how (collectively a Biocon Product) in the United States, Canada, Australia and New Zealand (collectively Company Territory). However, unless the Company achieves certain regulatory and development milestones within a specific time period, the licensed rights, other than development rights, are limited to the fields of orphan indications and the treatment of conditions related to asthma and lupus. The Company also has the right to sublicense through multiple tiers to third parties, provided such sublicenses comply with the terms of the License Agreements and the Company provides Biocon a copy of each sublicense agreement within 30 days of execution. If the Company grants a third party a sublicense of its rights to develop and commercialize Biocon Products in Australia or New Zealand, the Company will be required to pay Biocon a high double-digit percentage of any upfront payment the Company receives from such sublicensee for such sublicense, as well as a high double-digit percentage of any additional payments the Company receives from such sublicensee for such sublicense, including but not limited to royalty payments on net sales of Biocon Products by such sublicensee. Under the License Agreements, the Company granted back to Biocon a license to use its technology and know-how related to itolizumab and Biocon Products in certain countries outside of the Company’s Territory. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of itolizumab clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon a total of 2,316,134 shares of common stock.

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of June 30, 2020, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

7. Stockholders’ Equity

As of June 30, 2020, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 17,723,850 and 17,425,654 shares of common stock outstanding as of June 30, 2020 and December 31, 2019, respectively.

At-the-Market Offering Program

In November 2019, the Company entered into an Open Market Sales AgreementSM with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock from time to time, through an “at-the-market” (ATM) equity offering program under which Jefferies acts as sales agent (2019 ATM Facility). The Company sets certain parameters for the sale of shares, which may include but are not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

The maximum aggregate offering price of common stock that could be sold under the 2019 ATM Facility was $8.45 million. During the six months ended June 30, 2020, the Company sold 174,649 shares of its common stock and received net proceeds of $0.8 million under the 2019 ATM Facility. There were no sales of shares in the three months ended June 30, 2020.

On July 14, 2020, the Company entered into another Open Market Sales AgreementSM with Jefferies for a new ATM equity offering (2020 ATM Facility). See Note 8 – Subsequent Events for further details.

Purchase Agreement

In March 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park Capital Fund, LLC (Lincoln Park), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36‑month term of the Purchase Agreement.  Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet. During the three and six months ended June 30, 2020, there were no sales of the Company’s stock under this Purchase Agreement. There have been no sales of the Company’s stock under this Purchase Agreement as of June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q.

Repricing of Outstanding Options

On April 22, 2020, the Board of Directors of the Company (the Board) approved a repricing of outstanding options to purchase 1,475,093 shares of the Company’s common stock held by employees of the Company, including executive officers (but excluding any employees who serve on the Board) that had exercise prices in excess of the closing stock price on April 22, 2020 and were granted under the Company’s 2017 Equity Incentive Plan or 2018 Equity Incentive Plan. As a result of the repricing, the exercise price of such options was lowered to $2.45 per share, the closing price of the Company’s common stock on April 22, 2020. The vesting schedule and term of these options remained unchanged.

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

The effect of the repricing generated a total incremental cost of approximately $0.4 million, of which approximately $0.1 million was recognized as stock-based compensation expense in the three months ended June 30, 2020, with the remainder to be expensed over the remaining vesting periods.

Stock Options

The following table summarizes the stock option activity during the six months ended June 30, 2020:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	1,821,093	$5.64
Granted	593,368	$3.71
Exercised	-	$-
Forfeitures and cancellations	-	$-
Options outstanding at June 30, 2020	2,414,461	$3.40	8.91	$770
Options exercisable at June 30, 2020	805,185	$3.45	8.54	$302
(a)

Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2020 of $2.95 and the price of the underlying options.

(b)

The weighted-average exercise price per share of the options outstanding and exercisable as of June 30, 2020 includes the impact of the repricing of 1,475,093 options on April 22, 2020 at $2.45 per share.

At June 30, 2020, unamortized stock compensation for stock options was $8.5 million, with a weighted-average recognition period of 2.8 years.

On May 28, 2020, the Compensation Committee of the Company’s Board of Directors issued to its Executive Chairman, Chief Executive Officer and two non-management directors retention stock options to purchase an aggregate of 169,368 shares of the Company’s common stock. These stock option grants immediately vested at the date of grant. The non-cash stock-based compensation expense recognized in the three and six months ended June 30, 2020 associated with these stock option grants totaled $0.4 million. At the time, the Executive Chairman and Chief Executive Officer voluntarily agreed to a 65% and an 85% reduction, respectively, in their base salaries otherwise payable for the remainder of 2020. The two non-management directors voluntarily agreed to forego 100% of their annual cash retainers otherwise payable to such directors for the remainder of 2020.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$488	$310	$902	$565
General and administrative	862	271	1,235	462
Total	$1,350	$581	$2,137	$1,027

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2020 is as follows:

	June 30,	December 31,
	2020	2019
Stock options issued and outstanding	2,414,461	1,821,093
Warrants for common stock	80,428	80,428
Awards available under the 2018 Equity Incentive Plan	1,091,387	813,473
Employee stock purchase plan	638,087	503,716
Total	4,224,363	3,218,710

8. Subsequent Events

On July 14, 2020, the Company entered into the 2020 ATM Facility with Jefferies to sell shares of the Company’s common stock having aggregate sales proceeds of up to $150 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent.

Subsequent to June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q, the Company has sold an aggregate of 1,539,525 shares of common stock under both of the 2019 ATM Facility and the 2020 ATM Facility, which includes shares sold pursuant to the 2020 ATM Facility, but not yet delivered to Jefferies, for gross proceeds of approximately $17.9 million. The Company paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies and legal fees in the aggregate amount of approximately $0.6 million, resulting in net proceeds of $17.3 million.

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

Our pipeline is focused on developing itolizumab (EQ001) as a potential best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for acute graft-versus-host disease, or aGVHD, was accepted in July 2018. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In March 2019, we initiated a Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD and expect top-line data from the Phase 1b part of this trial in the second half of 2020. In June 2019, we initiated a Phase 1b proof-of-concept clinical trial in Australia for the treatment of uncontrolled asthma. Our IND for lupus nephritis was accepted by the FDA in July 2019, and we initiated a Phase 1b proof-of-concept clinical trial for the treatment of lupus nephritis in September 2019. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of lupus nephritis in December 2019. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and our concern for the well-being of patients and their caregivers. In July 2020, we announced that patient enrollment in both of those trials had resumed. We are continuing efforts to enroll patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial as well as enrollment in our Phase 1b trials in uncontrolled asthma and lupus nephritis, and the timing of topline data may also be adversely impacted by the COVID-19 pandemic. In August 2020, we announced positive data from the ongoing Phase 1b/2 clinical trial of itolizumab in aGVHD. Across the first two dose cohorts, itolizumab has been generally well tolerated, and five of seven patients achieved a complete response at the Day 29 endpoint.

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

We acquired rights to itolizumab (EQ001) for the territories of the United States and Canada in May 2017 pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon), and the territories of Australia and New Zealand in December 2019, pursuant to an amendment to that agreement. Following completion of a Phase 3 clinical trial conducted by Biocon outside of North America, itolizumab was approved in India for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon in India as ALZUMAb.

In July 2020, Biocon reported that a clinical trial conducted in India by Biocon demonstrated that itolizumab (ALZUMAb) significantly reduced mortality in patients hospitalized with COVID-19, and that the Drugs Controller General of India, or DCGI, has granted restricted emergency use approval of itolizumab in India for the treatment of cytokine release syndrome (CRS) in COVID-19 patients with moderate to severe acute respiratory distress syndrome (ARDS). In July 2020, based on the encouraging topline data reported by Biocon and subsequent DCGI approval of itolizumab for the treatment of COVID-19 patients, we announced that we are planning to conduct a global randomized, controlled clinical trial of itolizumab (EQ001) in COVID-19 patients for which we plan to file an IND after we complete our review of the Biocon data.

Our collaboration with Biocon includes an exclusive supply agreement for clinical and commercial drug product of itolizumab (EQ001). Biocon currently manufactures itolizumab (EQ001) at commercial scale in a facility in India regulated by the FDA. In August 2019, we entered into a letter agreement with Biocon that grants us exclusive rights to negotiate licensing rights with third parties to develop and commercialize itolizumab (EQ001) in select major markets outside of North America. This letter agreement allows us to represent itolizumab (EQ001) more broadly commercially and participate in value that may be created with strategic partners across geographies.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing two initial INDs, commencing clinical development of itolizumab (EQ001) and the general and administrative activities associated with operating as a public company. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. Our net losses were $14.3 million for the six months ended June 30, 2020 and $25.6 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $55.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2020, together with capital raised subsequent to June 30, 2020, will enable us to fund our currently planned operations for at least the next 12 months.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001) or any future product candidate, which will not be for at least the next several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, subject to limited exceptions, our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank also prohibits us from incurring indebtedness without the prior written consent of the lenders, which consent may be withheld at their sole and absolute discretion. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research and development activities, preclinical activities, and clinical development of itolizumab (EQ001). Our research and development expenses include:

•	salaries and other related costs, including stock-based compensation and benefits, for personnel in research and development functions;
•	external research and development expenses incurred under arrangements with third parties, such as consultants and advisors for research and development;
•	costs of services performed by third parties, such as contract research organizations, or CROs, that conduct research and development and preclinical activities on our behalf;
•	costs related to preparing and filing two INDs with the FDA and other regulatory interactions and submissions; and
•	costs related to general overhead expenses such as travel, insurance and rent expenses associated with our research and development activities.

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

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty, and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	managing the impact of COVID-19 pandemic and related precautions on the operation of our clinical trials;
•	per patient clinical trial costs;
•	the number of clinical trials required for approval;
•	the number of sites and the number of countries included in our clinical trials;
•	the length of time required to enroll suitable patients;
•	the inefficiencies and additional costs related to any delays and potential restarts of clinical trials;
•	the number of doses that patients receive;
•	the number of patients that participate in our clinical trials;
•	the drop-out or discontinuation rates of patients in our clinical trials;
•	the duration of patient follow-up;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the number and complexity of procedures, analyses and tests performed during our clinical trials;
•	the costs of procuring drug product for our clinical trials;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

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

We anticipate that our general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, increased legal, audit, tax and other professional fees associated with being a public company and maintaining compliance with stock exchange listing and SEC requirements, director and officer insurance premiums associated with being a public company, and accounting and investor relations costs. In addition, if we obtain regulatory approval for any product candidate, we expect to incur expenses associated with building the infrastructure and capabilities to commercialize such product. However, the timing of any such approval is highly uncertain, and it may be several years, if ever, that we receive any such regulatory approval.

Interest Expense

Interest expense consists of interest on our term loans payable.

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments.

Other Expense, net

Other expense, net consists of net foreign currency transaction losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$3,893	$4,250	$8,599	$8,009
General and administrative	2,717	2,189	5,463	4,778
Interest expense	(274)	-	(547)	-
Interest income	122	375	342	773
Other income (expense), net	301	(5)	(31)	(5)

Research and Development Expenses

Research and development expenses were $3.9 million and $8.6 million for three and six months ended June 30, 2020, respectively, compared to $4.3 million and $8.0 million for the three and six months ended June 30, 2019, respectively.

The decrease of $0.4 million in research and development expenses for the three months ended June 30, 2020 compared to the same period in 2019 primarily includes the following changes:

•	$0.7 million decrease in clinical development activities, primarily related to higher start-up costs of clinical trials in the prior year;
•	$0.4 million increase in employee compensation and benefits, primarily related to increased headcount partially offset by lower consulting expenses; and
•

$0.1 million decrease in overhead expenses primarily related to decreased travel expenses associated with our research and development activities, much of which resulted from the impact associated with the COVID-19 pandemic.

The increase of $0.6 million in research and development expenses for the six months ended June 30, 2020, compared to the same period in 2019 primarily includes the following changes:

•	$1.0 million increase in employee compensation and benefits, primarily related to increased headcount;
•	$0.2 million decrease in preclinical research activities; and
•

$0.2 million decrease in overhead expenses primarily related to decreased spending on travel and recruiting associated with our research and development activities, much of which resulted from the impact associated with the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses were $2.7 million and $5.5 million for the three and six months ended June 30, 2020 and 2019, respectively, compared to $2.2 million and $4.8 million for the three and six months ended June 30, 2019, respectively.

On May 28, 2020, our board of directors issued retention stock options to purchase an aggregate of 169,368 shares of our common stock to our Executive Chairman, Chief Executive Officer and two non-management directors. These stock options immediately vested at the grant date and resulted in a $0.4 million charge to non-cash stock-based compensation in the three and six-months ended June 30, 2020. At the time, the Executive Chairman and Chief Executive Officer voluntarily agreed to a 65% and an 85% reduction, respectively, in their base salaries otherwise payable for the remainder of 2020. The two non-management directors voluntarily agreed to forego 100% of their annual cash retainers otherwise payable to such directors for the remainder of 2020. We expect that the voluntary reductions in salary and retainers will save us approximately $0.4 million in cash expenditures in calendar year 2020.

The increase of $0.5 million in general and administrative expenses for the three months ended June 30, 2020, compared to the same period in 2019, primarily includes the following changes:

•

$0.6 million increase in employee compensation and benefits, primarily due to increased non-cash stock-based compensation totaling $0.4 million for fully-vested retention option grants issued to our Chief Executive Officer, our Executive Chairman and two non-management directors partially offset by lower salary expense;

•

$0.1 million decrease in overhead expenses primarily related to decreased spending on travel associated with our general and administrative activities, much of which resulted from the impact associated with the COVID-19 pandemic; and

•	$0.1 million decrease related to legal fees.

The increase of $0.7 million in general and administrative expenses for the six months ended June 30, 2020, compared to the same period in 2019, primarily includes the following changes:

•

$0.8 million increase in employee compensation and benefits, primarily due to increased non-cash stock-based compensation expense totaling $0.4 million for fully-vested retention option grants issued to our Chief Executive Officer, our Executive Chairman and two non-management directors as well as higher consulting expenses; and

•	$0.1 million decrease related to legal fees.

Interest Expense

Interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, compared to no interest expense in the same periods in 2019. The increase consists of interest on our term notes payable.

Interest Income

Interest income was $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively. The decrease in interest income was primarily due to both lower average cash, cash equivalents and short-term investment balances and lower interest rates during 2020 compared to 2019.

Other Income (Expense), Net

Other income (expense), net was $0.3 million of other income, net and $31,000 of other expense, net for the three and six months ended June 30, 2020, respectively, compared to $5,000 of other expense, net in both the three and six months ended June 30, 2019. The increase in other income (expense), net for the three months ended June 30, 2020 compared to the same period in 2019 relates primarily to net foreign currency transaction unrealized gains. For the six months ended June 30, 2020, compared to the same period in 2019, net foreign currency transaction losses increased approximately $39,000.

Liquidity and Capital Resources

From inception through June 30, 2020, we have raised an aggregate of approximately $92.0 million in gross proceeds pursuant to our IPO, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of June 30, 2020, we had $24.1 million in cash and cash equivalents and $18.5 million in short-term investments.

Sources of Liquidity

September 2019 Loan Agreement

In September 2019, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or together, the Lenders, pursuant to which we can borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $10.0 million, or Term A Loan. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders (i) up to an additional $5.0 million, or Term B Loan, upon our achievement of positive topline data in either our (a) itolizumab (EQ001) Phase 1b aGVHD trial or (b) itolizumab (EQ001) Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, or the Term B Milestone, and (ii) up to an additional $5.0 million, or Term C Loan and together with Term A Loan and Term B Loan, the Term Loans, upon our achievement of positive topline data in both our EQ001 Phase 1b aGVHD trial and our itolizumab (EQ001) Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, or the Term C Milestone.  We may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term B Milestone, and (iii) the occurrence of an event of default and may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term C Milestone, and (iii) the occurrence of an event of default.

At-the-Market Offering Program

In November 2019, we entered into an Open Market Sales AgreementSM with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $8.45 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent, or the 2019 ATM Facility. Under the 2019 ATM Facility, we set certain parameters for the sale of shares, which may include but are not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of June 30, 2020, we sold an aggregate of 192,899 shares of our common stock under the 2019 ATM Facility for gross proceeds of $0.9 million.

On July 14, 2020, we entered into another Open Market Sales Agreement SM with Jefferies for a new ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. We are not obligated to make any sales under the 2020 ATM Facility.

Subsequent to June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q, we sold an aggregate of 1,539,525 shares of common stock under both of the 2019 ATM Facility and the 2020 ATM Facility, which includes shares sold pursuant to the 2020 ATM Facility, but not yet delivered to Jefferies, for gross proceeds of approximately $17.9 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies and legal fees in the aggregate amount of approximately $0.6 million resulting in net proceeds of $17.3 million.

2020 Purchase Agreement

In March 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36-month term of the Purchase Agreement.  Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement.  We have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement through the date of the filing of this Quarterly Report on Form 10-Q.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of itolizumab (EQ001), including potential new indications. We expect that our primary uses of capital will be for clinical research and development services, preclinical research, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2020, together with capital raised subsequent to June 30, 2020, will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001) or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our ongoing and future clinical trials of itolizumab (EQ001), including as such activities may be adversely impacted by the COVID-19 pandemic;
•	the number and scope of indications we decide to pursue for itolizumab (EQ001) development;

•	the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, we may submit for itolizumab (EQ001);
•	the costs and timing of manufacturing for itolizumab (EQ001), if approved;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of itolizumab (EQ001);
•	the costs associated with being a public company;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing itolizumab (EQ001), if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $55.4 million as of June 30, 2020. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(11,450)	$(9,220)
Investing activities	21,460	3,389
Financing activities	871	-
Effect of exchange rate changes on cash	(17)	(16)
Net increase (decrease) in cash and cash equivalents	$10,864	$(5,847)

Operating Activities

Net cash used in operating activities was $11.5 million during the six months ended June 30, 2020, as compared to $9.2 million during the six months ended June 30, 2019. The increase is primarily due to an increase of $2.3 million in net loss for the six months ended June 30, 2020, as compared to the same period in 2019, offset by an increase in non-cash adjustments to net loss totaling $1.6 million primarily associated with an increase in non-cash stock-based compensation of $1.1 million. Furthermore, there were net unfavorable working capital changes due to a decrease of $2.1 million in accounts payable and accrued expenses offset by a decrease of $0.6 million in prepaid expenses and other current assets for the six months ended June 30, 2020 as compared to the same period in 2019.

Investing Activities

Net cash provided by investing activities was $21.5 million during the six months ended June 30, 2020. We purchased $2.2 million of short-term investments and $23.7 million of our short-term investments matured during the period. Purchases of property and equipment for the six months ended June 30, 2020 totaled $15,000.

Net cash provided by investing activities was $3.4 million during the six months ended June 30, 2019. We purchased $25.6 million of short-term investments and $29.1 million of our short-term investments matured during the period. Purchases of property and equipment for the six months ended June 30, 2019 totaled $0.1 million.

Financing Activities

Net cash provided by financing activities totaled $0.9 million during the six months ended June 30, 2020. We received net proceeds from the sale of shares under the 2019 ATM facility totaling $0.8 million and from the issuance of shares under our employee stock purchase plan totaling $0.1 million. There were no financing activities during the six months ended June 30, 2019.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) either are new risks to, or contain changes to the similarly titled risk factors included in, our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

In addition, our clinical trials have been and may continue to be affected by the coronavirus. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the current global pandemic and our concern for the well-being of patients and their caregivers. In July 2020, we announced that patient enrollment in both of those trials had resumed. We are continuing efforts to enroll patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial as well as enrollment in our Phase 1b trials in uncontrolled asthma and lupus nephritis, and the timing of topline data, may also be adversely impacted by the COVID-19 pandemic. Clinical site initiation and patient enrollment for our ongoing aGVHD trial may be delayed due to prioritization of hospital resources toward the coronavirus. Current or future patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting the coronavirus.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the coronavirus, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the six months ended June 30, 2020 and the year ended December 31, 2019, our net losses were $14.3 million and $25.6 million, respectively. As of June 30, 2020, we had an accumulated deficit of $55.4 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications for which we conduct clinical development of itolizumab (EQ001), potentially acquire new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved product candidates, hire additional personnel and protect our intellectual property. In addition, if we obtain regulatory approval for itolizumab (EQ001), we expect to incur increased sales and marketing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We are highly dependent on the success of our product candidate, itolizumab (EQ001), which is in early stage clinical development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate in any of the indications for which we plan to develop it.*

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize itolizumab (EQ001), in any of the indications for which we initially plan to develop it, including treatment of COVID-19 patients, as well as treatment of uncontrolled asthma, aGVHD and lupus nephritis, which may never occur. We have no product candidates in our pipeline other than itolizumab (EQ001). We currently generate no revenues from sales of any biopharmaceutical products or otherwise, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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

The positive preliminary data as reported by Biocon from its clinical trial of itolizumab in COVID-19 patients may be incomplete or inappropriately analyzed, and results of earlier studies may not be predictive of future clinical trial results.*

Our partner Biocon recently announced positive preliminary data from a clinical trial of itolizumab in patients hospitalized with COVID-19 in India. We own the rights to develop and commercialize itolizumab (EQ001) in the United States, Canada, Australia and New Zealand through an exclusive collaboration and license agreement with Biocon. We are still in the process of obtaining and reviewing data from the clinical trial conducted by Biocon. Data reported by Biocon may not be complete. Further, we do not control and are unable to validate study results reported by Biocon or third parties. Any errors or omissions in the data and public disclosures reported by Biocon or third parties could have a material adverse effect on our stock price and business plans. While we are currently planning to conduct a global randomized, controlled clinical trial of itolizumab (EQ001) in COVID-19 patients under a U.S. IND we plan to file, we may decide against initiating clinical development of itolizumab (EQ001) in COVID-19 patients in the United States or internationally after we complete our review and analysis of the Biocon data.

The results of Biocon’s COVID-19 clinical trial may not be predictive of the results of subsequent clinical trials that we may undertake of itolizumab (EQ001) in patients with COVID-19. The design of any future clinical trials will be based on many assumptions, including, but not limited to, the expected effects of itolizumab (EQ001), and if those assumptions are incorrect, the trials may not produce results to support regulatory approval. Clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in early-stage clinical trials have nonetheless failed to replicate results in later-stage clinical trials and subsequently failed to obtain regulatory approval. Additionally, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. It is also possible that patients enrolled in clinical trials will experience adverse events or unpleasant side effects that are not currently part of the product candidate’s profile.

We have not yet commenced development of itolizumab (EQ001) for COVID-19 patients. We may be unable to successfully develop and obtain regulatory approval of itolizumab (EQ001) for COVID-19 patients in a timely manner, if at all.*

Based on the initial topline data from the Biocon study and the subsequent restricted emergency use approval of itolizumab granted by the Drugs Controller General of India for the treatment of CRS in COVID-19 patients with moderate to severe ARDS in India, we are planning to conduct our own clinical trial of itolizumab (EQ001) in COVID-19 patients. Because we have not yet commenced development of itolizumab (EQ001) as a potential treatment for COVID-19 patients, such development will likely require extensive pre-clinical and clinical testing. In addition, we will need to submit an IND for acceptance by the FDA prior to initiating any clinical trials in the United States for COVID-19 patients. The FDA may require us to conduct additional preclinical studies for itolizumab (EQ001) before it allows us to initiate clinical trials, which would be costly and time consuming, and could delay, or even prevent, our development plans. We may be unable to successfully develop and obtain regulatory approval of itolizumab (EQ001) for COVID-19 patients and establish a competitive market share for our treatment before a competitor or before the COVID-19 outbreak is effectively contained, a vaccine or other effective competitive therapies are successfully developed, or the risk of coronavirus infection is significantly diminished, any of which could materially and adversely impact the commercial potential of itolizumab (EQ001) as a treatment for COVID-19 patients.

A large number of companies, academic institutions and other organizations currently have programs to develop COVID-19 vaccines and therapeutic candidates. Many of our competitors pursuing vaccines and treatments for COVID-19 have significantly greater financial, product development, manufacturing and marketing resources than we have. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their products. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 vaccines or treatments before we can complete development and obtain approval of itolizumab (EQ001) for COVID-19 patients, or if they develop and commercialize one or more COVID-19 vaccines or treatments that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than itolizumab (EQ001).

We will need significant funding to support the development and commercialization of itolizumab (EQ001) for COVID-19 patients. Various government entities and private foundations are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, but such grants may have the effect of increasing the number of competitors and/or providing advantages to competitors working on COVID-19 vaccines and treatments. Accordingly, there can be no assurance that we will be able to successfully obtain the necessary funding to support our development and potential commercialization efforts.

Biocon’s grant of restricted emergency use approval of itolizumab in India by the Drugs Controller General of India does not mean that we will be successful in obtaining regulatory approval of itolizumab (EQ001) from other regulatory authorities, including the FDA.*

Although Biocon was granted restricted emergency use approval of itolizumab by the Drugs Controller General of India for the treatment of CRS in COVID-19 patients with moderate to severe ARDS in India, that does not guarantee that we will be able to obtain regulatory approval for itolizumab (EQ001) for COVID-19 patients in any other jurisdiction, including in the United States from the FDA. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in other jurisdictions, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. The FDA and comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. We may not be able to submit for marketing approvals and may not receive necessary approvals to commercialize itolizumab (EQ001) for COVID-19 in any market.

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

As of June 30, 2020, we had $42.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2020, together with capital raised subsequent to June 30, 2020, will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical trials for itolizumab (EQ001) may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab (EQ001) through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of itolizumab (EQ001).

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

In November 2019, we entered into an ATM facility with Jefferies, or the 2019 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $8.45 million from time to time through Jefferies acting as our sales agent. As of June 30, 2020, we sold an aggregate of 192,899 shares of our common stock under the 2019 ATM Facility for gross proceeds of $0.9 million. In July 2020, we entered into a new ATM facility with Jefferies, or the 2020 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. Subsequent to June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q, we sold an aggregate of 1,539,525 shares of our common stock, which includes shares sold pursuant to the 2020 ATM Facility, but not yet delivered to Jefferies, for total gross proceeds of approximately $17.9 million under those ATM offerings.

In March 2020, we entered into the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement.  Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement.  As of June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

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

We are very early in our development efforts. We only recently initiated our initial clinical trials of itolizumab (EQ001), and as a company, we have limited experience in these areas.*

We initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019, our second clinical trial of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma in the second quarter of 2019 and our third clinical trial of itolizumab (EQ001) for the treatment of lupus nephritis in the third quarter of 2019. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. In July 2020, we announced that patient enrollment in both of these trials had resumed. We have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and lupus nephritis and we have not yet filed an IND with the FDA for the use of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma or for treatment of COVID-19 patients. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

We have licensed itolizumab from Biocon pursuant to an exclusive license agreement, which license is conditioned upon us meeting certain diligence obligations with respect to the development, regulatory approval and commercialization of itolizumab, and making significant milestone payments in connection with regulatory approval and commercial milestones as well as royalty payments.*

We are party to an exclusive license agreement with Biocon, pursuant to which we initially acquired an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab in the United States and Canada and which was later amended to grant us the same exclusive license in Australia and New Zealand as well, or, collectively, the Equillium Territory. We are obligated, under this agreement, to achieve certain development milestones within specified timeframes in order to retain all of the licensed rights. Certain of such milestones are largely outside of our control. We are also obligated to use commercially reasonable efforts to develop and seek regulatory approval for, and if regulatory approval is obtained, to commercialize, itolizumab in the Equillium Territory and to secure funding for the development of itolizumab in two or more indications.  Further, we are obligated to make certain cash milestone payments to Biocon upon completion of certain regulatory approval and commercial milestones and are required to pay royalties to Biocon on net sales of itolizumab, if approved. Though we believe that the royalty rates and milestone payments are reasonable in light of our business plan, we will require large amounts of capital to satisfy these obligations. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment when due or, if we fail to achieve the development milestones within the timeframes required by the license agreement, or to satisfy our general diligence obligation to use commercially reasonable efforts to develop, register and commercialize itolizumab and to secure funding for the development of itolizumab in two or more indications, Biocon may have the right to limit the scope of our license or terminate the agreement and all of our rights to develop and commercialize itolizumab.

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any clinical trials conducted by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval or commercialize itolizumab.*

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory. Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis, and is marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India for the treatment of CRS in COVID-19 patients with moderate to severe ARDS in India. We are also aware of ALZUMAb being utilized in India on a compassionate use basis for the treatment of aGVHD. In addition, regulatory approval of itolizumab in Cuba was granted to Centro de Immunologia Molecular for itolizumab to be used in patients with rheumatoid arthritis and psoriasis as well as emergency use approval in patients with COVID-19. We are unaware of any ongoing trials of itolizumab in Cuba.

Although information related to those uses of itolizumab and results observed is currently incomplete and would need to be critically examined before drawing conclusions, results could impact our development plans for itolizumab (EQ001). Further, we do not control and are unable to validate study results reported by Biocon or third parties. Any errors or omissions in the data and public disclosures reported by Biocon or third parties could have a material adverse effect on our stock price and business plans.

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

Before obtaining marketing approval from the FDA for the sale of itolizumab (EQ001) in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of itolizumab (EQ001). Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our partner, Biocon, as well as contract research organizations, or CROs, and other third parties for regulatory submissions for itolizumab (EQ001). While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have only submitted INDs for clinical trials of itolizumab (EQ001) for the treatment of aGVHD and lupus nephritis, and we will need to submit an IND for acceptance by the FDA prior to initiating any clinical trials in the United States in other indications, including for the treatment of COVID-19 patients.

The FDA may require us to conduct additional preclinical studies for itolizumab (EQ001) or any future product candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our ongoing and future trials will be completed on schedule, if at all, or whether our trials will begin on time, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•

impacts and risks associated with global health epidemics such as those related to COVID-19 (for example, in March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis), which enrollment was resumed in July 2020;

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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to continue our ongoing or initiate our future clinical trials for itolizumab (EQ001) if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Multiple factors could contribute to such challenges of enrolling our clinical trials, including impacts related to the COVID-19 pandemic, which have already adversely impacted enrollment across all three of our current clinical trials. One of the indications that we are pursuing, aGVHD, is an acute and life-threatening condition which may make it difficult to enroll patients in clinical trials. Enrollment in the Phase 1b portion of our aGVHD clinical trial has been progressing slower than expected due to longer site activation timelines at academic centers, a smaller number of available severe aGVHD patients as defined by Grade III-IV aGVHD, which constitutes a smaller portion of the overall aGVHD population, and higher screen failure rates due to comorbid conditions in this severe aGVHD population. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as itolizumab (EQ001), and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab (EQ001) for the treatment of patients with uncontrolled moderate to severe asthma and lupus nephritis, and for our future potential development of itolizumab (EQ001) for the treatment of patients with COVID-19, each diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

Our inability to enroll and retain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Adverse side effects or other safety risks associated with itolizumab could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with itolizumab in our ongoing and future clinical trials. In the Phase 1 clinical trial of itolizumab (EQ001) conducted by Biocon in Australia in healthy subjects, there were no serious adverse events, dose limiting toxicities, or study drug discontinuations reported in stage 1 of this trial, where doses up to 3.2 mg/kg were administered subcutaneously. The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and the occurrence of transient lymphopenia in the healthy subjects. No serious adverse events were reported in either stage of the Phase 1 trial.

Biocon has completed four clinical studies of ALZUMAb in India in patients with rheumatoid arthritis, chronic plaque psoriasis, and for the treatment of SARS-COV-2 pneumonia at dose levels ranging from 0.2 mg/kg to 1.6 mg/kg. Additional patients have received itolizumab in clinical studies in subjects with rheumatoid arthritis, psoriasis, and Type I diabetes conducted in Cuba. In Biocon’s Phase 3 clinical trials, infusion-related reactions and infusion-related events were the main adverse events attributed to itolizumab. There were five serious adverse events reported including exfoliative dermatitis (widespread redness and peeling of the skin), erythrodermic (severe) psoriasis, infusion-related reaction, adjustment disorder with anxiety, and bacterial arthritis. Post-market safety surveillance of ALZUMAb has collected non- serious reports, primarily involving the dermatologic system organ class that have included rash, acne, urticaria, increased pruritus (itching) and increased psoriasis.  Serious reports have included infusion reaction, type 1 hypersensitivity, diarrhea and urticaria (hives).  Through the date of the filing of this Quarterly Report on Form 10-Q, there has been no change in the benefit risk profile of itolizumab, which remains favorable.

We are aware of clinical studies conducted and/or supported by Biocon in India and Cuba related to the testing of itolizumab in patients with COVID-19. The preliminary efficacy results from the Biocon trial conducted in India suggest a mortality benefit and improvement in clinical status in patients receiving itolizumab. Based on this trial, Biocon received approval from the Drugs Controller General of India to market ALZUMAb for emergency use in India for the treatment of CRS in moderate to severe ARDS patients due to COVID-19. The Cuban COVID-19 study with itolizumab was an uncontrolled study and so interpretation of the efficacy results are limited. The preliminary safety findings of both studies indicate that there has been no change in the benefit risk profile of itolizumab, which remains favorable. We are further aware that Biocon is supporting compassionate use of ALZUMAb in treatment refractory patients with aGVHD in India.

At this point, we are not aware of any safety findings or adverse events attributed to the use of ALZUMAb in patients with COVID-19 or in treatment refractory patients with aGVHD. Biocon may continue to support use of ALZUMAb in aGVHD or other indications over which we have no control. Although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, clinical results seen with ALZUMAb may have no bearing on results, including adverse events, that may be seen with itolizumab (EQ001).

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by itolizumab (EQ001) could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, a material percentage of patients in our ongoing aGVHD and planned COVID-19 clinical trials may die from those respective diseases, possibly as a result of itolizumab (EQ001), which could impact development of itolizumab (EQ001). If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of itolizumab (EQ001) will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of itolizumab (EQ001). Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

A Phase 1 single ascending dose clinical trial of itolizumab (EQ001) in normally healthy volunteers was conducted by Biocon in Australia, we have initiated a Phase 1b proof-of-concept clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma patients in Australia and New Zealand, and we may conduct additional clinical trials of itolizumab (EQ001) outside of the United States. However, the FDA may not accept data from such trials conducted outside the United States, in which case our development plans will be delayed, which could materially harm our business.*

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical trial of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the subcutaneous version of itolizumab (EQ001). The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and the occurrence of transient lymphopenia in the healthy subjects. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical trials for the treatment of aGVHD and lupus nephritis. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations, including for the treatment of COVID-19 patients, and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

In June 2019, we initiated a Phase 1b, multiple ascending dose escalation, proof-of-concept clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma in Australia and have initiated sites in Australia and New Zealand. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. In July 2020, we announced that patient enrollment in both of those trials had resumed. Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to test itolizumab (EQ001) in the future. We may expend our limited resources to pursue a particular indication for itolizumab (EQ001), for example in COVID-19 patients, and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Our translational biology program may initially show promise in identifying additional indications for which itolizumab (EQ001) may have therapeutic benefit, yet this may fail to yield additional clinical development opportunities for itolizumab (EQ001) for a number of reasons, including, itolizumab (EQ001) may, on further study, be shown to have harmful side effects, limited to no efficacy or other characteristics that indicate that it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. Research programs to identify additional indications for itolizumab (EQ001) require substantial technical, financial and human resources.

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

If the U.S. market opportunities for itolizumab (EQ001) are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.*

We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for immuno-inflammatory diseases, with an initial intention to develop it for the treatment of patients with uncontrolled moderate to severe asthma, aGVHD, lupus nephritis, and COVID-19. Our projections of addressable patient populations in the Equillium Territory that have the potential to benefit from treatment with itolizumab (EQ001) are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for itolizumab (EQ001) could be significantly diminished and have an adverse material impact on our business.

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

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as itolizumab and others, as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2020, we had 22 full-time employees. As we advance itolizumab (EQ001) in clinical development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if itolizumab (EQ001) or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Changes in how our employees work and access our systems during the COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent security risks or incidents. To the extent that any accidental or intentional disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of itolizumab (EQ001) or any future product candidates could be delayed. The effects of a disruption or security breach could be further amplified during the current COVID-19 pandemic.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and to increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.  The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of the existing measures and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;
•	delays or other adverse impacts to our clinical trials from global health epidemics, such as those related to COVID-19;
•	our ability to enroll and retain subjects in our ongoing and future clinical trials;
•	results from our ongoing and future clinical trials and future clinical trials with our current and future product candidates, of our competitors, or of Biocon;
•	the timing of topline data from ongoing trials, including our ongoing and planned clinical trials of itolizumab;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory or legal developments in the United States and other countries of ours, our competitors’, or Biocon’s;
•	the level of expenses related to future product candidates or clinical development programs;
•	changes in the structure of healthcare payment systems;
•	our ability to achieve product development goals in the timeframe we announce;
•	announcements of clinical trial results, regulatory developments, acquisitions, strategic alliances or significant agreements by us, by our competitors, or by Biocon;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the size of our market float; and
•	any other factors discussed in this report.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In November 2019, we entered into the 2019 ATM Facility with Jefferies under which we may offer and sell shares of our common stock having an aggregate offering price of up to $8.45 million from time to time through Jefferies acting as our sales agent. As of June 30, 2020, we have sold an aggregate of 192,899 shares of our common stock under the 2019 ATM facility for gross proceeds of $0.9 million.

On July 14, 2020, we entered into the 2020 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. Subsequent to June 30, 2020 and through the date of our filing, we sold an aggregate of 1,539,525 shares of our common stock under both of our ATM facilities, which includes shares sold pursuant to the 2020 ATM Facility, but not yet delivered to Jefferies, for gross proceeds of $17.9 million.

In March 2020, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we issued an additional 65,374 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement. As of the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of August 11, 2020, we had 19,263,375 shares of our common stock outstanding.  Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance.  Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

•

provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law; (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty, (iii) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or amended and restated bylaws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in these other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 12, 2018. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of June 30, 2020, we have used $32.4 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

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

10.1*+	Equillium, Inc. Non-Employee Director Compensation Policy, as amended.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2020	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)