Form 10-Q
period 2020-09-30
Equillium, Inc.
filed 2020-11-10
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 24,727,544 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,249	$13,219
Short-term investments	41,288	39,924
Prepaid expenses and other current assets	1,623	2,288
Total current assets	92,160	55,431
Property and equipment, net	225	93
Other assets	-	15
Total assets	$92,385	$55,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,681	$1,873
Accrued expenses	2,631	2,010
Current portion of long-term notes payable	833	-
Total current liabilities	5,145	3,883
Long-term notes payable	9,043	9,681
Other non-current liabilities	71	127
Total liabilities	14,259	13,691
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 24,724,544 and 17,425,654 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	140,161	82,938
Accumulated other comprehensive (loss) income	(30)	21
Accumulated deficit	(62,007)	(41,112)
Total stockholders' equity	78,126	41,848
Total liabilities and stockholders' equity	$92,385	$55,539

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,218	$4,182	$12,817	$12,191
General and administrative	2,298	2,142	7,761	6,920
Total operating expenses	6,516	6,324	20,578	19,111
Loss from operations	(6,516)	(6,324)	(20,578)	(19,111)
Other (expense) income, net:
Interest expense	(276)	(2)	(823)	(2)
Interest income	81	324	423	1,097
Other income (expense), net	114	(12)	83	(17)
Total other (expense) income, net	(81)	310	(317)	1,078
Net loss	$(6,597)	$(6,014)	$(20,895)	$(18,033)
Other comprehensive (loss) income, net:
Unrealized (loss) gain on available-for-sale securities, net	(71)	(14)	(2)	69
Foreign currency translation (loss) gain	(56)	7	(48)	6
Total other comprehensive (loss) income, net	(127)	(7)	(50)	75
Comprehensive loss	$(6,724)	$(6,021)	$(20,945)	$(17,958)
Net loss per share, basic and diluted	$(0.31)	$(0.35)	$(1.11)	$(1.04)
Weighted-average common shares outstanding, basic and diluted	21,374,240	17,376,236	18,885,623	17,376,236

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	17,376,236	$1	$80,441	$5	$(15,512)	$64,935
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	446	-	-	446
Other comprehensive income	-	-	-	44	-	44
Net loss	-	-	-	-	(5,950)	(5,950)
Balance at March 31, 2019	17,376,236	$1	$80,906	$49	$(21,462)	$59,494
Vesting of restricted stock liability	-	-	19	-	-	19
Stock-based compensation expense	-	-	581	-	-	581
Other comprehensive income	-	-	-	38	-	38
Net loss	-	-	-	-	(6,069)	(6,069)
Balance at June 30, 2019	17,376,236	$1	$81,506	$87	$(27,531)	$54,063
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	633	-	-	633
Issuance of common stock warrants	-	-	266	-		266
Other comprehensive loss	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	(6,014)	(6,014)
Balance at September 30, 2019	17,376,236	$1	$82,423	$80	$(33,545)	$48,959

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	17,425,654	$1	$82,938	$21	$(41,112)	$41,848
Issuance of common stock under ATM facility, net of issuance costs	174,649	-	825	-	-	825
Issuance of common stock	83,662	-	252	-	-	252
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	787	-	-	787
Other comprehensive income	-	-	-	453	-	453
Net loss	-	-	-	-	(7,837)	(7,837)
Balance at March 31, 2020	17,683,965	$1	$84,820	$474	$(48,949)	$36,346
Issuance of common stock pursuant to employee stock purchase plan	39,885	-	96	-	-	96
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,350	-	-	1,350
Other comprehensive loss	-	-	-	(377)	-	(377)
Net loss	-	-	-	-	(6,461)	(6,461)
Balance at June 30, 2020	17,723,850	$1	$86,284	$97	$(55,410)	$30,972
Issuance of common stock, net of issuance costs	5,461,169	1	35,722	-	-	35,723
Issuance of common stock under ATM, net of issuance costs	1,539,525	-	17,290	-	-	17,290
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	847	-	-	847
Other comprehensive loss	-	-	-	(127)	-	(127)
Net loss	-	-	-	-	(6,597)	(6,597)
Balance at September 30, 2020	24,724,544	$2	$140,161	$(30)	$(62,007)	$78,126

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(20,895)	$(18,033)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	28	17
Stock-based compensation	2,984	1,660
Net unrealized (gain) loss on foreign currency transactions	(85)	19
Non-cash consulting expense	81	-
Amortization of term loan discount and issuance costs	195	-
Realized gain on investments	(13)	-
Amortization/accretion of investments, net	30	(327)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	862	495
Accounts payable	(229)	1,559
Accrued expenses	671	694
Net cash used in operating activities	(16,371)	(13,916)
Investing activities:
Purchases of property and equipment	(172)	(56)
Purchases of short-term investments	(30,314)	(36,095)
Maturities of short-term investments	28,930	39,315
Net cash (used in) provided by investing activities	(1,556)	3,164
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	35,758	-
Proceeds from issuance of common stock under ATM facility, net of issuance costs	18,080	-
Proceeds from issuance of notes payable, net of issuance costs	-	9,941
Proceeds from ESPP purchase	96	-
Net cash provided by financing activities	53,934	9,941
Effect of exchange rate changes on cash and cash equivalents	23	(40)
Net increase (decrease) in cash and cash equivalents	36,030	(851)
Cash and cash equivalents at beginning of period	13,219	28,508
Cash and cash equivalents at end of period	$49,249	$27,657
Supplemental disclosures of non-cash activities:
Issuance of commitment shares to Lincoln Park pursuant to agreement	$171	$-
Equity issuance costs in accounts payable	$50	$-
Fair value of common stock warrants in connection with issuance of notes payable	$-	$266
Notes payable issuance costs in accounts payable	$-	$58

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging deep understanding of immunology to develop novel products to treat severe autoimmune and inflammatory disorders with high unmet medical need.

From inception through September 30, 2020, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing three initial Investigational New Drug applications (INDs), commencing clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with operating as a public company. In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of September 30, 2020, the Company had $90.5 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents and short-term investments to fund research and development of itolizumab (EQ001) and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab (EQ001) or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of September 30, 2020 will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, the Company decided to pause enrollment in its Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and the Company’s concern for the well-being of patients and their caregivers. In July 2020, the Company announced that patient enrollment in both of those trials had resumed. The Company did not pause enrollment of patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of acute graft-versus-host disease (aGVHD) given the acute life-threatening severity of the disease, as the Company believes itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial, as well as enrollment in the Company’s recently announced trial to evaluate itolizumab in hospitalized COVID-19 patients suffering from acute respiratory distress syndrome and the recently resumed Phase 1b trials in uncontrolled asthma and lupus nephritis, in addition to the timing of topline data from all four of those trials may also be adversely impacted by the COVID-19 pandemic.

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses their local currency to be their functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s condensed consolidated statements of operations. For both the three and nine months ended September 30, 2020, net realized and unrealized gains totaled $0.1 million. For the three and nine months ended September 30, 2019, net realized and unrealized losses totaled $12,000 and $17,000, respectively.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted.

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

Australian Research and Development Tax Incentive

The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. However, the Company must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is a reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options	2,474,461	1,203,483	2,474,461	1,203,483
Common stock warrants	80,428	80,428	80,428	80,428
Total	2,554,889	1,283,911	2,554,889	1,283,911

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	September 30,	for Identical	Observable	Inputs
	2020	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$37,119	$37,119	$-	$-
Certificates of deposit	4,169	4,169	-	-
Total	$41,288	$41,288	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2019	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$28,549	$28,549	$-	$-
Agency securities	5,994	-	5,994	-
Certificates of deposit	5,381	5,381	-	-
Total	$39,924	$33,930	$5,994	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $9.9 million at September 30, 2020 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At September 30, 2020 and December 31, 2019, the Company had investments in money market funds of $19.3 million and $10.3 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
September 30, 2020
U.S. treasury securities	1 or less	$37,095	$29	$(5)	$37,119
Certificates of deposit	1 or less	4,145	24	-	4,169
Total		$41,240	$53	$(5)	$41,288
December 31, 2019
U.S. treasury securities	1 or less	$23,513	$6	$(4)	$23,515
U.S. treasury securities	>1 and <5	5,035	-	(1)	5,034
Agency securities	1 or less	5,976	19	(1)	5,994
Certificates of deposit	1 or less	4,131	22	-	4,153
Certificates of deposit	>1 and <5	1,220	8	-	1,228
Total		$39,875	$55	$(6)	$39,924

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. For the three and nine months ended September 30, 2020, there were net gross realized gains on short-term investments totaling $0 and $13,000, respectively. There were no gross realized gains and losses on sales of short-term investments for the three and nine months ended September 30, 2019. Unrealized losses and gains are included in accumulated other comprehensive (loss) income.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued payroll and other employee benefits	$1,598	$1,215
Clinical studies	756	442
Other accruals	191	267
Accrued interest	69	71
Preclinical research	17	15
Total accrued expenses	$2,631	$2,010

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Principal	$10,000	$10,000
Add: accreted liability for Final Payment fee	141	35
Less: unamortized discount	(265)	(354)
Total	$9,876	$9,681

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At September 30, 2020, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of September 30, 2020 are as follows (in thousands):

September 30,
2020
Remainder of 2020	$-
Year ending December 31, 2021	1,667
Year ending December 31, 2022	3,333
Year ending December 31, 2023	3,333
Year ending December 31, 2024	2,117
10,450
Unaccreted balance for Final Payment fee on Term Loans	(309)
Unamortized discounts	(265)
9,876
Less current portion	(833)
Noncurrent portion	$9,043

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of September 30, 2020, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

7. Stockholders’ Equity

As of September 30, 2020, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 24,724,544 and 17,425,654 shares of common stock outstanding as of September 30, 2020 and December 31, 2019, respectively.

Follow-On Public Offering

In August 2020, the Company completed an underwritten public offering of 5,461,169 shares of common stock at $7.00 per share, which included 461,169 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received gross proceeds from this offering totaling $38.2 million. The proceeds, net of underwriting discounts and related issuance costs, were $35.7 million.

At-the-Market Offering Program

In November 2019, the Company entered into an Open Market Sales AgreementSM with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock from time to time, through an “at-the-market”, or ATM, equity offering program under which Jefferies acts as sales agent (2019 ATM Facility). The Company sets certain parameters for the sale of shares, which may include but are not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

The maximum aggregate offering price of common stock that could be sold under the 2019 ATM Facility was $8.45 million. During the three and nine months ended September 30, 2020, the Company sold an aggregate 750,840 and 925,489 shares of its common stock, respectively, and received gross proceeds of $7.5 million and $8.4 million, respectively, under the 2019 ATM Facility. The Company paid commissions on the gross proceeds in the aggregate amount of approximately $0.2 million and $0.3 million, during the three and nine months ended September 30, 2020, respectively, resulting in net proceeds of $7.3 million and $8.1 million, respectively. As of September 30, 2020, the 2019 ATM Facility was fully utilized.

On July 14, 2020, the Company entered into a new ATM equity offering program (2020 ATM Facility) with Jefferies under which the Company may offer and sell shares of the Company’s common stock having an aggregate price of up to $150 million, from time to time, through Jefferies acting as our sales agent. For the three and nine months ended September 30, 2020, the Company sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility for gross proceeds of $10.4 million. The Company paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies and other issuance costs in the aggregate amount of approximately $0.4 million, resulting in net proceeds of $10.0 million. Since September 30, 2020 and through the date of the filing of this quarterly report on Form 10-Q, there have been no additional sales of the Company’s stock under the 2020 ATM Facility.

Purchase Agreement

In March 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park Capital Fund, LLC (Lincoln Park), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the

Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement.  Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet. During the three and nine months ended September 30, 2020, there were no sales of the Company’s stock under this Purchase Agreement. There have been no sales of the Company’s stock under this Purchase Agreement as of September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q.

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

The effect of the repricing generated a total incremental cost of approximately $0.4 million, of which approximately $26,000 and $0.1 million was recognized as stock-based compensation expense in the three and nine months ended September 30, 2020, respectively, with the remainder to be expensed over the remaining vesting periods.

Stock Options

The following table summarizes the stock option activity during the nine months ended September 30, 2020:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	1,821,093	$5.64
Granted	653,368	$3.95
Exercised	-	$-
Forfeitures and cancellations	-	$-
Options outstanding at September 30, 2020	2,474,461	$3.47	8.69	$6,149
Options exercisable at September 30, 2020	873,873	$3.48	8.30	$2,577
(a)

Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2020 of $5.77 and the price of the underlying options.

(b)

The weighted-average exercise price per share of the options outstanding and exercisable as of September 30, 2020 includes the impact of the repricing of 1,475,093 options on April 22, 2020 at $2.45 per share.

At September 30, 2020, unamortized stock compensation for stock options was $8.0 million, with a weighted-average recognition period of 2.6 years.

On May 28, 2020, the Compensation Committee of the Company’s Board of Directors issued to its Executive Chairman, Chief Executive Officer and two non-management directors retention stock options to purchase an aggregate of 169,368 shares of the Company’s common stock. These stock option grants immediately vested at the date of grant. The non-cash stock-based compensation expense recognized in the three and nine months ended September 30, 2020 associated with these stock option grants totaled $0 million and $0.4 million, respectively. At the time, the Executive Chairman and Chief

Executive Officer voluntarily agreed to a 65% and an 85% reduction, respectively, in their base salaries otherwise payable for the remainder of 2020. The two non-management directors voluntarily agreed to forego 100% of their annual cash retainers otherwise payable to such directors for the remainder of 2020.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$449	$315	$1,351	$880
General and administrative	398	318	1,633	780
Total	$847	$633	$2,984	$1,660

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2020 is as follows:

	September 30,	December 31,
	2020	2019
Stock options issued and outstanding	2,474,461	1,821,093
Warrants for common stock	80,428	80,428
Awards available under the 2018 Equity Incentive Plan	1,031,387	813,473
Employee stock purchase plan	638,087	503,716
Total	4,224,363	3,218,710

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

Our pipeline is focused on developing itolizumab (EQ001) as a potential best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for acute graft-versus-host disease, or aGVHD, was accepted in July 2018. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In March 2019, we initiated a Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD, and reported positive top-line data from the first two cohorts of the Phase 1b part of this trial in August 2020 and positive interim data through the third dosing cohort in November 2020. In August 2020, the study was amended to expand the eligibility criteria to include patients with Grade II aGVHD who have more severe disease as indicated by elevations in Magic Algorithm Probability biomarkers, which predict a greater severity of aGVHD. Further, this amendment also allows patients who have aGVHD to be enrolled within seven days of receiving initial treatment with steroids.  In June 2019, we initiated a Phase 1b proof-of-concept clinical trial in Australia for the treatment of uncontrolled asthma. In July 2019, our IND for lupus nephritis was accepted by the FDA, and we initiated a Phase 1b proof-of-concept clinical trial for the treatment of lupus nephritis in September 2019. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of lupus nephritis in December 2019. In September 2020, our Phase 1b lupus nephritis study was amended to test doses up to 3.2 mg/kg, allow for a longer duration of treatment up to 26 weeks, and to change the design to an open-label study.

In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and our concern for the well-being of patients and their caregivers. In July 2020, we announced that patient enrollment in both of those trials had resumed. We did not pause enrollment of patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial, as well as enrollment in our recently announced trial to evaluate itolizumab in hospitalized COVID-19 patients suffering from acute respiratory distress syndrome and the recently resumed Phase 1b trials in uncontrolled asthma and lupus nephritis, in addition to the timing of topline data from all four of those trials may also be adversely impacted by the COVID-19 pandemic.

In August 2020, we announced positive data from the ongoing Phase 1b/2 EQUATE clinical trial of itolizumab in the treatment of frontline aGVHD. Across the first two dose cohorts of the Phase 1b open-label portion of the study, itolizumab has been well tolerated, and 71% of patients achieved complete response, or CR, by Day 29. In the first cohort at the 0.4 mg/kg dose, two of four patients achieved a CR, resulting in a CR and overall response, or OR, rate of 50%. In the second cohort at the 0.8 mg/kg dose, all three patients achieved a CR, resulting in a CR and OR rate of 100%. Additionally, these CRs occurred early during itolizumab treatment course, with all patients achieving a CR within the first 15 days of treatment.

In November 2020, we reported interim results from the ongoing Phase 1b portion of the EQUATE trial. In the EQUATE trial, the overall response rate across the first three dose cohorts was 80%, and seven of eight patients responding achieved a CR and one patient achieved a very good partial response, or VGPR, by Day 29 (VGPR approximates the clinical benefit of CR). Responses observed have been rapid, with most patients achieving a CR within the first 15 days, and durable as patients in the first two cohorts have maintained responses through Day 57. To date, adverse events reported with the EQUATE trial have been consistent with the safety profile previously reported for itolizumab and those common in the aGVHD patient population. In review of the totality of safety, efficacy and pharmacodynamic data, the independent data monitoring committee has recommended to expand cohort 3 (1.6 mg/kg dose) and proceed forward with enrollment. We plan on reporting topline data across all cohorts from the Phase 1b portion of the EQUATE trial during the first half of 2021 and working with FDA to accelerate further development of itolizumab in graft-versus-host disease.

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

Following completion of a Phase 3 clinical trial conducted by Biocon outside of North America, itolizumab was approved in 2013 in India for the treatment of moderate to severe plaque psoriasis and has since been marketed by Biocon in India as ALZUMAb. More recently, following a randomized, controlled study of itolizumab in hospitalized patients with COVID-19 conducted by Biocon, in July 2020 the Drugs Controller General of India (DCGI) granted restricted emergency use approval of itolizumab for the treatment of cytokine release syndrome (CRS) in COVID-19 patients with moderate to severe acute respiratory distress syndrome (ARDS). In addition, regulatory approval in Cuba was granted to Centro de Immunologia Molecular for itolizumab to be used in patients with rheumatoid arthritis and psoriasis as well as emergency use approval in patients with COVID-19. Today, India and Cuba are the only jurisdictions where itolizumab is approved or marketed.

Based on the encouraging results observed in Biocon’s COVID-19 study, the novel and differentiated T cell modulating mechanism of action of itolizumab, and the fact that no targeted immuno-modulating therapies are currently approved to treat COVID-19 patients, we advanced our plan to develop itolizumab to treat hospitalized patients with COVID-19. In September 2020, we completed our Pre-IND meeting with the FDA and in October 2020, we filed an IND with the FDA to conduct a global Phase 3, randomized, double-blind, placebo-controlled clinical trial of itolizumab (EQ001) in COVID-19 patients. In October 2020, we received a Study May Proceed letter from the FDA and anticipate that the first patient will be enrolled during the fourth quarter of 2020 and that initial clinical data would be available mid-year 2021. We and Biocon intend to work closely together in the further development of itolizumab in COVID-19 patients and, importantly, planning scale-up of manufacturing to support access to treatment for the greatest possible number of patients worldwide.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing three INDs, commencing clinical development of itolizumab (EQ001) and the general and administrative activities associated with operating as a public company. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. Our net losses were $20.9 million for the nine months ended September 30, 2020 and $25.6 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $62.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2020, will enable us to fund our currently planned operations for at least the next 12 months.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001) or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, subject to limited exceptions, our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank also prohibits us from incurring indebtedness without the prior written consent of the lenders, which consent may be withheld at their sole and absolute discretion. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

We currently have no products approved for sale, and we have not generated any revenues to date. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of itolizumab (EQ001) and any future product candidates. If we fail to complete the development of itolizumab (EQ001) or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research and development activities, preclinical activities, and clinical development of itolizumab (EQ001). Our research and development expenses include:

•	salaries and other related costs, including stock-based compensation and benefits, for personnel in research and development functions;
•	external research and development expenses incurred under arrangements with third parties, such as consultants and advisors for research and development;

•	costs of services performed by third parties, such as contract research organizations, or CROs, that conduct research and development and preclinical activities on our behalf;
•	costs related to preparing and filing three INDs with the FDA and other regulatory interactions and submissions; and
•	costs related to general overhead expenses such as travel, insurance and rent expenses associated with our research and development activities.

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

We recognize the Australian Research and Development Tax Incentive, or the Tax Incentive, as a reduction of research and development expense. The amounts are determined based on our eligible research and development expenditures and are non-refundable, provided that in order to qualify for the Tax Incentive the filing entity must have revenue of less than AUD $20.0 million during the tax year for which a reimbursement claim is made and cannot be controlled by an income tax exempt entity. The Tax Incentive is recognized when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reliably estimated.

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

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty, and intended use of a product candidate. Regulatory reviews associated with clinical development programs in COVID-19 may be expedited, but there can be no assurance that itolizumab will be granted or benefit from any accelerated regulatory reviews. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Interest Expense

Interest expense consists of interest and amortization of discounts on our outstanding term loans payable.

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments, and is recognized when earned.

Other Income (Expense), net

Other income (expense), net consists of net foreign currency transaction gains or losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$4,218	$4,182	$12,817	$12,191
General and administrative	2,298	2,142	7,761	6,920
Interest expense	(276)	(2)	(823)	(2)
Interest income	81	324	423	1,097
Other income (expense), net	114	(12)	83	(17)

Research and Development Expenses

Research and development expenses were $4.2 million and $12.8 million for three and nine months ended September 30, 2020, respectively, compared to $4.2 million and $12.2 million for the three and nine months ended September 30, 2019, respectively.

In January 2019, we formed a wholly-owned Australian subsidiary, Equillium Australia Pty Ltd, to conduct clinical development of itolizumab (EQ001) for the treatment of uncontrolled asthma. The Tax Incentive under current Australian tax regulations provides for a 43.5% refundable research and development tax credit associated with qualified research and development activities performed in Australia. In August 2020, we received cash totaling $0.7 million related to our initial Tax Incentive claim for the fiscal year ended December 31, 2019. We recorded the cash received as a reduction to research and development expenses during the three months ended September 30, 2020. In addition, since we have established history in filing and receiving the Tax Incentive for our fiscal year ended December 31, 2019 with the Australian Taxation Office (ATO), we recorded an estimated tax benefit totaling $0.3 million for qualified research and development activities for the nine months ended September 30, 2020, and recorded it as a reduction to research and development expenses in the third quarter of 2020. The estimated tax benefit is recognized when there is reasonable assurance that the tax benefit will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reasonably estimated.

Research and development expenses for the three months ended September 30, 2020 compared to the same period in 2019, remained flat, and included the following changes:

•	$1.0 million decrease in research and development expenses associated with the recording of a Tax Incentive benefit from the ATO as a reduction to research and development expenses;
•	$0.6 million increase in employee compensation and benefits, primarily related to increased headcount;
•	$0.5 million increase in clinical development activities, primarily related to start-up costs associated with our COVID-19 clinical trial;
•

$0.2 million decrease in overhead expenses primarily related to decreased travel expenses associated with our research and development activities, much of which resulted from the impact associated with the COVID-19 pandemic; and

•	$0.1 million increase in consulting expenses.

The increase of $0.6 million in research and development expenses for the nine months ended September 30, 2020, compared to the same period in 2019, primarily included the following changes:

•	$1.6 million increase in employee compensation and benefits, primarily related to increased headcount;
•	$1.0 million decrease in research and development expenses associated with the recording of a Tax Incentive benefit from the ATO as a reduction to research and development expenses;
•

$0.4 million increase in clinical development activities, primarily driven by an increase in expenses related to our lupus nephritis clinical trial as well as start-up costs associated with our COVID-19 clinical trial, offset by a reduction in expenses related to our asthma clinical trial;

•	$0.2 million decrease in preclinical research activities; and
•	$0.2 million decrease in overhead expenses primarily driven by decreased spending on travel resulting from impacts associated with the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses were $2.3 million and $7.8 million for the three and nine months ended September 30, 2020 and 2019, respectively, compared to $2.1 million and $6.9 million for the three and nine months ended September 30, 2019, respectively.

On May 28, 2020, our board of directors issued retention stock options to purchase an aggregate of 169,368 shares of our common stock to our Executive Chairman, Chief Executive Officer and two non-management directors. These stock options immediately vested at the grant date and resulted in a $0.4 million charge to non-cash stock-based compensation in the nine-months ended September 30, 2020. At the time, the Executive Chairman and Chief Executive Officer voluntarily agreed to a 65% and an 85% reduction, respectively, in their base salaries otherwise payable for the remainder of 2020. The two non-management directors voluntarily agreed to forego 100% of their annual cash retainers otherwise payable to such directors for the remainder of 2020. We expect that the voluntary reductions in salary and retainers will save us approximately $0.4 million in cash expenditures in calendar year 2020. There was no similar non-cash stock-based compensation charge in the three months ended September 30, 2020.

The increase of $0.2 million in general and administrative expenses for the three months ended September 30, 2020, compared to the same period in 2019 was primarily due to a $0.2 million increase in corporate consulting expenses.

The increase of $0.9 million in general and administrative expenses for the nine months ended September 30, 2020, compared to the same period in 2019, primarily included the following changes:

•

$0.7 million increase in employee compensation and benefits, primarily due to increased non-cash stock-based compensation driven by $0.4 million of expense for fully-vested retention option grants issued to our Chief Executive Officer, our Executive Chairman and two non-management directors partially offset by lower salary expense;

•	$0.3 million increase in corporate consulting expenses; and
•	$0.1 million decrease related to legal fees.

Interest Expense

Interest expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, compared to approximately $2,000 of interest expense in the same periods in 2019. The increase consists of interest on our term notes payable.

Interest Income

Interest income was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, compared to $0.3 million and $1.1 million for the three and nine months ended September 30, 2019, respectively. The decrease in interest income was primarily due to lower interest rates during 2020 compared to 2019.

Other Income (Expense), Net

There was $0.1 million of other income, net for both the three and nine months ended September 30, 2020, compared to $12,000 and $17,000 of other expense, net in the three and nine months ended September 30, 2019, respectively. The increase in other income, net for the three and nine months ended September 30, 2020 compared to the same periods in 2019 relates primarily to net foreign currency transaction unrealized gains.

Liquidity and Capital Resources

From inception through September 30, 2020, we have raised an aggregate of approximately $148.1 million in gross proceeds pursuant to our IPO, a follow-on public offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of September 30, 2020, we had $49.2 million in cash and cash equivalents and $41.3 million in short-term investments.

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

At-the-Market Offering Program

In November 2019, we entered into an Open Market Sales AgreementSM with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $8.45 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent, or the 2019 ATM Facility. Under the 2019 ATM Facility, we set certain parameters for the sale of shares, which may include but are not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of September 30, 2020, the 2019 ATM Facility has been fully utilized. We sold an aggregate of 943,739 shares of our common stock under the 2019 ATM Facility for gross proceeds of $8.45 million.

On July 14, 2020, we entered into another Open Market Sales Agreement with Jefferies for a new ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. We are not obligated to make any sales under the 2020 ATM Facility. As of September 30, 2020, we sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility, for gross proceeds of $10.4 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies, legal fees and other issuance costs in the aggregate amount of $0.4 million, resulting in net proceeds of $10.0 million. There have been no further sales of shares under the 2020 ATM Facility through the date of the filing of this Quarterly Report on Form 10-Q.

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

Follow-On Public Offering

In August 2020, we completed an underwritten public offering of 5,461,169 shares of common stock at $7.00 per share, which included 461,169 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received gross proceeds from this offering totaling $38.2 million. Net proceeds from this offering, net of underwriting discounts and related issuance costs, were $35.7 million.

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

We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2020 will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001) or whether, or when, we may achieve profitability.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $62.0 million as of September 30, 2020. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(16,371)	$(13,916)
Investing activities	(1,556)	3,164
Financing activities	53,934	9,941
Effect of exchange rate changes on cash	23	(40)
Net increase (decrease) in cash and cash equivalents	$36,030	$(851)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 of $16.4 million was primarily due to our net loss of $20.9 million, adjusted for addbacks of non-cash items of $3.2 million, which primarily consisted of non-cash stock-based compensation and increases in working capital of $1.3 million.

Net cash used in operating activities during the nine months ended September 30, 2019 of $13.9 million was primarily due to our net loss of $18.0 million, adjusted for addbacks of non-cash items of $1.4 million, which primarily consisted of non-cash stock-based compensation, and increases in working capital of $2.7 million.

Investing Activities

Net cash used in investing activities was $1.6 million during the nine months ended September 30, 2020. We purchased $30.3 million of short-term investments and $28.9 million of our short-term investments matured during the period. Purchases of property and equipment for the nine months ended September 30, 2020 totaled $0.2 million.

Net cash provided by investing activities was $3.2 million during the nine months ended September 30, 2019. We purchased $36.1 million of short-term investments and $39.3 million of our short-term investments matured during the period. Purchases of property and equipment for the nine months ended September 30, 2019 totaled $0.1 million.

Financing Activities

Net cash provided by financing activities totaled $53.9 million during the nine months ended September 30, 2020. We received net proceeds from the sale of shares related to our follow-on public offering totaling $35.8 million, net proceeds from the sale of shares under our ATM facilities totaling $18.1 million and proceeds from the issuance of shares under our employee stock purchase plan totaling $0.1 million.

Net cash provided by financing activities totaled $9.9 million during the nine months ended September 30, 2019. We received net proceeds of $9.9 million from the initial advancement under our term loan during the period.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

RISK FACTORS SUMMARY

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

•	We have a very limited operating history and have never generated any revenues;
•	We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability;
•

We will require substantial additional funding to complete the development and any commercialization of itolizumab (EQ001). If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•

We are highly dependent on the success of our product candidate, itolizumab (EQ001), which is in early stage clinical development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate in any of the indications for which we plan to develop it;

•

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects;

•

Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;

•

We have licensed itolizumab from Biocon pursuant to an exclusive license agreement, which license is conditioned upon us meeting certain diligence obligations with respect to the development, regulatory approval and commercialization of itolizumab, and making significant milestone payments in connection with regulatory approval and commercial milestones as well as royalty payments;

•

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any clinical trials conducted by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval or commercialize itolizumab;

•

The manufacture of biologics is complex and Biocon, our third-party manufacturer, may encounter difficulties in production, distribution and delivery of such biologics. If Biocon encounters such difficulties, our ability to provide supply of itolizumab (EQ001) for clinical trials, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped;

•

We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects;

•

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell itolizumab (EQ001), we may not be able to generate product revenue;

•

Even if itolizumab (EQ001) receives marketing approval in any indication, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success;

•

If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and we may not be able to compete effectively in our market;

•	We depend on intellectual property licensed from Biocon and termination of our license could result in the loss of significant rights, which would harm our business; and
•

The novel coronavirus global pandemic has adversely impacted our business, including our clinical trials, and could further impact other aspects of our business including our supply chain, personnel, and our business development activities, the magnitude and extent of which are uncertain.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have a very limited operating history and have never generated any revenues.*

We are an early-stage biotechnology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing three INDs, commencing clinical development of itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with being a public company. We have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the nine months ended September 30, 2020 and the year ended December 31, 2019, our net losses were $20.9 million and $25.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $62.0 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications for which we conduct clinical development of itolizumab (EQ001), potentially acquire new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved product candidates, hire additional personnel and protect our intellectual property. In addition, if we obtain regulatory approval for itolizumab (EQ001), we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We will require substantial additional funding to complete the development and any commercialization of itolizumab (EQ001). If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

We expect our expenses to increase substantially during the next few years. The development of biotechnology product candidates is capital intensive. As itolizumab (EQ001) enters and advances through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory and quality capabilities. In addition, if we obtain marketing approval for itolizumab (EQ001), we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution, some of those investments may be made at-risk in advance of receiving an approval.

As of September 30, 2020, we had $90.5 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2020 will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical trials for itolizumab (EQ001) may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab (EQ001) through regulatory approval for all of our current indications, and we will need to raise substantial additional capital to complete the development and commercialization of itolizumab (EQ001).

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

In November 2019, we entered into an ATM facility with Jefferies, or the 2019 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $8.45 million from time to time through Jefferies acting as our sales agent. As of September 30, 2020, we sold an aggregate of 943,739 shares of our common stock under the 2019 ATM Facility for gross proceeds of $8.45 million. In July 2020, we entered into a new ATM facility with Jefferies, or the 2020 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of September 30, 2020, we sold an aggregate of 788,685 shares of our common stock under the 2020 ATM Facility for gross proceeds of $ 10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q.

In March 2020, we entered into the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement.  Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement.  As of September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

Our commercial revenues, if any, will be derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital. Subject to limited exceptions, our Loan Agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations.

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

We have not yet commenced development of itolizumab (EQ001) for COVID-19 patients. We may be unable to successfully develop and obtain regulatory approval of itolizumab (EQ001) for COVID-19 patients in a timely manner, if at all.*

Based on the encouraging results observed in Biocon’s COVID-19 study and the subsequent restricted emergency use approval of itolizumab granted by the DCGI for the treatment of CRS in COVID-19 patients with moderate to severe ARDS in India, we have filed an IND to conduct our own clinical trial of itolizumab (EQ001) in COVID-19 patients. Because we have not yet commenced development of itolizumab (EQ001) as a potential treatment for COVID-19 patients, such development will likely require extensive pre-clinical and clinical testing. We may be unable to successfully develop and obtain regulatory approval of itolizumab (EQ001) for COVID-19 patients and establish a competitive market share for our treatment before a competitor or before the COVID-19 outbreak is effectively contained, a vaccine or other effective competitive therapies are successfully developed, or the risk of coronavirus infection is significantly diminished, any of which could materially and adversely impact the commercial potential of itolizumab (EQ001) as a treatment for COVID-19 patients.

A large number of companies, academic institutions and other organizations currently have programs to develop COVID-19 vaccines and therapeutic candidates. Many of our competitors pursuing vaccines and treatments for COVID-19 have significantly greater financial, product development, manufacturing and marketing resources than we have. In addition, many of our competitors are further along in the clinical testing development, with more than 10 Phase 3 studies currently ongoing. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their products. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 vaccines or treatments before we can complete development and obtain approval of itolizumab (EQ001) for COVID-19 patients, or if they develop and commercialize one or more COVID-19 vaccines or treatments that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than itolizumab (EQ001).

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

Biocon’s grant of restricted emergency use approval of itolizumab in India by the Drugs Controller General of India does not mean that we will be successful in obtaining regulatory approval of itolizumab (EQ001) from other regulatory authorities, including the FDA.*

Although Biocon was granted restricted emergency use approval of itolizumab by the DCGI for the treatment of CRS in COVID-19 patients with moderate to severe ARDS in India, that does not guarantee that we will be able to obtain regulatory approval for itolizumab (EQ001) for COVID-19 patients in any other jurisdiction, including in the United States from the FDA. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in other jurisdictions, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. The FDA and comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. We may not be able to submit for marketing approvals and may not receive necessary approvals to commercialize itolizumab (EQ001) for COVID-19 in any market.

The positive preliminary data as reported by Biocon from its clinical trial of itolizumab in COVID-19 patients may be inappropriately analyzed, and results of earlier studies may not be predictive of future clinical trial results.*

In July 2020, our partner Biocon announced positive preliminary data from a clinical trial of itolizumab in patients hospitalized with COVID-19 in India. We own the rights to develop and commercialize itolizumab (EQ001) in the United States, Canada, Australia and New Zealand through an exclusive collaboration and license agreement with Biocon. We do not control and are unable to validate study results reported by Biocon or third parties. Any errors or omissions in the data and public disclosures reported by Biocon or third parties could have a material adverse effect on our stock price and business plans.

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

We are very early in our development efforts. We only recently initiated our initial clinical trials of itolizumab (EQ001), and as a company, we have limited experience in these areas.*

We initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019, our second clinical trial of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma in the second quarter of 2019 and our third clinical trial of itolizumab (EQ001) for the treatment of lupus nephritis in the third quarter of 2019. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. In July 2020, we announced that patient enrollment in both of these trials had resumed. We have three active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD, lupus nephritis, and COVID-19 patients, and we have not yet filed an IND with the FDA for the use of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any clinical trials conducted by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval or commercialize itolizumab.*

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory. Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis, and is marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the DCGI for the treatment of CRS in COVID-19 patients with moderate to severe ARDS in India. We are also aware of ALZUMAb being utilized in India on a compassionate use basis for the treatment of aGVHD. In addition, regulatory approval of itolizumab in Cuba was granted to Centro de Immunologia Molecular for itolizumab to be used in patients with rheumatoid arthritis and psoriasis as well as emergency use approval in patients with COVID-19. We are unaware of any ongoing trials of itolizumab in Cuba.

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

Before obtaining marketing approval from the FDA for the sale of itolizumab (EQ001) in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of itolizumab (EQ001). Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our partner, Biocon, as well as contract research organizations, or CROs, and other third parties for regulatory submissions for itolizumab (EQ001). While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have only submitted INDs for clinical trials of itolizumab (EQ001) for the treatment of aGVHD, lupus nephritis, and COVID-19.

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
•

subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up. As a result of impacts associated with the COVID-19 pandemic, we have observed slower-than-expected enrollment rates in our ongoing clinical trials, especially in our Phase 1b clinical trial in uncontrolled asthma being conducted at sites in Australia and New Zealand;

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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to continue our ongoing or initiate our future clinical trials for itolizumab (EQ001) if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Multiple factors could contribute to such challenges of enrolling our clinical trials, including impacts related to the COVID-19 pandemic, which have already adversely impacted enrollment across all three of our current clinical trials. In particular, enrollment in our Phase 1b clinical trial in uncontrolled asthma has been progressing slower-than-expected due to disruptions to operations at clinical trial sites in Australia related to the COVID-19 pandemic. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as itolizumab (EQ001), and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab (EQ001) for the treatment of patients with uncontrolled moderate to severe asthma, lupus nephritis, and COVID-19, each diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

We are aware of clinical studies conducted and/or supported by Biocon in India and Cuba related to the testing of itolizumab in patients with COVID-19. The preliminary efficacy results from the Biocon trial conducted in India suggest a mortality benefit and improvement in clinical status in patients receiving itolizumab. Based on this trial, Biocon received approval from the DCGI to market ALZUMAb for emergency use in India for the treatment of CRS in moderate to severe ARDS patients due to COVID-19. The Cuban COVID-19 study with itolizumab was an uncontrolled study and so interpretation of the efficacy results are limited. The preliminary safety findings of both studies indicate that there has been no change in the benefit risk profile of itolizumab, which remains favorable. We are further aware that Biocon is supporting compassionate use of ALZUMAb in treatment refractory patients with aGVHD in India.

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

A Phase 1 single ascending dose clinical trial of itolizumab (EQ001) in normally healthy volunteers was conducted by Biocon in Australia, we are conducting a Phase 1b proof-of-concept clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma patients in Australia and New Zealand, and we plan to utilize sites outside of the United States for other clinical trials of itolizumab (EQ001), including our trial in COVID-19 patients. However, the FDA may not accept data from such trials conducted outside the United States, in which case our development plans will be delayed, which could materially harm our business.*

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical trial of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the subcutaneous version of itolizumab (EQ001). The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and the occurrence of transient lymphopenia in the healthy subjects. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical trials for the treatment of aGVHD, lupus nephritis and COVID-19. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

Other products addressing similar indications as itolizumab have already been approved or are further along in development. We are aware of both private and public companies with development programs in aGVHD, including Alpine Immune Sciences, Inc., Bristol-Myers Squibb Company, CSL Behring LLC, Fate Therapeutics, Inc., Incyte Corporation, Takeda Pharmaceutical Company Limited, Jazz Pharmaceuticals plc, Kalytera Therapeutics, Inc., Kamada Ltd., Mesoblast Limited, and Xenikos B.V. Major, currently marketed asthma therapies include several biologic therapies that specifically target IgE or Th 2-mediated cytokines including products developed by AstraZeneca plc, GlaxoSmithKline plc, Sanofi-Genzyme, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Teva Pharmaceutical Industries Limited.  In addition, Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC have received approval for dupilimab, an anti-IL-4 receptor antibody, as an add-on maintenance treatment in patients with moderate to severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid dependent asthma.  We are aware of several companies with development programs in moderate to severe asthma, including Amgen Inc., AnaptysBio, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, GlaxoSmithKline plc, Gossamer Bio, Inc., Regeneron Pharmaceuticals, Inc., Roche Holding AG, Sanofi-Aventis U.S. LLC. and Theravance Biopharma, Inc. We are also aware of several companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc, Apellis Pharmaceuticals, Inc., AstraZeneca plc, Aurinia Pharmaceuticals Inc., Boehringer Ingelheim GmbH, Genentech Inc., Novartis AG, GlaxoSmithKline plc, Kezar Life

Sciences, Inc., and Omeros Corporation. There are numerous companies currently engaged in development programs at various stages aimed at addressing the COVID-19 pandemic through vaccines, anti-virals, and therapies, all of whom could be considered potential competition as they could impact the size of the COVID-19 commercial opportunity for itolizumab. Immunomodulators, in particular, would represent the most direct competition. We are aware of numerous companies, too many to comprehensively list, with clinical development programs with immunomodulators targeting the treatment of patients with COVID-19, including, but not limited to, Eli Lilly and Company, Incyte Corporation, Novartis, Swedish Orphan Biovitrum AB, Immunic Inc., CytoDyn Inc., Humanigen Inc., Covis Pharma BV, and OncoImmune Inc. Other companies with approved or late-stage development programs with vaccines, anti-virals, or therapies for COVID-19 that we are aware of include Gilead Sciences, Inc., Regeneron Pharmaceuticals, Inc., Sanofi S.A., GlaxoSmithKline plc, Moderna, Inc., Sinovac Biotech Ltd., Pfizer Inc., AstraZeneca plc, Johnson & Johnson, and Novavax, Inc.

Many of our competitors, such as large pharmaceutical and biotechnology companies like Amgen Inc. and Bristol-Myers Squibb Company, have longer operating histories and significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we have. In addition, these larger companies may be able to use their greater market power to obtain more favorable distribution and sales-related agreements with third parties, which could give them a competitive advantage over us.

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

Risks Related to Employees, Managing Our Growth and Other Legal Matters

We are highly dependent on the services of our key personnel.*

We are highly dependent on the services of our key personnel, Bruce D. Steel, who serves as our President and Chief Executive Officer, Stephen Connelly, Ph.D., who serves as our Chief Scientific Officer and Krishna Polu, M.D., who serves as our Executive Vice President Research & Development and Chief Medical Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of them may terminate their employment with us at any time.  In September 2020, Dr. Polu notified us of his decision to resign from his position, which we and Dr. Polu have agreed will become effective December 31, 2020. We, and Dr. Polu have entered into a consulting agreement, effective January 1, 2021, whereby Dr. Polu will help provide transitional support to his successor and assist us in the conduct of our business as reasonably requested by us, although Dr. Polu may terminate that consulting agreement at any time. Our board of directors is undertaking a search to identify the best candidate to succeed Dr. Polu, and we anticipate that we will be highly dependent on his successor.  We are not aware of any present intention of any other individuals we are highly dependent upon to leave us.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2020, we had 26 full-time employees. As we advance itolizumab (EQ001) in clinical development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if itolizumab (EQ001) or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act, there have been additional amendments to certain provisions of the Affordable Care Act, and we expect the current Trump administration and Congress will likely continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On November 10, 2020, the United States Supreme Court heard oral arguments in this case, and the opinion is not expected to be issued until May or June 2021. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Risks Related to Ownership of our Common Stock

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In July 2020, we entered into the 2020 ATM Facility with Jefferies under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of September 30, 2020, we have sold an aggregate of 788,685 shares of our common stock under the 2020 ATM facility for gross proceeds of $10.4 million.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of November 6, 2020, we had 24,727,544 shares of our common stock outstanding.  Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance.  Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

General Risk Factors

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

In addition, our clinical trials have been and may continue to be affected by the coronavirus. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the current global pandemic and our concern for the well-being of patients and their caregivers. In July 2020, we announced that patient enrollment in both of those trials had resumed. We did not pause enrollment of patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial as well as enrollment in our recently resumed Phase 1b trials in uncontrolled asthma and lupus nephritis, and the timing of topline data from all three of those trials, may also be adversely impacted by the COVID-19 pandemic. Clinical site initiation and patient enrollment for our ongoing aGVHD trial may be delayed due to prioritization of hospital resources toward the coronavirus. Current or future patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting the coronavirus.  Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the coronavirus, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 12, 2018. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of September 30, 2020, we have used $37.5 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

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

10.1*+

Second Amendment to Offer Letter, effective as of September 28, 2020, by and between the Registrant and Krishna Polu, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on September 28, 2020.

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

Date: November 10, 2020	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)