Form 10-K
period 2020-12-31
Equillium, Inc.
filed 2021-03-24
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $18.8 million based on the closing price of the registrant’s common stock on June 30, 2020 of $2.95 per share, as reported by the Nasdaq Global Market.

As of March 19, 2021, there were 29,040,270 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to research, develop and commercialize itolizumab (EQ001) and any future product candidates;
•	our ability to obtain and maintain regulatory approval of itolizumab (EQ001) in any of the indications for which we plan to develop it;
•	our estimated timeline for announcing data from our three ongoing clinical trials, for interacting with regulatory authorities, and for initiating clinical trials in 2021;
•	our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical trials of itolizumab (EQ001);
•	the success, cost, and timing of our product development activities, including our ongoing and planned clinical trials of itolizumab (EQ001);
•	the beneficial characteristics, safety, efficacy, and therapeutic effects of itolizumab (EQ001);
•	the size of the markets for our product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize itolizumab (EQ001);
•	the rate and degree of market acceptance of itolizumab (EQ001);
•	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States;
•	the performance of our third-party service providers, including Biocon Limited and other suppliers and manufacturers;
•	the safety, efficacy and market success of competing therapies that are or become available;
•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, as amended, or JOBS Act;
•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
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

T cell mediated diseases

Acute Graft-Versus-Host Disease
Solid Organ Rejection
Chronic Graft-Versus-Host Disease
Transplant Science
Multiple Sclerosis
Crohn's Disease
Neuromyelitis Optica
Neuro-Inflammation
Gastrointestinal
Ulcerative Colitis
Lupus/ Lupus Nephritis
Uncontrolled Asthma
Pulmonary
T eff
Systemic Autoimmunity
Vasculitis
Interstitial Lung Diseases
Scleroderma
Chronic Obstructive Pulmonary Disease
Behcet's Disease
Dermatological
Rheumatoid Arthritis
Atopic Dermatitis
Ophthalmic
Psoriatic Arthritis
Psoriasis
Uveitis
Current clinical development programs
Research implicates CD6/ALCAM pathway in disease pathogenesis
T cell mediated diseases

Our pipeline is focused on developing itolizumab (EQ001) as a potential best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. We currently have active clinical development programs for itolizumab (EQ001) for the treatment of acute graft-versus-host disease, or aGVHD, lupus/lupus nephritis, and uncontrolled asthma.

Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for aGVHD was accepted in July 2018. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In March 2019, we initiated the EQUATE study, a Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD. In August 2020, the EQUATE study was amended to (a) expand the eligibility criteria to include patients with Grade II aGVHD who have more severe disease as indicated by elevations in Magic Algorithm Probability biomarkers, which predict a greater severity of aGVHD and (b) extend the dosing window of itolizumab (EQ001) from three to seven days after first administration of steroid treatment. In August 2020, we reported positive interim data from the first two cohorts of the Phase 1b part of this trial, and in November 2020, we reported positive interim data through the third dosing cohort. In November 2020, we expanded enrollment in the second and third cohorts in order to collect additional clinical data at those two dosing levels. In February 2021, we submitted a protocol amendment to the FDA to allow for further expansion of enrollment of additional patients until we initiate the next phase of development in aGVHD.

In June 2019, we initiated the EQUIP study, a Phase 1b clinical trial for the treatment of uncontrolled asthma. That study is enrolling patients in Australia and New Zealand.

In July 2019, our IND for lupus/lupus nephritis was accepted by the FDA, and we initiated the EQUALISE study, a Phase 1b proof-of-concept multiple ascending dose clinical trial for the treatment of lupus nephritis in September 2019. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of lupus nephritis in December 2019. The first part of the EQUALISE study is focused on evaluating the safety of itolizumab in patients with systemic lupus erythematosus, or SLE, followed by a second part in lupus nephritis patients where, in addition to safety, potential clinical activity of itolizumab (EQ001) will be assessed. In September 2020, our EQUALISE study was amended to test doses up to 3.2 mg/kg in lupus nephritis patients, allow for a longer duration of treatment up to 26 weeks, and to change the design to an open-label study.

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

We acquired rights to itolizumab (EQ001) for the territories of the United States and Canada in May 2017 pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). In December 2019, we expanded our rights to itolizumab (EQ001) to include the territories of Australia and New Zealand pursuant to an amendment to that agreement. In August 2019, we entered into a letter agreement with Biocon that grants us exclusive rights to negotiate licensing rights with third parties to develop and commercialize itolizumab (EQ001) in select major markets outside of North America. This letter agreement allows us to represent itolizumab (EQ001) more broadly commercially and participate in value that may be created with strategic partners across geographies.

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

Strategy

Our goal is to become a leading, fully-integrated biotechnology company focused on therapies for severe immuno-inflammatory disorders. To achieve our goal, we intend to:

•

Develop itolizumab (EQ001) for the treatment of GVHD. Based on our deep and proprietary understanding of the CD6-ALCAM pathway, our translational research, and prior clinical studies targeting CD6+ Teff cells in graft-versus-host disease, or GVHD, we are developing itolizumab (EQ001) as a first-line treatment of aGVHD. Itolizumab (EQ001) blocks the CD6-ALCAM pathway thereby inhibiting Teff cell activity and trafficking into tissues. We are currently conducting the EQUATE study, a Phase 1b/2 clinical trial of itolizumab (EQ001), as a first-line therapy concomitant with steroids for the treatment of aGVHD. In this trial we are assessing safety, pharmacokinetics, or PK, pharmacodynamics, or PD, and a number of clinical outcomes including overall response rate, survival, steroid taper and incidence of chronic GVHD, or cGVHD. In November 2020, we reported interim results from the ongoing Phase 1b portion of the clinical trial, whereby the overall response rate across the first three dose cohorts was 80%, and seven of eight patients responding achieved a complete response, or CR, and one patient achieved a very good partial response, or VGPR, by Day 29 (VGPR approximates the clinical benefit of CR). Responses observed have been rapid and durable, with a majority of patients achieving a CR within the first 15 days and maintaining responses through Day 85. To date, adverse events reported with the clinical trial have been consistent with the safety profile previously reported for itolizumab and those observed in the aGVHD patient population. In review of the totality of safety, efficacy and pharmacodynamic data, the independent data monitoring committee recommended expanding cohorts 2 and 3 (0.8 and 1.6 mg/kg dose, respectively) and proceeding with enrollment. We plan on reporting topline data from the Phase 1b portion of the EQUATE study during the first half of 2021 and working with the FDA to advance clinical development of itolizumab (EQ001) in aGVHD.

•

Develop itolizumab (EQ001) for the treatment of lupus and lupus nephritis. Itolizumab (EQ001) has been shown to block the CD6-ALCAM pathway thereby inhibiting Teff cell activity and trafficking into tissues. Translational data in preclinical models of lupus and glomerulonephritis, plus data from human kidney and urine samples, supports the potential therapeutic relevance of targeting the CD6-ALCAM pathway in lupus nephritis. We believe that itolizumab (EQ001) represents a promising therapeutic approach that is highly differentiated relative to B cell, single cytokine and other co-stimulatory therapies that have largely failed in attempts to develop treatments for lupus and lupus nephritis. We are currently conducting the EQUALISE study, a Phase 1b proof-of-concept clinical trial of itolizumab (EQ001) in patients with SLE and in patients with lupus nephritis. In March 2020, as a result of impacts and risks associated with the global pandemic caused by COVID-19, we decided to pause enrollment of the EQUALISE study and in July 2020, we announced that patient enrollment in this trial had resumed. We plan on reporting topline data from the Type A SLE cohorts in the first quarter of 2021 and interim data from the Type B lupus nephritis portion of the study in the second half of 2021. As part of the early development program in lupus nephritis, we may also include the co-development and validation of a diagnostic biomarker related to the CD6-ALCAM pathway and other urinary biomarkers to further evaluate and support a potential companion diagnostic strategy.

•

Develop itolizumab (EQ001) for the treatment of uncontrolled asthma. Asthma is a heterogeneous and dynamic immuno-inflammatory disease for which Teff cells such as Th2 and Th17 play a central role in immunopathogenesis. Targeting the CD6-ALCAM pathway with itolizumab (EQ001) has been shown to inhibit the activity and trafficking of both Th2 and Th17 Teff cells. Therefore, we believe itolizumab (EQ001) is uniquely positioned to broadly address both Th2-mediated eosinophilic and non-Th2-mediated non-eosinophilic asthma. Current biological therapies that are approved and most of the new agents in development for asthma have focused on patients with eosinophilic Th2-driven asthma and don’t address a large portion of the population with non-eosinophilic or non-Th2 asthma. Our development strategy will be to address these gaps in care by assessing activity of itolizumab (EQ001) in uncontrolled asthma patients with both eosinophilic and non-eosinophilic asthma. We are currently conducting the EQUIP study, a Phase 1b clinical trial of itolizumab (EQ001) in patients with uncontrolled asthma. In March 2020, as a result of impacts and risks associated with the global pandemic caused by COVID-19, we decided to pause enrollment of the EQUIP study and in July 2020, we announced that patient enrollment in this trial had resumed. Despite our best efforts, enrollment during the pandemic continues to be challenging due to patients’ high-risk status for COVID-19 and a decrease in asthma exacerbations as a result of stay-at-home and social distancing measures. We have amended the current protocol to assess primarily safety measures and we expect to report topline data from the EQUIP study in the second half of 2021.

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

CD6 is predominantly expressed on T helper cells, or Th cells, and regulates T cell responses. Once activated, naïve Th cells become Teff cells and carry out specialized immune functions depending on their specific phenotype such as Th1, Th2 and Th17 cells. The expression levels of CD6 are increased on Teff cells and are associated with autoreactivity in cells, leading to autoimmunity. Conversely, the lower or no expression of CD6 on Treg cells suggests that CD6 is not required for their regulatory function. See Figure 2.

Figure 2: CD6 expression is associated with T cell function. CD6high T cells have increased pathogenic potential with increased proliferative capacity, secretion of proinflammatory cytokines and are associated with allo- and autoreactivity, i.e., autoimmunity. CD6low/- T cells have decreased pathogenic potential with decreased proliferative capacity, increased secretion of anti-inflammatory cytokines and are associated with immune regulation, i.e., tolerance.

Activated leukocyte cell adhesion molecule, or ALCAM, is a ligand of CD6 that is expressed on hematopoietic tissues such as antigen-presenting cells, where it is important for immune synapse formation and optimal co-stimulation. Binding of ALCAM to domain-3 of CD6 leads to the downstream activation of several mitogen activated protein kinase pathways related to T cell activation, proliferation, differentiation and survival. See Figure 3.

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

Additionally, inhibiting the binding of ALCAM to CD6, either by anti-CD6 monoclonal antibodies or by deletion of the gene expressing CD6, modulates lymphocyte trafficking and results in reduced Teff cell infiltration into inflamed tissues. Based on its broad multi-modal mechanism, we believe itolizumab (EQ001) has the potential to treat multiple immuno-inflammatory diseases, including those that are resistant or refractory to existing therapies. See Figure 4.

Figure 4: Blockade of CD6 by itolizumab (EQ001) inhibits Teff cell activation, proliferation, differentiation and trafficking. Itolizumab (EQ001) selectively binds to domain-1 of CD6 and inhibits the interaction of ALCAM, preventing co-stimulation and thereby reducing Teff cell proliferation. Blockade of CD6 downregulates pSTAT and RORγt resulting in reduced expression of IL-23R and secretion of pro-inflammatory Teff cytokines IFN-γ, TNF-α, IL-6 and IL-17. Additionally, inhibiting the binding of ALCAM to CD6, reduces lymphocyte trafficking into inflamed tissues such as the skin, lung, gut, blood-brain-barrier and kidney. Reduction in the number and activity of Th17 cells inhibiting the Treg cells restores immune balance and promotes immune tolerance.

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

The role of CD6 in pathogenic Teff cell development has been independently validated in vivo both genetically and pharmacologically in a number of published experimental models of Th1, Th2 and Th17 immuno-inflammation.

In addition to such published, independent studies, we have demonstrated the activity of itolizumab (EQ001) (or anti-CD6D1, its mouse surrogate anti-CD6 antibody) in a number of disease models. Described below are findings from studies in models of several key immuno-inflammatory disease areas, including GVHD, inflammatory bowel disease, SLE, and glomerulonephritis, which illustrate blockade of CD6 inhibiting pathogenic T cell activity. We believe the results of these published studies and our internal translational program support our approach in targeting the CD6-ALCAM pathway in the treatment of immuno-inflammation.

Pre-Clinical Data Indicates Treatment with Itolizumab (EQ001) Attenuates Immune Responses Associated with GVHD

GVHD is a multisystem disease commonly associated with hematopoietic stem cell transplants in which transplanted donor lymphocytes attack host tissues. GVHD is predominantly driven by T cells that express high levels of CD6. Prior clinical studies have implicated cells expressing CD6 in the development of GVHD, suggesting that CD6 is a highly relevant target to this disease.

We tested itolizumab (EQ001) in a humanized xenograft mouse model of GVHD generated by injection of human peripheral blood mononuclear cells into an NSG mouse, which is an immunodeficient mouse. In this well-characterized, gold standard model, disease is aggressively driven by a human T cell response against host tissue. The severity of disease is assessed by survival, weight loss, prevalence of human cells in peripheral blood and trafficking of human cells into tissues. Itolizumab (EQ001) can be assessed in this model because human T cells are present. In the model, we tested a high dose of itolizumab (EQ001) (300μg), a low dose of itolizumab (EQ001) (60μg), and as comparator controls, two CTLA4-Ig based modulators of CD28 co-stimulation, Nulojix (belatacept) and Orencia (abatacept), which are both FDA-approved drugs that also target activated Teff cells.

Treatment with both high and low dose itolizumab (EQ001) resulted in no deaths by Day 35 compared to the 90% mortality seen in vehicle treated control animals. This is a direct result of inhibition of human T cell proliferation and infiltration into tissues. Animals treated with itolizumab (EQ001) demonstrated a profound reduction in human T cells at Days 10 and 35 with a prevalence of 0.2% (both days), whereas vehicle treated animals exhibited a prevalence of 17.5% human T cells by Day 10. The ability of itolizumab (EQ001) to prevent T cell establishment compared highly favorably to both Nulojix and Orencia.

Itolizumab (EQ001) was similarly able to control ongoing GVHD disease that was initiated before the start of treatment with itolizumab (EQ001). Treatment with itolizumab (EQ001) starting 5 days after disease initiation resulted in an ~50% reduction in mortality and significant decrease in weight loss compared to vehicle control animals. These results were matched by decreases in peripheral T cell prevalence compared to vehicle control animals demonstrating the potential for the use of itolizumab (EQ001) as a prophylactic and therapeutic approach to managing GVHD.

Treatment with Anti-CD6 Antibody Inhibits Immune Responses Associated with Inflammatory Bowel Disease

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

The 2,4,6-trinitrobenzenesulfonic acid, or TNBS, model is a standard model of IBD that is driven by Th1 and Th17 cell responses. Exposure to TNBS leads to inflammation, diarrhea, tissue destruction and shortening of the colon. In this model, we tested blockade of CD6 using anti-CD6D1, which binds to the same CD6 domain-1 in mice that itolizumab (EQ001) binds on human CD6. As comparator controls, separate groups of mice were treated with either anti-IL-12p40 (a therapeutic mechanism of action similar to Stelara, an FDA-approved therapy for Crohn’s disease), dexamethasone or vehicle. Blockade of CD6 inhibits the TNBS-induced immune response as exhibited by decreases in serum and tissue pro-inflammatory cytokines. This is accompanied by statistically significant decreases in inflammation-mediated colon shrinkage, histological measures of necrosis, edema and mucosal inflammation, and diarrhea/loose stool. The results of anti-CD6D1 treatment were comparable to high dose anti-IL-12p40 treatment, another inhibitor of the Th1 and Th17 cell pathways. Results of this model are relevant not only to IBD but also other immuno-inflammatory gut conditions, including GVHD.

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

Blockade of CD6 using anti-mCD6D1 reduced mortality due to systemic autoimmunity. Both proteinuria and the ratio of urine albumin and creatinine at termination (more accurate measure of kidney function) were significantly reduced, indicating better kidney function compared to controls. This was matched by decreased numbers of infiltrating T cells in the kidney, including effector/memory and activated CD4 and CD8 T cells, which are thought to play a pathogenic role in this model as well as human lupus nephritis disease. Tissue damage as measured by renal pathology and skin lesions were significantly decreased similarly to cyclophosphamide, which is one of the few effective, albeit relatively toxic, treatments for lupus nephritis.

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

Anti-mCD6D1 treated mice maintained significantly lower proteinuria compared to isotype and vehicle control mice. At termination, the albumin creatinine ratios were significantly lower in anti-mCD6D1 treated mice. Furthermore, blood urea nitrogen, a second measure of kidney function in serum, was decreased, suggesting that CD6 blockade protected kidney function in this model. The improvement in kidney function was associated with a decrease in immune cell infiltration, with fewer infiltrating total lymphocytes (CD45+), CD11b+ myeloid cells, inflammatory macrophages, neutrophils, and T cells in the kidney. T cells play an important role in the pathogenesis of nephritis and kidney damage. Importantly, the prevalence of activated CD4 T cells (CD25+ CD69+) was also diminished. The reduction in infiltrating immune cells was accompanied by a decrease in inflammatory cytokines in the kidney. Decreases in both inflammatory cytokines and infiltrating immune cells resulted in improvements in renal pathology.

Itolizumab: Clinically Validated in the Treatment of Immuno-Inflammatory Diseases

Itolizumab has shown activity in clinical trials in patients with rheumatoid arthritis, psoriasis and COVID-19. Biocon has completed four clinical studies of itolizumab in India for the treatment of rheumatoid arthritis, chronic plaque psoriasis, and cytokine release syndrome, or CRS, in COVID-19 patients with moderate to severe acute respiratory distress syndrome, or ARDS, evaluating dose levels ranging from 0.2 mg/kg to 1.6 mg/kg. An overview of these clinical studies is presented in Table 1.

Table 1: Overview of the Biocon clinical development program of itolizumab

Phase	Study Number	Number of Patients	Dose Levels (mg/kg)	Duration (weeks)	Indication
2	CLG007/BIO004/ RA/CD6/2006	70	0.2, 0.4, and 0.8	12	Rheumatoid arthritis

2	T1hAb-CT1-001-07	40	0.4, 0.8, and 1.6	8	Chronic plaque psoriasis

3	T1hAb-CT3-002-09 (TREAT-PLAQ)	223	0.4 and 1.6	52	Chronic plaque psoriasis
2	ITOLI-C19-02-I-00	30	0.8 and 1.6	6	CRS in COVID-19 patients with moderate to severe ARDS

The Phase 3 TREAT-PLAQ trial was a randomized, double-blind, placebo controlled, multi-arm, multi-dose, one-way crossover design studying 223 psoriasis patients. Results from this trial demonstrated that itolizumab had a favorable safety and tolerability profile and durable efficacy as measured by psoriasis area and severity index, or PASI. The primary end point was the proportion of patients with at least 75% improvement in PASI score, or PASI 75, at Week 12.

In Arm A patients received itolizumab at 0.4 mg/kg weekly for the first four weeks, then 1.6 mg/kg every two weeks until Week 12; in Arm B patients received at 1.6 mg/kg every two weeks until Week 12. At Week 12 only 2.3% of patients receiving placebo achieved PASI 75 compared to 27.0% and 36.4% of patients achieving PASI 75 by Week 12 in Arms A (p value = 0.0172) and B (p value = 0.0043), respectively. At Week 12, patients in the placebo arm crossed over to treatment with itolizumab. Following Week 28, patients that responded to itolizumab (those that reached PASI 75) were re-randomized to one of two groups, either cessation of drug (n =40) or maintenance therapy (n = 39, with 1.6 mg/kg of drug given every 3 months). Prior itolizumab treatment produced a durable effect in patients that were no longer given drug, with 53% of patients maintaining PASI 75 and 75% at PASI 50. 67% of patients that continued itolizumab treatment had maintained PASI 75 scores, while 85% maintained PASI 50. Histologically, skin biopsy data show that treatment with itolizumab statistically significantly reduces the trafficking of T cells into the dermis and this is consistent with observed reduced severity of disease and therapeutic mechanism. See Figure 5.

Figure 5: Itolizumab, brand name ALZUMAb, an approved treatment for psoriasis in India. (A) The proportion of patients who achieved a PASI 75 response at each visit until Week 28. (B) Treatment with ALZUMAb statistically significantly reduces the trafficking of T cells into the dermis. Compared to Visit 1, at Visit 16 there were statistically significantly fewer T cells in the dermis, as shown by CD3 labeling, a pan T cell marker. (C) Histogram shows the mean T cell count in the dermis was statistically significantly reduced in Week 12 and Week 28, compared to Week 0, which was consistent with the observed reduced severity of disease. ****p<0.0001.

Psoriasis is a chronic immuno-inflammatory disease characterized by inflammation and aberrant hyperproliferation of keratinocytes. The pathogenesis of psoriasis is complex and numerous components of the immune system play a role, including Th17 cells and associated cytokines, most notably IL-17. The underlying pathophysiology of different immuno-inflammatory diseases can vary substantially, and therefore drugs that operate by different mechanisms can demonstrate diverging levels of efficacy in each condition. For example, the PASI 75 scores achieved at three months by subjects treated with itolizumab (36%) in its pivotal trial in psoriasis were in line with Enbrel (46-47%), an effective psoriasis drug, but they were less than the newly approved anti-IL-17 agents such as Cosentyx (66-82%). We believe the explanation for this result is that while Th17 cells play a role in psoriasis, there are also non-T cell mediators that contribute to disease pathogenesis, suggesting that psoriasis may not be an ideal indication for this therapeutic approach. Based on published clinical trial data from multiple studies that were not conducted on a head-to-head basis, it appears that itolizumab has demonstrated superior PASI 75 scores in psoriasis compared to modulation of CD28 co-stimulation using Orencia (16.4%), which is approved for the treatment of psoriatic and rheumatoid arthritis. Also, a recent meta-analysis comparing efficacy across trials indicated that Orencia demonstrated superior efficacy in ACR 50 scores, a common clinical test for determining improvement in a person’s rheumatoid arthritis, than Cosentyx in certain populations of psoriatic arthritis patients. These observations illustrate the importance of matching disease pathology and therapeutic mechanism in order to optimize therapeutic benefit.

Itolizumab was well tolerated by the patients in the Phase 3 TREAT-PLAQ trial, with infusion reactions and related events, which are expected for an antibody infusion, as the main adverse events, or AEs, attributed to itolizumab. The incidence of infusion reactions dropped sharply after the first few infusions. Itolizumab did not appear to increase the rate of infections compared to placebo, and the incidence of severe adverse events, or SAEs, was low (a total of five SAEs were reported). SAEs included exfoliative dermatitis (widespread redness and peeling of the skin), erythrodermic (severe) psoriasis, infusion-related reaction, adjustment disorder with anxiety, and bacterial arthritis. No SAEs led to discontinuation or reduction of drug dosage. See Table 2 for a summary of AEs seen during the Phase 3 trial.

Table 2. Adverse events that occurred in >5% of subjects in either itolizumab treatment arm, placebo arm, or overall in the trial.

	Itolizumab	Placebo
	(n = 180)	(n = 43)
Weeks 1-12	n (%)	n (%)
Any Adverse Event	72 (40.0%)	20 (46.5%)
Infusion Reaction (acute)	33 (18.3%)	1 (2.3%)
Infection	6 (3.3%)	4 (9.3%)
Pruritus (itching)	5 (2.8%)	3 (7.0%)

Itolizumab
(n = 223)
Weeks 13-52	n (%)
Any Adverse Event	111 (49.8%)
Infusion Reaction (acute)	38 (17.0%)
Pyrexia (fever)	19 (8.5%)
Infection	17 (7.6%)
Pruritus	12 (5.4%)

An examination of lymphocyte counts in the study noted a mild decrease in the mean absolute lymphocyte count, or ALC, in the two itolizumab treatment arms at the initiation of treatment during the placebo controlled portion of the study (weeks 1-12). The decrease that was observed tended to occur after the first dose. See Figure 6. These observed changes were not associated with an increase in secondary infection.

Figure 6: Lymphocyte counts in the peripheral blood of psoriasis patients during treatment with itolizumab. Graphs depict mean ALC (+/- standard deviation) of each treatment group during the first 12 weeks following initiation of treatment. The treatment regimen of each group is specified beneath the respective graph. Groups A and B, which received itolizumab, exhibited a modest decrease in ALC after the first dose but not subsequent doses.

On the basis of the Phase 3 TREAT-PLAQ trial, itolizumab was approved in India in 2012 for the treatment of moderate to severe plaque psoriasis and is marketed by Biocon under the brand name ALZUMAb. More recently in July 2020, based on the results of a Phase 2 study conducted by Biocon, the Drugs Controller General of India, or DCGI, granted restricted emergency use approval of itolizumab in India for the treatment of CRS in COVID-19 patients with moderate to severe ARDS.

In addition to the aforementioned clinical trials conducted by Biocon in India, itolizumab has also been studied in clinical trials in Cuba in patients with rheumatoid arthritis, psoriasis, Type 1 diabetes, and COVID-19. Centro de Immunologia Molecular has been granted regulatory approval in Cuba for itolizumab to be used in patients with rheumatoid arthritis and psoriasis as well as emergency use approval in patients with COVID-19. India and Cuba are the only jurisdictions where itolizumab is currently approved or marketed.

Post-market safety surveillance of ALZUMAb has collected non-serious reports, primarily involving the dermatologic system organ class that have included rash, acne, urticaria, increased pruritus (itching) and increased psoriasis. Serious reports have included infusion reaction, type 1 hypersensitivity, diarrhea and urticaria (hives). Through the date of this filing, there has been no change in the assessed benefit-risk profile of itolizumab.

Itolizumab (EQ001) Product Development

ALZUMAb is produced in an NS0 cell line and is currently available only in an intravenous, or IV, formulation. Itolizumab (EQ001) contains the identical monoclonal antibody sequence produced in a Chinese hamster ovary, or CHO, cell line and may be administered by IV or via subcutaneous injection, or SC. CHO cell lines are the industry-standard antibody therapeutic production system. In September 2020, the DCGI granted approval of itolizumab produced in a CHO cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of plaque psoriasis, as well as emergency use authorization of ALZUMAb-L for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. Moving forward, Biocon is planning on transitioning their marketing and commercialization efforts from ALZUMAb to ALZUMAb-L. Itolizumab (EQ001) and ALZUMAb-L are different drug product names for the same formulation.

Itolizumab (EQ001) is manufactured by Biocon at commercial scale in an FDA regulated manufacturing facility in India. Biocon has generated data demonstrating the analytical biocomparability of itolizumab (EQ001)/ALZUMAb-L and ALZUMAb using industry-standard physicochemical and biofunctional characterization methods.

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

Stage 2 was a comparability study of the PK of itolizumab (EQ001) IV, and ALZUMAb, and the absolute bioavailability of itolizumab (EQ001) SC. The trial featured a randomized, single-blind, parallel group design for the comparability component, and an open-label design for the absolute bioavailability component. Seven subjects enrolled in the study and received single doses of 0.4 mg/kg (one subject each itolizumab (EQ001) SC, itolizumab (EQ001) IV, ALZUMAb, and placebo) and 0.8 mg/kg (one subject each itolizumab (EQ001) SC, itolizumab (EQ001) IV, and ALZUMAb); five subjects completed the study, and one subject each that received itolizumab (EQ001) IV and ALZUMAb in the 0.8 mg/kg group discontinued dosing early due to AEs (one subject experienced persistent cough and dizziness; one subject experienced nausea). The infusion of single doses of both itolizumab (EQ001) IV and ALZUMAb was associated with the development of transient, reversible, grade 2 to 3 decreases in lymphocyte counts in the healthy subjects. As a result, Stage 2 of the trial was terminated early following the enrollment of seven subjects, yielding limited overall safety data and insufficient PK data for evaluation. There were no SAEs reported. No other clinically meaningful abnormalities or trends were noted in clinical chemistry, hematology, and urinalysis parameters. Similar to Stage 1, a transient decrease in T cells expressing CD4, and to a lesser extent CD8, a two- to three-times increase in the proportion of Treg cells, and saturation of CD6 receptors were observed across itolizumab (EQ001) and ALZUMAb cohorts.

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

Our Initial Clinical Indications

We are currently developing itolizumab (EQ001) for the treatment of aGVHD, lupus/lupus nephritis, and uncontrolled asthma. We have three open INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD, lupus/lupus nephritis, and COVID-19. We initiated the EQUATE study for the treatment of aGVHD in March 2019, the EQUALISE study in patients with SLE and lupus nephritis in September 2019, and the EQUIP study in patients with uncontrolled asthma in June 2019. In November 2020, we announced that due to the rapidly evolving COVID-19 vaccine and treatment landscape, we elected not to initiate the EQUINOX Phase 3 clinical trial to evaluate itolizumab (EQ001) in hospitalized COVID-19 patients. We continue to evaluate additional indications for future development.

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

According to the Center for International Blood & Marrow Transplant Research and other published reports, there were approximately 10,000 allo-HSCT’s expected to have been performed in the United States in 2020 and the number of procedures has grown at an average annual growth rate of approximately 4% since 2007. Approximately 30-70% of HSCT recipients develop aGVHD. Five year survival for patients that respond to first-line treatment with corticosteroids has been reported to be as low as 53% while in steroid refractory aGVHD, the overall 5 year survival has been reported to be as low as 5%. We estimate that the incidence of aGVHD in 2020 was approximately 5,800 patients and the total prevalence of GVHD was approximately 16,000 patients. We estimate that by the year 2030, the annual incidence of aGVHD could be up to 7,000 patients and the total prevalence of GVHD could be up to 20,000 patients.

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

Itolizumab (EQ001) Selectively Targets GVHD Pathogenesis

There is a high unmet medical need for a safe, effective and targeted treatment of GVHD. We believe itolizumab (EQ001) has the potential to be a best-in-class treatment for aGVHD based on its ability to target the underlying biology of GVHD in a highly selective way. Further, this approach is also promising as we consider future development in the prevention of GVHD and the treatment of cGVHD.

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

Development Plan in GVHD

In the first quarter of 2019, we initiated the EQUATE study, a Phase 1b/2 clinical trial that is expected to enroll approximately 84 patients in order to evaluate the safety, tolerability, PK and clinical activity of itolizumab (EQ001) in newly diagnosed aGVHD patients. All patients are administered itolizumab (EQ001) as a first-line therapy concomitant with steroid use upon first presentation of aGVHD.

The Phase 1b part of the trial is an open-label study that is enrolling up to 24 adult patients with Grade III-IV aGVHD. Following completion of the initial 3-by-3 cohort, a protocol amendment expanded enrollment to patients with Grade II aGVHD and Ann Arbor scores of 2 or 3, which allowed the inclusion of subjects with Grade II aGVHD with a higher risk of mortality and poor outcomes. We also expanded the allowable steroid dosing window prior to initiation of itolizumab (EQ001) from within 72 hours to within 7 days. The dosing construct consists of successive cohorts of three to six patients treated with multiple ascending doses of itolizumab (EQ001) ranging from 0.4 mg/kg up to as high as potentially 2.4 mg/kg. The primary objective of this part of the trial is to assess the safety and tolerability of itolizumab (EQ001) and to determine the optimal dose. Secondary objectives include assessing pharmacological activity of itolizumab (EQ001). Once an optimal dose is determined, and if the observed safety, tolerability, and pharmacological activity of itolizumab (EQ001) warrant, we will pursue advancing the development of itolizumab (EQ001) into later stage clinical development. An overview of the design of the Phase 1b part of the EQUATE study is presented in Figure 7.

Figure 7: Overview of the EQUATE study design

In November 2020, we reported positive interim results from the ongoing Phase 1b portion of the clinical trial. The overall response rate across the first three dose cohorts was 80%, and seven of eight patients responding achieved a CR and one patient achieved a VGPR by Day 29. Responses observed have been rapid and durable, with a majority of patients achieving a CR within the first 15 days and maintaining responses through Day 85. To date, adverse events reported with the clinical trial have been consistent with the safety profile previously reported for itolizumab and those common in the aGVHD patient population. In review of the totality of safety, efficacy and pharmacodynamic data, the independent data monitoring committee has recommended to expand cohorts 2 and 3 (0.8 and 1.6 mg/kg dose, respectively) and proceed with enrollment. We plan on reporting topline data across all completed cohorts from the Phase 1b portion of the clinical trial during the first half of 2021.

The current design of the Phase 2 part of the EQUATE study is a randomized, double-blind, placebo-controlled study of up to 60 additional patients with Grade II-IV aGVHD, randomized in a 2:1 ratio with 40 patients on active treatment of itolizumab (EQ001) and 20 patients on placebo. The primary objective of the Phase 2 part of the trial is to assess the clinical activity of itolizumab (EQ001) and secondary objectives include further characterizing safety and tolerability. The sample size, design, and potential registrational sufficiency of this next trial may be subject to change depending on what is learned from the remaining Phase 1b clinical trial and based on additional discussions with regulatory agencies.

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

Lupus nephritis is the most frequent, serious manifestation of SLE occurring in up to 30-60% of SLE patients. It is estimated there are over 100,000 patients living with lupus nephritis in the United States; despite the significant number of people affected, there are currently only two FDA-approved drugs for this condition.

Current Therapies for Lupus Nephritis and their Limitations

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

While these therapies have improved 5-year survival for lupus nephritis patients, as many as 50-75% of patients are refractory to treatment and those that respond will likely relapse within 5 years. In those patients who are refractory or relapse after initial treatment with induction therapy, there is no consensus or strong evidence to support what treatments may be effective. The prognosis for patients with proliferative lupus nephritis remains poor and up to 40% of patients will progress to end-stage renal disease, or ESRD, requiring dialysis or kidney transplant. Overall, the available options are quite limited for lupus nephritis patients, particularly those that are refractory or relapse to standard induction therapy. Recently, two new therapies have been approved for lupus nephritis. GlaxoSmithKline’s Benlysta, which was approved for lupus nephritis in December 2020, targets BLyS and inhibits the stimulation of autoreactive B-cells. Aurinia Pharmaceuticals, Inc.’s LupkynisTM, which was approved in January 2021, is a calcineurin inhibitor that blocks IL-2 expression and inhibits autoreactive T-cells. Despite those recent approvals, there remains a significant need for new therapies that are more effective, can maintain a durable response, and carry a better safety profile. Given the high unmet medical need, we will focus our approach initially on lupus nephritis patients.

Rationale for Itolizumab (EQ001) for the Treatment of Lupus Nephritis

Itolizumab (EQ001) Selectively Targets Teff Cells That Play a Central Role in the Pathogenesis of Lupus Nephritis

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

Translational Research Supporting Itolizumab (EQ001) in Lupus Nephritis

Given the central role that Teff cells play in the immunopathogenesis of SLE and lupus nephritis, we believe itolizumab (EQ001), which has been shown to block the CD6-ALCAM pathway and inhibit both the activity as well as trafficking of Teff cells into tissues, represents a promising therapeutic approach in this disease. To support this hypothesis, data from preclinical experiments in animal models of SLE and glomerulonephritis demonstrated that treatment with an anti-CD6 mAb lowers pro-inflammatory cytokines and improves disease activity, proteinuria, and renal function. In addition, validation for targeting the CD6-ALCAM pathway with itolizumab (EQ001) in lupus nephritis is bolstered by translational research findings in human tissue. An analysis of kidney biopsy specimens from patients with lupus nephritis demonstrates increased expression of CD6 on infiltrating T cells as well as high levels of expression of ALCAM on antigen presenting cells (e.g. macrophages) as well as renal resident cells across multiple compartments of the kidney.

Research conducted at the University of Houston, supported by a Target Identification in Lupus Grant from the Lupus Research Alliance, has shown that patients with active lupus nephritis have substantial elevations in urinary ALCAM and that ALCAM levels in the urine track with disease activity. See Figure 8. These data further highlight the potentially important pathogenic role of the CD6-ALCAM pathway in patients with lupus nephritis.

Figure 8: ALCAM is a predictive biomarker in patients with active lupus nephritis. The graph depicts levels of ALCAM in the urine of active lupus nephritis, active (non-renal) SLE, inactive SLE and healthy controls by ELISA. ALCAM was highest in active lupus nephritis patients while SLE patients were higher than healthy controls. The table compares the performance of urinary protein markers in differentiating active lupus nephritis (N=89) from inactive lupus nephritis (N=60) in African-American and Hispanic systemic lupus erythematosus patients.

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

Development Plan in Lupus Nephritis

Itolizumab (EQ001) has been granted Fast Track designation by the FDA for the treatment of lupus nephritis. In September 2019, we initiated a Phase 1b dose-escalating study of itolizumab (EQ001) administered subcutaneously in SLE and lupus nephritis patients. The study, called the EQUALISE study, is comprised of two parts. The first part is focused on evaluating the safety and tolerability of itolizumab (EQ001) in patients with SLE followed by a second part in lupus nephritis patients where, in addition to safety and tolerability, potential clinical activity of itolizumab (EQ001) will be assessed based on proteinuria levels and SLEDAI-2K scores. In March 2020, as a result of impacts and risks associated with the global pandemic caused by COVID-19, we decided to pause enrollment of our EQUALISE study, and in July 2020, we announced that patient enrollment in this trial had resumed. The second part of the EQUALISE study is focusing on patients with active proliferative lupus nephritis who have had an inadequate response to existing induction regiments and other therapies. In addition to evaluating the renal response to therapy, we are also capturing improvements in overall SLE disease activity across other organ systems and measuring a number of standard disease activity biomarkers in both patients with SLE without nephritis and patients with lupus nephritis. An overview of the design of the EQUALISE study is presented in Figure 9.

Figure 9: Overview of the EQUALISE study design

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

We believe the unique mechanism of action of itolizumab (EQ001) can selectively target elements of the underlying pathogenesis of both eosinophilic (Th2-high) and non-eosinophilic (Th2-low and non-Th2) severe asthma by: a) inhibiting both Th2 and Th17 cell proliferation and cytokine secretion; b) inhibiting trafficking of Th2 and Th17 cells into lung tissues; and c) reducing the Th2 or Th17:Treg ratios associated with severe asthma. See Figure 10.

Figure 10: Th17 cells expressing CD6 drive severe refractory asthma. Current approved therapeutic approaches target downstream signaling of Th2-mediated inflammation characterized by high levels of eosinophils and are largely ineffective in patients with Th2-low or non-Th2-mediated inflammation characterized by low levels of eosinophils. We believe the upstream mechanism of itolizumab (EQ001) can uniquely address both the Th2- and Th17-mediated inflammation driving severe asthma pathogenesis.

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

Development Plan in Uncontrolled Moderate to Severe Asthma

We initiated the EQUIP study for the treatment of uncontrolled moderate to severe asthma in June 2019. In March 2020, as a result of impacts and risks associated with the current global pandemic caused by COVID-19, we decided to pause enrollment of the EQUIP study, and in July 2020, we announced that patient enrollment in this trial had resumed. The study is enrolling uncontrolled moderate to severe asthma patients regardless of baseline eosinophil level. Itolizumab (EQ001) is administered subcutaneously in this study and a number of dose levels are being examined using a sequential dose escalation study design. The study objectives include an assessment of safety, PK/PD markers, and early evaluation of clinical efficacy parameters. Despite our best efforts, enrollment during the pandemic continues to be challenging due to patients’ high-risk status for COVID-19 and a decrease in asthma exacerbations because of stay-at-home and social distancing measures. We have amended the current protocol to assess primarily safety measures and we expect to report topline data from the EQUIP study in the second half of 2021. An overview of the design of the EQUIP study is presented in Figure 11.

Figure 11: Overview of the EQUIP study design

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

As of March 3, 2021, our patent portfolio related to itolizumab included patents and patent applications exclusively licensed from Biocon in the United States, Australia, Canada, and New Zealand, as well as a pending provisional application and pending international and national stage patent applications filed under the Patent Cooperation Treaty, or PCT, that we own. The terms of the Biocon License are discussed above in “Business—Partnerships—Collaboration and License Agreement with Biocon and Clinical Supply Agreement with Biocon.”

Specifically, as of March 3, 2021, our licensed rights from Biocon related to itolizumab included six issued patents in the United States, two issued patents in Canada, and pending patent applications in the United States, Australia, Canada, and New

Zealand. Five of our issued U.S. patents are expected to expire in 2028 (absent any patent term extension for regulatory delays) and include claims directed to the antibody sequence of itolizumab and methods of formulating and using itolizumab alone or in combination with other agents to treat various T cell mediated diseases and disorders including GVHD and transplant rejection. One of our issued U.S. patents is expected to expire in 2034 (absent any patent term extension for regulatory delays), and includes claims directed to treating multiple sclerosis with itolizumab in certain patients exhibiting increased numbers of Th17 cells, wherein the method includes monitoring IL-23R expression. Our issued Canadian patents are expected to expire between 2027 and 2030. Our licensed rights from Biocon include a pending patent application family related to methods of using itolizumab to treat lupus, which is pending in the United States, Australia, Canada, and New Zealand. Patents that may issue from our pending in-licensed patent applications are expected to expire between 2027 and 2037, absent any patent term adjustments or extensions.

Additionally, we own one patent application family related to methods of using itolizumab to treat severe asthma, which is pending in the United States, Australia, Canada, and New Zealand. If granted, any patents that issue from this patent family are expected to expire in 2039, absent any patent term adjustments or extensions.

We also co-own one pending PCT patent application with the University of Houston System, which relates to diagnostic methods for using itolizumab to treat lupus nephritis. If granted, any patents that issue from this patent family are expected to expire in 2040, absent any patent from adjustments or extensions.

We file U.S. provisional patent applications as well as U.S. non-provisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the 153 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of 2 1/2 years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first 2 1/2 years of filing.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products and services. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent also may be accorded a PTA under certain circumstances to compensate for delays in obtaining the patent from the USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Specifically, there are several companies marketing or developing treatments that may be approved for the same indications and/or diseases as our lead product candidate itolizumab (EQ001).

aGVHD

Corticosteroids, or steroids, remain the standard of care for the first-line treatment of aGVHD. There are currently no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD during 2019.

In addition, we are aware of a number of companies with development programs in aGVHD, including Bristol-Myers Squibb Company, CSL Behring LLC, ElsaLys Biotech, Fate Therapeutics, Inc., Incyte Corporation, Takeda Pharmaceutical Company Limited, Jazz Pharmaceuticals plc, Kalytera Therapeutics, Inc., Kamada Ltd., Mesoblast Limited, and Xenikos B.V.

Lupus Nephritis

Standard of care induction treatment in patients with the most severe forms of lupus nephritis, called proliferative lupus nephritis or Class III or IV lupus nephritis, is typically IV methylprednisolone followed by oral prednisone with the addition of MMF or cyclophosphamide. Standard of care for maintenance therapy is typically a combination of corticosteroids and MMF or calcineurin inhibitors. There are currently two approved therapies for the treatment of lupus nephritis. One is GlaxoSmithKline’s Benlysta, approved in 2020, and the other is Lupkynis (voclosporin), which was approved in January 2021 and is marketed by Aurinia Pharmaceuticals Inc.

We are aware of several companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc, Apellis Pharmaceuticals, Inc., AstraZeneca plc, Aurinia Pharmaceuticals Inc., Boehringer Ingelheim GmbH, Genentech Inc., Novartis AG, GlaxoSmithKline plc, Kezar Life Sciences, Inc., Omeros Corporation, Bristol-Myers Squibb Company and Janssen Pharmaceuticals.

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

We are also aware of several companies with development programs in this indication, including Amgen Inc., AstraZeneca plc, GlaxoSmithKline plc, Gossamer Bio, Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG, and Sanofi-Aventis U.S. LLC.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of itolizumab (EQ001) or any future product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on Biocon, our third-party contract manufacturer, pursuant to the Biocon License and Biocon Supply Agreement, for all our required raw materials, drug substance and drug product needs for preclinical research, clinical trials and commercial supply of itolizumab (EQ001). If itolizumab (EQ001) is approved, we have agreed to enter into a separate exclusive supply agreement with Biocon in the future. Biocon currently manufactures itolizumab (EQ001) at commercial scale at its FDA-regulated facility in Bangalore, India.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

▪

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

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

There remain legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the Trump administration signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the tax reform bill, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

We anticipate that the Affordable Care Act, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation has suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Several final rules have been recently promulgated that seek to implement several of the Trump administration’s proposals. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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

Employees

As of December 31, 2020, we employed 31 employees, all of whom were full-time and engaged in research and development activities, operations, finance, business development and administration.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the years ended December 31, 2020 and 2019, our net losses were $29.8 million and $25.6 million, respectively. As of December 31, 2020, we had an accumulated deficit of $70.9 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications for which we conduct clinical development of itolizumab (EQ001), potentially acquire new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved product candidates, hire additional personnel and protect our intellectual property. In addition, if we obtain regulatory approval for itolizumab (EQ001), we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

As of December 31, 2020, we had $82.2 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2020 will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical trials for itolizumab (EQ001) may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab (EQ001) through regulatory approval for our current indications, and we will need to raise substantial additional capital to complete the development and commercialization of itolizumab (EQ001).

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

In July 2020, we entered into an at-the-market facility with Jefferies, or the 2020 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of December 31, 2020, we sold an aggregate of 788,685 shares of our common stock under the 2020 ATM Facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K.

In March 2020, we entered into the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. As of December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

In February 2021, we entered into a securities purchase agreement with institutional investors, whereby we sold 4,285,710 shares of common stock and issued warrants to purchase 1,285,713 shares of common stock for gross proceeds of $30.0 million. The warrants are exercisable immediately upon issuance at an initial exercise price of $14.00 per share and are exercisable on a cashless basis. The warrants expire on the earlier of (i) the fifth anniversary of issuance or (ii) the 15th calendar date following the date on which we close upon an equity financing that results in not less than $25 million of gross proceeds to us at a price per share of common stock equal to or greater than $25.00, at which time, all remaining warrants will automatically exercise on a cashless basis.

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

In September 2019, we entered into the Loan Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended in December 2020, providing for up to $20.0 million in term loans, which is secured by a first priority perfected security interest in substantially all of our current and future assets, other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property). We borrowed $10.0 million upon execution of the Loan Agreement.

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

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize itolizumab (EQ001), in any of the indications for which we initially plan to develop it, including treatment of aGVHD, lupus nephritis and uncontrolled asthma, which may never occur. We have no product candidates in our pipeline other than itolizumab (EQ001). We currently generate no revenues from sales of any biopharmaceutical products or otherwise, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of itolizumab (EQ001). The success of itolizumab (EQ001) will further depend on factors such as:

•	completion of our ongoing and future clinical trials and preclinical studies with favorable results, including activities that may be adversely impacted by the COVID-19 pandemic;
•	acceptance of INDs by the FDA for our future clinical trials, as applicable;
•	timely and successful enrollment in, and completion of, clinical trials with favorable results;
•	demonstrating safety, efficacy and acceptable risk-benefit profile of itolizumab (EQ001) to the satisfaction of the FDA;
•	receipt of marketing approvals from the FDA;
•	maintaining arrangements with Biocon, our third-party manufacturer, for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001);
•	establishing sales, marketing and distribution capabilities and launching commercial sale of itolizumab (EQ001), if and when approved in one or more indications;
•	acceptance of itolizumab (EQ001), if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for itolizumab (EQ001); and
•	maintaining a continued acceptable safety profile of itolizumab (EQ001), following approval.

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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any clinical trials with itolizumab conducted by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval or commercialize itolizumab.

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory. Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis, and is marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the DCGI for the treatment of CRS in COVID-19 patients with moderate to severe ARDS in India. In September 2020, the DCGI granted approval of ALZUMAb-L, for the treatment of chronic plaque psoriasis, as well as restricted emergency use approval for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been and may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

We are aware of one currently active clinical study of itolizumab being conducted in Cuba in subjects with COVID-19, as well as other completed or inactive clinical studies in Cuba in Type 1 diabetes, multiple sclerosis, rheumatoid arthritis, and psoriasis. Centro de Immunologia Molecular was granted regulatory approval in Cuba for itolizumab to be used in patients with rheumatoid arthritis and psoriasis as well as emergency use approval in patients with COVID-19.

The results of clinical studies with itolizumab conducted by Biocon or third parties could impact our development plans and the potential commercial prospects for itolizumab (EQ001). Further, we do not control and are unable to validate study results reported by Biocon or third parties. Any errors or omissions in the data and public disclosures reported by Biocon or third parties could have a material adverse effect on our stock price and business plans.

If serious adverse events occur with patients using ALZUMAb or ALZUMAb-L during any clinical trials, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities, including the FDA, may delay, limit or deny approval of itolizumab (EQ001) or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive regulatory approval for itolizumab (EQ001) and a new and serious safety issue is identified in connection with the commercial use of ALZUMAb or ALZUMAb-L or in clinical trials, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell itolizumab. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize itolizumab (EQ001).

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

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects.

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

We may not be able to continue our ongoing or initiate our future clinical trials for itolizumab (EQ001) if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Multiple factors could contribute to such challenges of enrolling our clinical trials, including impacts related to the COVID-19 pandemic, which have already adversely impacted enrollment across all three of our current clinical trials. In particular, enrollment in our Phase 1b clinical trial in uncontrolled asthma has been progressing slower-than-expected due to disruptions to operations at clinical trial sites in Australia related to the COVID-19 pandemic as well as due to patients’ high-risk status for COVID-19 and a decrease in asthma exacerbations as a result of stay-at-home and social distancing measures. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as itolizumab (EQ001), and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab (EQ001) for the treatment of patients with uncontrolled moderate to severe asthma and lupus nephritis, each diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with itolizumab in our ongoing and future clinical trials as well as in clinical trials, investigator-initiated studies, or off-label usage supported by Biocon or third parties.

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

Biocon has completed four clinical studies of ALZUMAb in India in patients with rheumatoid arthritis, chronic plaque psoriasis, and for the treatment of CRS in COVID-19 patients with moderate to severe ARDS at dose levels ranging from 0.2 mg/kg to 1.6 mg/kg. We are further aware that Biocon is supporting compassionate use of ALZUMAb in treatment of refractory patients with aGVHD in India. In Biocon’s Phase 3 clinical trial in chronic plaque psoriasis, infusion-related reactions and infusion-related events were the main adverse events attributed to itolizumab. There were five serious adverse events reported including exfoliative dermatitis (widespread redness and peeling of the skin), erythrodermic (severe) psoriasis, infusion-related reaction, adjustment disorder with anxiety, and bacterial arthritis. Post-market safety surveillance of ALZUMAb and ALZUMAb-L has collected non-serious reports, primarily involving the dermatologic system organ class that have included rash, acne, urticaria, increased pruritus (itching) and increased psoriasis. Serious reports have included infusion reaction, type 1 hypersensitivity, diarrhea and urticaria (hives).

Biocon may continue to support the use of ALZUMAb or ALZUMAb-L in their own sponsored clinical trials, off-label use, investigator-initiated trials, or third party-sponsored trials over which we have no control. Given such ongoing usage of itolizumab by Biocon or third parties, there is a risk that adverse events may impact our ability to conduct clinical development and successfully commercialize itolizumab (EQ001). Further, there is a risk that any such adverse events are not properly reported, which may also adversely impact our business.

Although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, clinical results seen with ALZUMAb may have no bearing on results, including adverse events, that may be seen with itolizumab (EQ001). Through the date of the filing of this Annual Report on Form 10-K, we are not aware of any meaningful change in the benefit-to-risk profile of itolizumab.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by itolizumab (EQ001) could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, a material percentage of patients in our ongoing aGVHD clinical trial may die from this disease, possibly as a result of itolizumab (EQ001), which could impact development of itolizumab (EQ001). If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of itolizumab (EQ001) will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of itolizumab (EQ001). Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

In addition, if itolizumab (EQ001) receives marketing approval, and we or others later identify undesirable side effects caused by itolizumab (EQ001), ALZUMAb or ALZUMAb-L, a number of potentially significant negative consequences could result, including:

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

A Phase 1 single ascending dose clinical trial of itolizumab (EQ001) in normally healthy volunteers was conducted by Biocon in Australia, we are conducting a Phase 1b clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma patients in Australia and New Zealand, and we plan to utilize sites outside of the United States for other clinical trials of itolizumab (EQ001). However, the FDA may not accept data from such trials conducted outside the United States, in which case our development plans will be delayed, which could materially harm our business.

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

In June 2019, we initiated a Phase 1b, multiple ascending dose escalation, clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma in Australia and have initiated sites in Australia and New Zealand. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. In July 2020, we announced that patient enrollment in both of those trials had resumed. Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus itolizumab (EQ001) development on the potential treatment of certain indications. As a result, we may forego or delay pursuit of opportunities with other indications or for any future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on itolizumab (EQ001) for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for itolizumab (EQ001) or any future product candidate, we may pursue indications that are less attractive and may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Other products addressing similar indications as itolizumab have already been approved or are further along in development. We are aware of both private and public companies with development programs in aGVHD, including Bristol-Myers Squibb Company, CSL Behring LLC, ElsaLys Biotech, Fate Therapeutics, Inc., Incyte Corporation, Jazz Pharmaceuticals plc, Kalytera Therapeutics, Inc., Kamada Ltd., Mesoblast Limited, Takeda Pharmaceutical Company Limited, and Xenikos B.V. Major, currently marketed asthma therapies include several biologic therapies that specifically target IgE or Th 2-mediated cytokines such as IL-5 including products developed by AstraZeneca plc, GlaxoSmithKline plc, Genentech, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG, Sanofi-Genzyme, and Teva Pharmaceutical Industries Limited. In addition, Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC have received approval for dupilimab, an anti-IL-4 receptor antibody, as an add-on maintenance treatment in patients with moderate to severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid dependent asthma. We are aware of several companies with development programs in moderate to severe asthma, including Amgen Inc., AstraZeneca plc, GlaxoSmithKline plc, Gossamer Bio, Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Roche Holding AG and Sanofi-Aventis U.S. LLC. We are also aware of several companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc, Apellis Pharmaceuticals, Inc., AstraZeneca plc, Aurinia Pharmaceuticals Inc., Boehringer Ingelheim GmbH, Genentech Inc., GlaxoSmithKline plc, Kezar Life Sciences, Inc., Novartis AG, and Omeros Corporation.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for immuno-inflammatory diseases, with an initial intention to develop it for the treatment of patients with aGVHD, lupus nephritis and uncontrolled moderate to severe asthma. Our projections of addressable patient populations in the Equillium Territory that have the potential to benefit from treatment with itolizumab (EQ001) are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for itolizumab (EQ001) could be significantly diminished and have an adverse material impact on our business.

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

We are highly dependent on the services of our key personnel, Bruce D. Steel, who serves as our President and Chief Executive Officer, Stephen Connelly, Ph.D., who serves as our Chief Scientific Officer and Dolca Thomas, M.D., who serves as our Executive Vice President Research & Development and Chief Medical Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2020, we had 31 full-time employees. As we advance itolizumab (EQ001) in clinical development, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if itolizumab (EQ001) or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

As of December 31, 2020, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $53.9 million. Our U.S. federal NOLs generated in taxable years ending prior to 2018 could expire unused. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in tax years beginning after December 31, 2017 is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act.

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

Our business and our products are subject to U.S. export control laws and regulations, including the U.S. Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Our company must comply with these laws and regulations. The antibody sequence for itolizumab (EQ001) is derived from Cuban-origin intellectual property and thus we believe this to be a pharmaceutical of Cuban origin, which would make the import, development and commercialization of itolizumab (EQ001) subject to these laws, sanctions and regulations. We currently rely on a general license issued by OFAC under the Cuban Assets Control Regulations, or CACR, relating to Cuban-origin pharmaceuticals to import and conduct clinical trials relating to itolizumab (EQ001). In the absence of the OFAC general license, all of our development and potential commercialization activities for itolizumab (EQ001) would be prohibited under the CACR, and we would be required to request a specific license from OFAC authorizing such activities, which OFAC could deny.

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

There have been, and continue to be, numerous legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access and the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers currently must agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) created a licensure framework for follow-on biologic products; and (viii) established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the U.S. Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Additionally, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

If any of our services providers are characterized as employees, we would be subject to employment and tax withholding liabilities and other additional costs.

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside services providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. We are aware of a number of judicial decisions and legislative proposals that could bring about major changes in the way workers are classified, including the California legislature’s recent passage of California Assembly Bill 5, which California Governor Gavin Newsom signed into law in September 2019, or AB 5, and Assembly Bill 2257, or AB 2257, which went into effect in September 2020 and amended certain portions of AB 5. AB 5 and AB 2257 are often referred to collectively simply as AB 5. AB 5 purports to codify the holding of the California Supreme Court’s unanimous decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, which introduced a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. While AB 5 exempts certain licensed health care professionals, including physicians and psychologists, not all of our independent contractors work in exempt occupations. Given AB 5’s recent passage, there is little guidance from the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions might enact similar laws. As a result, there is significant uncertainty regarding what the state, federal and foreign worker classification regulatory landscape will look like in future years. The current economic climate indicates that the debate over worker classification will continue for the foreseeable future. If such regulatory authorities or state, federal or foreign courts were to determine that our services providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the service providers we characterize as independent contractors should be classified as employees could adversely impact our business, financial condition and results of operations.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;
•	delays or other adverse impacts to our clinical trials from global health epidemics, such as those related to COVID-19;

•	our ability to enroll and retain subjects in our ongoing and future clinical trials;
•	results from our ongoing and future clinical trials with our current and future product candidates, and the results of the clinical trials of our competitors or of Biocon;
•	the timing of topline data from ongoing trials, including our ongoing and planned clinical trials of itolizumab;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In July 2020, we entered into the 2020 ATM Facility with Jefferies under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of December 31, 2020, we have sold an aggregate of 788,685 shares of our common stock under the 2020 ATM facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K.

In March 2020, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we issued an additional 65,374 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement. As of the date of the filing of this Annual Report on Form 10-K, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 19, 2021, we had 29,040,270 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 1,750 square feet of space for our current headquarters in La Jolla, California under a lease that expires in February 2022. We also lease approximately 2,050 square feet of space for general office purposes located in South San Francisco, California under a lease that expires in February 2022.

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

Holders of Record

As of March 19, 2021, there were approximately 35 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 12, 2018. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of December 31, 2020, we have used $45.8 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

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

Our pipeline is focused on developing itolizumab (EQ001) as a potential best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. We currently have active clinical development programs for itolizumab (EQ001) for the treatment of acute graft-versus-host disease, or aGVHD, lupus/lupus nephritis and uncontrolled asthma.

Our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for aGVHD was accepted in July 2018. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In March 2019, we initiated the EQUATE study, a Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD. In August 2020, the EQUATE study was amended to (a) expand the eligibility criteria to include patients with Grade II aGVHD who have more severe disease as indicated by elevations in Magic Algorithm Probability biomarkers, which predict a greater severity of aGVHD and (b) extend the dosing window of itolizumab (EQ001) from three to seven days after first administration of steroid treatment. In August 2020, we reported positive interim data from the first two cohorts of the Phase 1b part of this trial, and in November 2020, we reported positive interim data through the third dosing cohort. In November 2020, we expanded enrollment in the second and third cohorts in order to collect additional clinical data at those two dosing levels. In February 2021, we submitted a protocol amendment to the FDA to allow for further expansion of enrollment of additional patients until we initiate the next phase of development in aGVHD.

In June 2019, we initiated the EQUIP study, a Phase 1b clinical trial for the treatment of uncontrolled asthma. That study is enrolling patients in Australia and New Zealand.

In July 2019, our IND for lupus/lupus nephritis was accepted by the FDA, and we initiated the EQUALISE study, a Phase 1b proof-of-concept multiple ascending dose clinical trial for the treatment of lupus nephritis in September 2019. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of lupus nephritis in December 2019. The first part of the EQUALISE study is focused on evaluating the safety of itolizumab in patients with SLE followed by a second part in lupus nephritis patients where, in addition to safety, potential clinical activity of itolizumab (EQ001) will be assessed. In September 2020, our EQUALISE study was amended to test doses up to 3.2 mg/kg in lupus nephritis patients, allow for a longer duration of treatment up to 26 weeks, and to change the design to an open-label study.

In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and our concern for the well-being of patients and their caregivers. In July 2020, we announced that patient enrollment in both of those trials had resumed. We did not pause enrollment of patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of that trial, as well as the recently resumed Phase 1b trials in uncontrolled asthma and lupus nephritis, in addition to the timing of topline data from all three of those trials may also be adversely impacted by the COVID-19 pandemic.

We acquired rights to itolizumab (EQ001) for the territories of the United States and Canada in May 2017 pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). In

December 2019, we expanded our rights to itolizumab (EQ001) to include the territories of Australia and New Zealand pursuant to an amendment to that agreement. In August 2019, we entered into a letter agreement with Biocon that grants us exclusive rights to negotiate licensing rights with third parties to develop and commercialize itolizumab (EQ001) in select major markets outside of North America. This letter agreement allows us to represent itolizumab (EQ001) more broadly commercially and participate in value that may be created with strategic partners across geographies. Our collaboration with Biocon includes an exclusive supply agreement for clinical and commercial drug product of itolizumab (EQ001). Biocon currently manufactures itolizumab (EQ001) at commercial scale in a facility in India regulated by the FDA.

Following completion of a Phase 3 clinical trial conducted by Biocon outside of North America, itolizumab was approved in 2012 in India for the treatment of moderate to severe plaque psoriasis and has since been marketed by Biocon in India as ALZUMAb. More recently, following a randomized, controlled study of itolizumab in hospitalized patients with COVID-19 conducted by Biocon, in July 2020 the DCGI granted restricted emergency use approval of itolizumab for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. In September 2020, the DCGI granted approval of itolizumab produced in a CHO cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of plaque psoriasis, as well as emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe ARDS.

Based on the encouraging results observed in Biocon’s COVID-19 study, the novel and differentiated T cell modulating mechanism of action of itolizumab, and the fact that no targeted immuno-modulating therapies were approved to treat COVID-19 patients, we advanced our plan to develop itolizumab to treat hospitalized patients with COVID-19. In September 2020, we completed our Pre-IND meeting with the FDA and in October 2020, we filed an IND with the FDA to conduct a global Phase 3, randomized, double-blind, placebo-controlled clinical trial of itolizumab (EQ001) in COVID-19 patients. In October 2020, we received a Study May Proceed letter from the FDA. In November 2020, we announced that due to the rapidly evolving COVID-19 treatment landscape, we elected not to initiate the EQUINOX Phase 3 clinical trial to evaluate itolizumab in hospitalized COVID-19 patients. We continue to evaluate additional indications for future development.

We have ongoing translational biology programs to assess the therapeutic utility of itolizumab (EQ001) in additional indications where CD6 and its ligand, ALCAM, play an important role in the pathogenesis of T cell mediated diseases. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing itolizumab (EQ001) into further development.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing three INDs, conducting clinical development of itolizumab (EQ001) and the general and administrative activities associated with operating as a public company. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. Our net losses were $29.8 million for the year ended December 31, 2020 and $25.6 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $70.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2020, will enable us to fund our currently planned operations for at least the next 12 months.

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

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research and development activities, preclinical activities, and clinical development of itolizumab (EQ001). Our research and development expenses include:

•	salaries and other related costs, including stock-based compensation and benefits, for personnel in research and development functions;
•	external research and development expenses incurred under arrangements with third parties, such as consultants and advisors for research and development;
•	costs of services performed by third parties, such as contract research organizations, or CROs, that conduct research and development and preclinical activities on our behalf;
•	costs related to preparing and filing three INDs with the FDA and other regulatory interactions and submissions;
•	external expenses related to chemistry, manufacturing, and controls (CMC) and supply of drug product; and
•	costs related to general overhead expenses such as travel, insurance and rent expenses associated with our research and development activities.

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

We recognize the Australian Research and Development Tax Incentive, or the Tax Incentive, as a reduction of research and development expense. The amounts are determined based on our assumed eligible research and development expenditures and are non-refundable, provided that in order to qualify for the Tax Incentive the filing entity must have revenue of less than AUD $20.0 million during the tax year for which a reimbursement claim is made and cannot be controlled by an income tax exempt entity. The Tax Incentive is recognized when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reliably estimated.

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

Interest Expense

Interest expense consists of interest and amortization of discounts on our outstanding term notes payable.

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments, and is recognized when earned.

Other Income, Net

Other income, net consists primarily of net foreign currency transaction gains related to our Australian subsidiary.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019	Increase
Research and development	$19,384	$17,640	$1,744
General and administrative	10,164	9,087	1,077
Interest expense	(1,099)	(279)	(820)
Interest income	476	1,391	(915)
Other income, net	358	15	343

Research and Development Expenses

Research and development expenses were $19.4 million for the year ended December 31, 2020, compared to $17.6 million for the year ended December 31, 2019. The increase in research and development expense primarily includes the following changes:

•	$2.4 million increase in employee compensation and benefits, primarily related to increased headcount;
•

$1.0 million decrease in research and development expenses associated with the recording of a Tax Incentive benefit from the Australian Taxation Office, or ATO, as a reduction to research and development expenses. Additional information related to our Australian Tax Incentive benefit is provided in the next paragraph;

•

$0.7 million increase in clinical development activities, primarily driven by expenses related to start-up costs associated with our planned COVID-19 trial, which in the fourth quarter of 2020, we elected not to initiate, as well as an increase in expenses related to our lupus nephritis clinical trial, offset by a reduction in expenses related to our asthma clinical trial;

•

$0.5 million decrease in overhead expenses primarily related to decreased travel expenses associated with our research and development activities, much of which resulted from the impact associated with the COVID-19 pandemic; and

•	$0.2 million increase in preclinical research activities.

In January 2019, we formed a wholly-owned Australian subsidiary, Equillium Australia Pty Ltd, to conduct clinical development of itolizumab (EQ001) for the treatment of uncontrolled asthma. The Tax Incentive under current Australian tax regulations provides for a 43.5% refundable research and development tax credit associated with qualified research and development activities performed in Australia. In August 2020, we received cash totaling $0.7 million related to our initial Tax Incentive claim for the fiscal year ended December 31, 2019. We recorded the cash received as a reduction to research and development expenses during the year ended December 31, 2020. In addition, since we have established history in filing and receiving the Tax Incentive for our fiscal year ended December 31, 2019 with the ATO, we recorded an estimated tax benefit totaling $0.3 million for qualified research and development activities for the year ended December 31, 2020, and recorded it as a reduction to research and development expenses. The estimated tax benefit is recognized when there is reasonable assurance that the tax benefit will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reasonably estimated.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the year ended December 31, 2020, compared to $9.1 million for the year ended December 31, 2019. The increase in general and administrative expense primarily includes the following changes:

•

$0.8 million increase in employee compensation and benefits, primarily due to increased non-cash stock-based compensation of $1.0 million, of which approximately $0.4 million pertains to non-cash stock-based compensation associated with fully-vested retention option grants issued to our Chief Executive Officer, our Executive Chairman and two non-management directors partially offset by lower salary expense. Additional information related to these changes in non-cash stock-based compensation and salary expenses is provided in the next paragraph;

•	$0.5 million increase in corporate consulting expenses; and
•	$0.2 million decrease in travel expenses, much of which resulted from the impact associated with the COVID-19 pandemic.

On May 28, 2020, our board of directors issued retention stock options to purchase an aggregate of 169,368 shares of our common stock to our Executive Chairman, Chief Executive Officer and two non-management directors. These stock options immediately vested at the grant date and resulted in a $0.4 million charge to non-cash stock-based compensation in the year ended December 31, 2020. At the time, the Executive Chairman and Chief Executive Officer voluntarily agreed to a 65% and an 85% reduction, respectively, in their base salaries otherwise payable for the remainder of 2020. The two non-management directors voluntarily agreed to forego 100% of their annual cash retainers otherwise payable to such directors for the remainder of 2020. The voluntary reductions in salary and retainers reduced expenses by approximately $0.4 million in calendar year 2020. There was no similar non-cash stock-based compensation charge in the year ended December 31, 2019.

Interest Expense

Interest expense was $1.1 million for the year ended December 31, 2020, compared to $0.3 million for the year ended December 31, 2019. The increase in interest expense was primarily due to higher interest expense on our term notes payable in 2020 compared to 2019. We entered into our term notes payable in late September 2019.

Interest Income

Interest income was $0.5 million for the year ended December 31, 2020, as compared to $1.4 million for the year ended December 31, 2019. The decrease in interest income was primarily due to lower interest rates on our short-term investments during 2020 compared to 2019.

Other Income, Net

Other income, net was $0.4 million for the year ended December 31, 2020, as compared to $15,000 for the year ended December 31, 2019. The increase in other income, net during 2020 compared to 2019 related primarily to net foreign currency transaction unrealized gains.

Liquidity and Capital Resources

From inception through December 31, 2020, we raised an aggregate of approximately $148.1 million in gross proceeds pursuant to our IPO, follow-on public offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facilities. As of December 31, 2020, we had $24.0 million in cash and cash equivalents and $58.2 million in short-term investments.

Sources of Liquidity

Registered Direct Offering

In February 2021, we entered into a securities purchase agreement with two institutional investors relating to the issuance and sale of an aggregate of 4,285,710 shares of common stock and warrants to purchase 1,285,713 shares of common stock for aggregate gross proceeds to us from this offering of approximately $30.0 million, excluding any proceeds we may receive upon exercise of the warrants. No underwriter or placement agent participated in the offering. The warrants are exercisable immediately upon issuance at an initial exercise price of $14.00 per share and are exercisable on a cashless basis. The warrants expire on the earlier of (i) the fifth anniversary of issuance or (ii) the 15th calendar date following the date on which we close upon an equity financing that results in not less than $25 million in gross proceeds to us at a price per share of common stock equal to or greater than $25.00, at which time, all remaining warrants will automatically exercise on a cashless basis.

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

2020 Purchase Agreement

In March 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. We have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement through the date of the filing of this Annual Report on Form 10-K.

At-the-Market Offering Program

In November 2019, we entered into an Open Market Sales AgreementSM with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $8.45 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent, or the 2019 ATM Facility. Under the 2019 ATM Facility, we set certain parameters for the sale of shares, which may include but are not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of December 31, 2020, the 2019 ATM Facility had been fully utilized. We sold an aggregate of 943,739 shares of our common stock under the 2019 ATM Facility for gross proceeds of $8.45 million.

On July 14, 2020, we entered into another Open Market Sales Agreement with Jefferies for a new ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. We are not obligated to make any sales under the 2020 ATM Facility. As of December 31, 2020, we sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility, for gross proceeds of $10.4 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies, legal fees and other issuance costs in the aggregate amount of $0.4 million, resulting in net proceeds of $10.0 million. There have been no further sales of shares under the 2020 ATM Facility through the date of the filing of this Annual Report on Form 10-K

September 2019 Loan Agreement

In September 2019, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or together, the Lenders, pursuant to which we can borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $10.0 million, or Term A Loan. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders (i) up to an additional $5.0 million, or Term B Loan, upon our achievement of positive topline data in either our (a) itolizumab (EQ001) Phase 1b aGVHD trial or (b) itolizumab (EQ001) Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, or the Term B Milestone, and (ii) up to an additional $5.0 million, or Term C Loan and together with Term A Loan and Term B Loan, the Term Loans, upon our achievement of positive topline data in both our EQ001 Phase 1b aGVHD trial and our itolizumab (EQ001) Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, or the Term C Milestone. We may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term B Milestone, and (iii) the occurrence of an event of default and may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term C Milestone, and (iii) the occurrence of an event of default. As of December 31, 2020, we did not achieve the Term B or Term C Milestone and were not eligible to borrow the additional $10 million under the Loan Agreement.

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

We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2020 will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001) or whether, or when, we may achieve profitability.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $70.9 million as of December 31, 2020. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash provided by (used in):
Operating activities	$(24,624)	$(22,949)
Investing activities	(18,592)	(2,166)
Financing activities	53,945	9,836
Effect of exchange rate changes on cash	34	(10)
Net increase (decrease) in cash and cash equivalents	$10,763	$(15,289)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2020 primarily consisted of a net loss of $29.8 million adjusted for net non-cash expenses of $3.9 million and net changes in operating assets and liabilities of $1.3 million. The primary non-cash expense adjustment to net loss was stock-based compensation. Cash flow impact from net changes in operating assets and liabilities was mainly driven by increases in accounts payable and accrued expenses totaling $1.8 million primarily due to higher clinical and pre-clinical activity resulting in increased  accounts payable and accrued expenses, higher employee compensation accruals associated with increased headcount, partially offset by increases in prepaid expenses and other current assets totaling $0.5 million mainly due to the recording of an estimated tax benefit for qualified research and development and development activities in Australia.

Net cash used in operating activities during the year ended December 31, 2019 primarily consisted of net loss of a $25.6 million adjusted for non-cash expenses of $2.0 million and net changes in operating assets and liabilities of $0.7 million. The primary non-cash expense adjustment to net loss was stock-based compensation. Cash flow impact from net changes in operating assets and liabilities was mainly driven by increases in accounts payable and accrued expenses totaling $1.8 million primarily due to higher clinical trial costs as well as higher bonus compensation accruals partially offset by increased prepaid expenses and other current assets primarily related to higher prepaid clinical costs and director and officer insurance premiums totaling $1.1 million.

Investing Activities

Net cash used in investing activities was $18.6 million during the year ended December 31, 2020. We purchased $55.5 million of short-term investments and $37.1 million of our short-term investments matured during the period. Purchases of property and equipment for the year ended December 31, 2020 totaled $0.2 million.

Net cash used in investing activities totaled $2.2 million during the year ended December 31, 2019. We purchased $54.6 million of short-term investments and $52.5 million of our short-term investments matured during the period. Purchases of property and equipment for the year ended December 31, 2019 totaled $0.1 million.

Financing Activities

Net cash provided by financing activities totaled $53.9 million during the year ended December 31, 2020. We received net proceeds from the sale of shares related to our follow-on public offering totaling $35.7 million, net proceeds from the sale of shares under our ATM facilities totaling $18.1 million and proceeds from both the issuance of shares under our employee stock purchase plan and proceeds from the exercise of stock options totaling $0.2 million.

Net cash provided by financing activities totaled $9.8 million during the year ended December 31, 2019. We received net proceeds from the issuance of term notes payable totaling $9.9 million and proceeds from both the exercise of stock options and the sale of shares under our employee stock purchase plan totaling $0.1 million, offset by a net use of cash of $0.2 million related to the 2019 ATM facility costs offset by the sale of shares under the 2019 ATM facility.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after the signature page of this Annual Report on Form 10-K beginning on page F-1.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020 and is incorporated in this Annual Report on Form10-K by reference.

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

Item 11. Executive Compensation.

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

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

4.4	Description of Common Stock, incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

4.5

Form of Warrant, issued February 5, 2021, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2021.

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

10.5+

Equillium, Inc. Non-Employee Director Compensation Policy, as amended, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2020.

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

10.13

First Amendment to Collaboration and License Agreement, effective as of September 28, 2018, by and between the Registrant and Biocon Limited, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on October 2, 2018.

10.14

Second Amendment to Collaboration and License Agreement dated April 22, 2019, by and between the Registrant and Biocon Limited, incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.15

Loan and Security Agreement, effective as of September 30, 2019, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2019.

10.16

Open Market Sales Agreement, dated November 13, 2019, by and between the Registrant and Jefferies LLC, incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-234683), filed with the Securities and Exchange Commission on November 13, 2019.

10.17††

Third Amendment to Collaboration and License Agreement, dated December 10, 2019, by and between the Registrant and Biocon Limited, incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.18+

Offer Letter, dated January 19, 2018, by and between the Registrant and Christine Zedelmayer, incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020.

10.19+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Daniel M. Bradbury, incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.20+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Krishna Polu, incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.21+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Bruce D. Steel, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.22+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Christine Zedelmayer, incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.23

Purchase Agreement, dated March 27, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020.

10.24

Open Market Sale Agreement, dated as of July 14, 2020, by and between the Registrant and Jefferies LLC, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2020.

10.25

Second Amendment to Offer Letter, effective as of September 28, 2020, by and between the Registrant and Krishna Polu, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on September 28, 2020.

10.26+

Offer Letter, dated December 15, 2020, by and between the Registrant and Dolca Thomas, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2020.

10.27

Purchase Agreement between the Company and the Purchasers, dated February 3, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2021.

10.28*+	Amended and Restated Offer Letter, effective January 26, 2021, by and between the Registrant and Joel Rothman.

10.29*+	Equillium, Inc. Non-Employee Director Compensation Policy, as amended.

21.1	Subsidiaries of Equillium, Inc., incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney. Reference is made to the signature page hereto.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith.
**

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

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

EQUILLIUM, INC.

Date: March 24, 2021	By:	/s/ Bruce D. Steel
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

SIGNATURE	TITLE	DATE

/s/ Bruce D. Steel	President and	March 24, 2021
Bruce D. Steel	Chief Executive Officer (Principal Executive Officer)

/s/ Jason A. Keyes	Chief Financial Officer	March 24, 2021
Jason A. Keyes	(Principal Financial and Accounting Officer)

/s/ Daniel M. Bradbury	Chairman of the Board of Directors	March 24, 2021
Daniel M. Bradbury

/s/ Stephen Connelly, Ph.D.	Member of the Board of Directors	March 24, 2021
Stephen Connelly, Ph.D.

/s/ Martha J. Demski	Member of the Board of Directors	March 24, 2021
Martha J. Demski

/s/ Bala S. Manian, Ph.D.	Member of the Board of Directors	March 24, 2021
Bala S. Manian, Ph.D.

/s/ Charles McDermott	Member of the Board of Directors	March 24, 2021
Charles McDermott

/s/ Mark Pruzanski, M.D.	Member of the Board of Directors	March 24, 2021
Mark Pruzanski, M.D.

/s/ Y. Katherine Xu, M.D.	Member of the Board of Directors	March 24, 2021
Y. Katherine Xu, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EQUILLIUM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Equillium, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equillium, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 24, 2021

Equillium, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$23,982	$13,219
Short-term investments	58,181	39,924
Prepaid expenses and other current assets	3,011	2,288
Total current assets	85,174	55,431
Property and equipment, net	239	93
Other assets	15	15
Total assets	$85,428	$55,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,766	$1,873
Accrued expenses	2,813	2,010
Current portion of long-term notes payable	1,666	-
Total current liabilities	7,245	3,883
Long-term notes payable	8,275	9,681
Other non-current liabilities	54	127
Total liabilities	15,574	13,691
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2020 and 2019; 24,753,102 and 17,425,654 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	1
Additional paid-in capital	141,074	82,938
Accumulated other comprehensive (loss) income	(297)	21
Accumulated deficit	(70,925)	(41,112)
Total stockholders' equity	69,854	41,848
Total liabilities and stockholders' equity	$85,428	$55,539

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$19,384	$17,640
General and administrative	10,164	9,087
Total operating expenses	29,548	26,727
Loss from operations	(29,548)	(26,727)
Other (expense) income, net:
Interest expense	(1,099)	(279)
Interest income	476	1,391
Other income, net	358	15
Total other (expense) income, net	(265)	1,127
Net loss	$(29,813)	$(25,600)
Other comprehensive (loss) income, net:
Unrealized (loss) gain on available-for-sale securities, net	(41)	44
Foreign currency translation loss	(277)	(28)
Total other comprehensive (loss) income, net	(318)	16
Comprehensive loss	$(30,131)	$(25,584)
Net loss per share, basic and diluted	$(1.46)	$(1.47)
Weighted-average number of common shares outstanding, basic and diluted	20,355,534	17,378,096

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	17,376,236	$1	$80,441	$5	$(15,512)	$64,935
Issuance of common stock under ATM, net of issuance costs	18,250	-	(206)	-	-	(206)
Issuance of common stock pursuant to employee stock purchase plan	13,321	-	42	-	-	42
Vesting of restricted stock liability	-	-	74	-	-	74
Issuance of common stock warrants	-	-	266	-	-	266
Exercise of stock options	17,847	-	69	-		69
Stock-based compensation expense	-	-	2,252	-	-	2,252
Comprehensive income	-	-	-	16	-	16
Net loss	-	-	-	-	(25,600)	(25,600)
Balance at December 31, 2019	17,425,654	$1	$82,938	$21	$(41,112)	$41,848
Issuance of common stock from follow-on offering, net of issuance costs	5,461,169	1	35,716	-	-	35,717
Issuance of common stock under ATM, net of issuance costs	1,714,174	-	18,115	-	-	18,115
Issuance of common stock	83,662	-	252	-	-	252
Issuance of common stock under employee stock purchase plan	65,443	-	156	-	-	156
Exercise of stock options	3,000	-	7	-	-	7
Vesting of restricted stock liability	-	-	73	-	-	73
Stock-based compensation expense	-	-	3,817	-	-	3,817
Comprehensive loss	-	-	-	(318)	-	(318)
Net loss	-	-	-	-	(29,813)	(29,813)
Balance at December 31, 2020	24,753,102	$2	$141,074	$(297)	$(70,925)	$69,854

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(29,813)	$(25,600)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	45	23
Stock-based compensation	3,817	2,252
Net unrealized gain on foreign currency transactions	(360)	(20)
Non-cash consulting expense	81	-
Amortization of term loan discount and issuance costs	260	65
Realized gain on investments	(13)	-
Amortization/accretion of investments, net	104	(382)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(491)	(1,115)
Accounts payable	894	775
Accrued expenses	852	1,053
Net cash used in operating activities	(24,624)	(22,949)
Investing activities:
Purchases of property and equipment	(202)	(74)
Purchases of short-term investments	(55,510)	(54,619)
Maturities of short-term investments	37,120	52,527
Net cash used in investing activities	(18,592)	(2,166)
Financing activities:
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	35,717	-
Proceeds from issuance of common stock under ATM facilities, net of issuance costs	18,065	(156)
Proceeds from issuance of notes payable, net of issuance costs	-	9,881
Proceeds from ESPP purchases	156	42
Proceeds from exercise of stock options	7	69
Net cash provided by financing activities	53,945	9,836
Effect of exchange rate changes on cash and cash equivalents	34	(10)
Net increase (decrease) in cash and cash equivalents	10,763	(15,289)
Cash and cash equivalents at beginning of period	13,219	28,508
Cash and cash equivalents at end of period	$23,982	$13,219
Supplemental cash flow information:
Cash paid for interest	$839	$142
Issuance of commitment shares to Lincoln Park pursuant to agreement	$171	$-
Fair value of common stock warrants in connection with issuance of notes payable	$-	$266
ATM issuance costs in accrued expenses	$-	$50
Amounts included in accounts payable for purchases of property and equipment	$-	$11

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

From inception through December 31, 2020, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing three initial Investigational New Drug applications (INDs), conducting clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with operating as a public company. In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of December 31, 2020, the Company had $82.2 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of itolizumab (EQ001) and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab (EQ001) or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of December 31, 2020 will be sufficient to fund operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC).

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in the Company’s consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s consolidated statements of operations. For the years ended December 31, 2020 and 2019, net realized and unrealized gains totaled $0.3 million and $15,000, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB ASC 840 and creates Topic 842, Leases. The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. For companies that are not emerging growth companies (EGCs), ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), Effective Dates (ASU 2019-10), which included a one-year deferral of the effective date of ASU 2016-02 for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company expects to adopt the new standard in the fourth quarter of 2021 using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2021, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its consolidated statements of operations and consolidated comprehensive loss or its consolidated statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses. The ASU, along with related amendments, revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affected receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. The standard and other related subsequently issued ASUs will be effective for the Company for annual periods beginning after December 15, 2022, with early adoption permitted beginning in 2019. The Company is currently evaluating the impact that the adoption of the standard and other related subsequently issued ASUs will have on its consolidated financial statements and accompanying footnotes.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for the Company on January 1, 2021. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements and accompanying footnotes.

Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this ASU on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. Other comprehensive (loss) income, net includes unrealized losses or gains on short-term investments as well as foreign currency translation losses or gains.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily represent amounts related to director and officer insurance, preclinical research and clinical trial agreements, equity issuance costs and an estimated tax refund for the year ended December 31, 2020 from the Australian Tax Office for eligible research and development expenditures.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years).

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

Australian Research and Development Tax Incentive

The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the Company must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying consolidated balance sheet.

Research and Development

Research and development expenses include salaries and related overhead expenses, non-cash stock-based compensation expense, external research and development expenses incurred under arrangements with third parties, costs of services performed by consultants and contract research organizations, and regulatory costs including those related to preparing and filing INDs with the FDA. Research and development costs are expensed as incurred.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Common stock options	2,463,317	1,821,093
Common stock warrants	80,428	80,428
Total	2,543,745	1,901,521

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

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2020	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$56,220	$56,220	$-	$-
Certificates of deposit	1,961	1,961	-	-
Total	$58,181	$58,181	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2019	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$28,549	$28,549	$-	$-
Agency securities	5,994	-	5,994	-
Certificates of deposit	5,381	5,381	-	-
Total	$39,924	$33,930	$5,994	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. At December 31, 2020 and 2019, the carrying amount of the Company’s notes payable of $9.9 million and $9.7 million, respectively, approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At December 31, 2020 and 2019, the Company had investments in money market funds of $17.4 million and $10.3 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of December 31, 2020 or 2019.

4. Short-term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
December 31, 2020
U.S. treasury securities	1 or less	$56,218	$6	$(4)	$56,220
Certificates of deposit	1 or less	1,955	6	-	1,961
Total		$58,173	$12	$(4)	$58,181
December 31, 2019
U.S. treasury securities	1 or less	$23,513	$6	$(4)	$23,515
U.S. treasury securities	>1 and <5	5,035	-	(1)	5,034
Agency securities	1 or less	5,976	19	(1)	5,994
Certificates of deposit	1 or less	4,131	22	-	4,153
Certificates of deposit	>1 and <5	1,220	8	-	1,228
Total		$39,875	$55	$(6)	$39,924

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

There were no impairments considered other-than-temporary during the year ended December 31, 2020, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Furniture & fixtures	$60	$60
Machinery & lab equipment	211	24
Computer equipment	42	38
Less accumulated depreciation and amortization	(74)	(29)
Property and equipment, net	$239	$93

Depreciation expense related to property and equipment was approximately $45,000 and $23,000 for the years ended December 31, 2020 and 2019, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2020 or 2019.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued payroll and other employee benefits	$1,870	$1,215
Clinical studies	493	442
Other accruals	307	267
Preclinical studies	72	15
Accrued interest	71	71
Total accrued expenses	$2,813	$2,010

7. Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement (which was amended in September 2018, April 2019 and December 2019), clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively License Agreements) with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Pursuant to the License Agreements, Biocon granted the Company an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab that uses Biocon technology or Biocon know-how (collectively a Biocon Product) in the United States, Canada, Australia and New Zealand (collectively Company Territory). However, unless the Company achieves certain regulatory and development milestones within a specific time period, the licensed rights, other than development rights, are limited to the fields of orphan indications and the treatment of conditions related to asthma and lupus. The Company also has the right to sublicense through multiple tiers to third parties, provided such sublicenses comply with the terms of the License Agreements and the Company provides Biocon a copy of each sublicense agreement within 30 days of execution. If the Company grants a third party a sublicense of its rights to develop and commercialize Biocon Products in Australia or New Zealand, the Company will be required to pay Biocon a high double-digit percentage of any upfront payment the Company receives from such sublicensee for such sublicense, as well as a high double-digit percentage of any additional payments the Company receives from such sublicensee for such sublicense, including but not limited to royalty payments on net sales of Biocon Products by such sublicensee. Under the License Agreements, the Company granted back to Biocon a license to use its technology and know-how related to itolizumab and Biocon Products in certain countries outside of the Equillium Territory. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of itolizumab clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon a total of 2,316,134 shares of its common stock.

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by us, our affiliates and our sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by us and our affiliates (but not our sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of December 31, 2020, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

8. Notes Payable

On September 30, 2019 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) whereby the Company can borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, the Company borrowed $10.0 million from the Lenders (Term A Loan).

Under the terms of the Loan Agreement, the Company may, at its sole discretion, borrow from the Lenders (i) up to an additional $5.0 million (Term B Loan) upon the Company’s achievement of positive topline data in either the Company’s (a) Phase 1b aGVHD trial of itolizumab (EQ001) or (b) Phase 1b asthma trial of itolizumab (EQ001), supporting a formal decision to advance into Phase 2 development, and as confirmed by the Board of Directors (the Board) of the Company (the Term B Milestone) and (ii) up to an additional $5.0 million (Term C Loan and together with Term A Loan and Term B Loan, the Term Loans) upon the Company’s achievement of positive topline data in both the Company’s Phase 1b aGVHD trial of itolizumab (EQ001) and the Company’s Phase 1b asthma trial of itolizumab (EQ001), supporting a formal decision to advance into Phase 2 development, and as confirmed by the Board (the Term C Milestone). The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term B Milestone, and (iii) the occurrence of an event of default and may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term C Milestone, and (iii) the occurrence of an event of default. As of December 31, 2020, the Company did not achieve the Term B or Term C Milestone and is not eligible to receive the additional funding up to $10 million under the Loan Agreement.

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

On December 18, 2020, the Company entered into the First Amendment to the Loan Agreement (the Amendment) with the Lenders whereby if the Company achieves the Term B Milestone on or prior to June 30, 2021, the interest-only payments will be automatically extended to January 1, 2022. The Company has not yet achieved the Term B Milestone subsequent to December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K.

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	December 31,	December 31,
	2020	2019
Principal	$10,000	$10,000
Add: accreted liability for final payment fee	176	35
Less: unamortized discount	(235)	(354)
Total	$9,941	$9,681

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Company’s lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At December 31, 2020, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of December 31, 2020 were as follows (in thousands):

December 31,
2020
Year ending December 31, 2021	$1,667
Year ending December 31, 2022	3,333
Year ending December 31, 2023	3,333
Year ending December 31, 2024	2,117
10,450
Unaccreted balance for Final Payment fee on Term Loans	(274)
Unamortized discounts	(235)
9,941
Less current portion	(1,666)
Noncurrent portion	$8,275

9. Stockholders’ Equity

As of December 31, 2020, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 24,753,102 and 17,425,654 shares of common stock outstanding as of December 31, 2020 and 2019, respectively.

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

At-the-Market Offering Program

In November 2019, the Company entered into an Open Market Sales AgreementSM with Jefferies LLC (Jefferies) under which the Company could offer and sell shares of its common stock from time to time, through an “at-the-market”, or ATM, equity offering program under which Jefferies acted as sales agent (2019 ATM Facility). The Company set certain parameters for the sale of shares, which included but were not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

The maximum aggregate offering price of common stock that could be sold under the 2019 ATM Facility was $8.45 million. In December 2019, the Company sold an aggregate of 18,250 shares of its common stock under the 2019 ATM Facility resulting in net negative proceeds of $0.2 million, after deducting the facility’s costs. During the year ended December 31, 2020, the Company sold an aggregate 925,489 shares of its common stock and received gross proceeds of $8.4 million under the 2019 ATM Facility. The Company paid commissions on the gross proceeds in the aggregate amount of approximately $0.3 million, during the year ended December 31, 2020, resulting in net proceeds of $8.1 million. As of December 31, 2020, the 2019 ATM Facility was fully utilized.

On July 14, 2020, the Company entered into a new ATM equity offering program (2020 ATM Facility) with Jefferies under which the Company may offer and sell shares of the Company’s common stock having an aggregate price of up to $150 million, from time to time, through Jefferies acting as our sales agent. For the year ended December 31, 2020, the Company sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility and received gross proceeds of $10.4 million. The Company paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies and other issuance costs in the aggregate amount of approximately $0.4 million, resulting in net proceeds of $10.0 million. Since December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K, there have been no additional sales of the Company’s stock under the 2020 ATM Facility.

Purchase Agreement

In March 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park Capital Fund, LLC (Lincoln Park), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s consolidated balance sheet. There have been no sales of the Company’s stock under this Purchase Agreement as of December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K.

2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the 2018 Plan) which replaced the Company’s legacy 2017 Equity Incentive Plan (the 2017 Plan). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards. As of December 31, 2020, the 2018 Plan had a maximum of 1,039,531 total shares available for issuance. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to 5.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board.

Options granted under the 2018 Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Board based on the estimated fair value of the Company’s stock on the date of the option grant. The exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. Most option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years.

Repricing of Outstanding Options

On April 22, 2020, the Board approved a repricing of outstanding options to purchase 1,475,093 shares of the Company’s common stock held by employees of the Company, including executive officers (but excluding any employees who serve on the Board) that had exercise prices in excess of the closing stock price on April 22, 2020 and were granted under the Company’s equity incentive plans. As a result of the repricing, the exercise price of such options was lowered to $2.45 per share, the closing price of the Company’s common stock on April 22, 2020. The vesting schedule and term of these options remained unchanged.

The Board effectuated the repricing to realign the value of such options with their intended purpose, which is to retain and motivate the holders of such options to continue to work in the best interests of the Company and its stockholders. Prior to the repricing, many of the options had exercise prices well above the market prices of the Company’s common stock at that time, including prior to the market volatility that had generally been associated with the onset of the COVID-19 pandemic.

The effect of the repricing generated a total incremental cost of approximately $0.4 million, of which approximately $0.2 million was recognized as stock-based compensation expense in the year ended December 31, 2020, with the remainder to be expensed over the remaining vesting periods.

Stock Options

The following summarizes stock option activity for the year ended December 31, 2020:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2019	1,821,093	$5.64	9.24	$17
Granted	852,368	$4.29
Exercised	(3,000)	$2.45
Forfeitures and cancellations	(207,144)	$2.45
Balances as of December 31, 2020 (b)	2,463,317	$3.71	7.98	$4,726
Options exercisable as of December 31, 2020 (b)	1,041,624	$3.52	6.91	$2,177
(a)

Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2020 of $5.35 and the price of the underlying options.

(b)

The weighted-average exercise price per share of the options outstanding and exercisable as of December 31, 2020 includes the impact of the repricing of 1,475,093 options on April 22, 2020 at $2.45 per share.

The aggregate intrinsic value of stock options exercised was $9,000 and $0 for the years ended December 31, 2020 and 2019, respectively. Cash received from stock options exercised was $7,000 and $69,000 for the years ended December 31, 2020 and 2019, respectively.

The fair value of stock options that vested in the years ended December 31, 2020 and 2019 was $4.1 million and $1.4 million, respectively. The weighted-average grant-date fair value of options granted was $3.11 and $4.65 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, unrecognized compensation expense related to unvested stock options was $6.6 million and is expected to be recognized over a weighted-average period of 2.3 years.

2018 Employee Stock Purchase Plan

In October 2018, the Company adopted the 2018 Equity Stock Purchase Plan (ESPP) whereby eligible employees may elect to withhold up to 15% of their earnings to purchase shares of the Company’s common stock at a price per share equal to the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the date of the purchase right (purchase right). Initially, 343,275 shares of the Company’s common stock were approved for issuance under the ESPP pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2028, by the lesser of (1) 1.0% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 343,275 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2).

As of December 31, 2020, the Company had issued 78,764 shares of common stock under the ESPP, 65,443 of which were issued during the year ended December 31, 2020. The Company had 612,529 shares available for future issuance under the ESPP as of December 31, 2020.

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

As of December 31, 2020 and 2019, 153,690 and 265,232 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. The balance sheet reflects an unvested stock liability of $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively. The short-term portion of the unvested stock liability totals approximately $72,000 as of December 31, 2020, and is classified as accrued expenses on the accompanying consolidated balance sheet. The long-term portion of the unvested stock liability totals approximately $53,000 as of December 31, 2020, and is classified as other non-current liabilities on the accompanying consolidated balance sheet.

Stock-based Compensation Expense

On May 28, 2020, the Compensation Committee of the Board issued to its Executive Chairman, Chief Executive Officer and two non-management directors retention stock options to purchase an aggregate of 169,368 shares of the Company’s common stock. These stock option grants immediately vested at the date of grant. The non-cash stock-based compensation expense recognized in the year ended December 31, 2020 associated with these stock option grants totaled $0.4 million. At the time, the Executive Chairman and Chief Executive Officer voluntarily agreed to a 65% and an 85% reduction, respectively, in their base salaries otherwise payable for the remainder of 2020. The two non-management directors voluntarily agreed to forego 100% of their annual cash retainers otherwise payable to such directors for the remainder of 2020.

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the consolidated statement of operations is as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Research and development	$1,773	$1,207
General and administrative	2,044	1,045
Total	$3,817	$2,252

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.65%	2.23%
Expected volatility	89.56%	93.58%
Expected term (in years)	5.77	5.77
Expected dividend yield	0%	0%

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

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Stock options issued and outstanding	2,463,317	1,821,093
Warrants for common stock	80,428	80,428
Awards available under the 2018 Equity Incentive Plan	1,039,531	813,473
Employee stock purchase plan	612,529	503,716
Total	4,195,805	3,218,710

10. Commitments and Contingencies

Leases and Other Commitments

The Company leases certain office space in La Jolla and South San Francisco, California under non-cancelable operating leases. The leases for spaces in La Jolla and South San Francisco expire in February 2022. Rent expense was $0.2 million for both the years ended December 31, 2020 and 2019.

The future minimum lease payments required under non-cancelable leases as of December 31, 2020, are summarized as follows (in thousands):

Years Ending December 31,
2021	$153
2022	26
Total	$179

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

Litigation

As of December 31, 2020, there was no litigation against the Company.

11. Income Taxes

The components of loss before income tax provision (benefit) for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
U.S.	(29,420)	(23,167)
Foreign	(393)	(2,433)
	$(29,813)	$(25,600)

The Company has not recorded a current or deferred tax expense or benefit for the years ended December 31, 2020 and 2019.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Income taxes at statutory rates	$(6,261)	$(5,376)
State income tax, net of federal benefit	-	1
Stock-based compensation	97	276
Permanent items	15	54
Federal research and orphan drug credits	(445)	(684)
Foreign rate differential	367	(158)
Change in federal valuation allowance	6,227	5,887
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$12,338	$7,212
Credits	1,940	1,227
Intangibles	118	129
Equity compensation	888	188
Other	286	221
Total deferred tax assets	15,570	8,977
Valuation allowance	(15,564)	(8,976)
Total deferred tax assets, net of allowance	$6	$1
Deferred tax liabilities:
Other	(6)	(1)
Total deferred tax liabilities	$(6)	$(1)
Net deferred taxes	$-	$-

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $15.6 million as of December 31, 2020 as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $6.6 million during the year ended December 31, 2020.

At December 31, 2020, the Company had federal and California tax loss carry forwards of approximately $53.9 million and $30.7 million, respectively. The federal net operating loss carryover includes $53.0 million of net operating losses generated subsequent to 2017. Federal net operating losses generated after December 31, 2017 carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The federal net operating losses generated prior to 2018 as well as the state net operating loss carry forwards, begin to expire in 2037 unless previously utilized. The Company has $1.9 million of Australian net operating loss carryforwards as of December 31, 2020 that are carried forward indefinitely.

At December 31, 2020, the Company had federal and state tax credit carry forwards of approximately $1.4 million and $0.6 million, respectively, after reduction for uncertain tax positions. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2037, if unused, and the state credits carry forward indefinitely.

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

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Unrecognized tax benefits – beginning	$360	$89
Gross increases – tax positions in prior period	1,988	-
Gross decreases – tax positions in prior period	-	-
Gross increase – current-period tax positions	319	271
Gross decrease – current-period tax positions	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits – ending	$2,667	$360

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

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheet as of December 31, 2020 and has not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2020.

All tax years for both federal and state purposes remain open and subject to examination by tax jurisdictions.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are the extension of the carryback period of certain losses to five years, and the suspension of the 80 percent limitation imposed by the Tax Cuts and Jobs Act of 2017 (TCJA) on utilization of net operating losses generated in 2018, 2019 and 2020 to offset taxable income generated in tax years prior to 2021. The CARES Act also increased the ability to deduct interest expense from 30 percent, as imposed by the TCJA, to 50 percent of modified taxable income. The CARES Act also provides a credit against employee wages, the opportunity to defer payment of a portion of federal payroll taxes to December 2021 and December 2022, and enhanced small business loans to assist businesses impacted by the pandemic. The Company’s tax provision and financial position was not materially impacted by the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, which extended and modified many of the tax related provisions of the CARES Act. The Company does not anticipate a material impact of the Consolidated Appropriations Act on its tax provision or financial position.

12. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company did not made any contributions for the years ended December 31, 2020 or 2019.

13. Selected Quarterly Financial Data (unaudited)

The following table contains unaudited quarterly financial information for the years ended December 31, 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

in thousands (except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Operating expenses	$7,452	$6,610	$6,516	$8,970
Net loss	(7,837)	(6,461)	(6,597)	(8,918)
Net loss per common share, basic and diluted	$(0.45)	$(0.37)	$(0.31)	$(0.36)
Year Ended December 31, 2019
Operating expenses	$6,348	$6,439	$6,324	$7,616
Net loss	(5,950)	(6,069)	(6,014)	(7,567)
Net loss per common share, basic and diluted	$(0.34)	$(0.35)	$(0.35)	$(0.44)

14. Subsequent Events

On February 3, 2021, the Company entered into a securities purchase agreement (the Securities Purchase Agreement) with two institutional investors (the Purchasers), relating to the issuance and sale (the Offering) of an aggregate of 4,285,710 shares of common stock and warrants to purchase 1,285,713 shares of common stock (the Warrants) for aggregate gross proceeds to the Company from this Offering of approximately $30.0 million, excluding any proceeds the Company may receive upon exercise of the Warrants. No underwriter or placement agent participated in the Offering.

The Warrants are exercisable immediately upon issuance at an initial exercise price of $14.00 per share and are exercisable on a cashless basis. The Warrants expire on the earlier of (i) the fifth anniversary of issuance or (ii) the 15th calendar date following the date on which the Company closes upon an equity financing that results in not less than $25 million of gross proceeds to the Company at a price per share of common stock equal to or greater than $25.00, at which time, all remaining Warrants will automatically exercise on a cashless basis.

The exercise price and the number of shares of common stock purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, reclassifications and combinations of the Company’s common stock.

Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to appoint Dr. Yu (Katherine) Xu, Ph. D. to the Board as a nominee of the Purchasers.