Form 10-Q
period 2021-03-31
Equillium, Inc.
filed 2021-05-13
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 29,040,270 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,861	$23,982
Short-term investments	53,218	58,181
Prepaid expenses and other current assets	2,536	3,011
Total current assets	106,615	85,174
Property and equipment, net	223	239
Other assets	-	15
Total assets	$106,838	$85,428
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,324	$2,766
Accrued expenses	2,593	2,813
Current portion of long-term notes payable	2,500	1,666
Total current liabilities	7,417	7,245
Long-term notes payable	7,506	8,275
Other non-current liabilities	35	54
Total liabilities	14,958	15,574
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 29,040,270 and 24,753,102 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	172,049	141,074
Accumulated other comprehensive loss	(255)	(297)
Accumulated deficit	(79,916)	(70,925)
Total stockholders' equity	91,880	69,854
Total liabilities and stockholders' equity	$106,838	$85,428

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$5,880	$4,706
General and administrative	2,815	2,746
Total operating expenses	8,695	7,452
Loss from operations	(8,695)	(7,452)
Other expense, net:
Interest expense	(271)	(273)
Interest income	26	220
Other expense, net	(51)	(332)
Total other expense, net	(296)	(385)
Net loss	$(8,991)	$(7,837)
Other comprehensive income, net:
Unrealized (loss) gain on available-for-sale securities, net	(3)	138
Foreign currency translation gain	45	315
Total other comprehensive income, net	42	453
Comprehensive loss	$(8,949)	$(7,384)
Net loss per share, basic and diluted	$(0.33)	$(0.45)
Weighted-average common shares outstanding, basic and diluted	27,325,372	17,562,551

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	17,425,654	$1	$82,938	$21	$(41,112)	$41,848
Issuance of common stock under ATM, net of issuance costs	174,649	-	825	-	-	825
Issuance of common stock	83,662	-	252	-	-	252
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	787	-	-	787
Other comprehensive income	-	-	-	453	-	453
Net loss	-	-	-	-	(7,837)	(7,837)
Balance at March 31, 2020	17,683,965	$1	$84,820	$474	$(48,949)	$36,346

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	24,753,102	$2	$141,074	$(297)	$(70,925)	$69,854
Issuance of common stock under registered direct offering, net of offering costs	4,285,710	-	29,909	-	-	29,909
Exercise of stock options	1,458	-	4	-	-	4
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,044	-	-	1,044
Other comprehensive income	-	-	-	42	-	42
Net loss	-	-	-	-	(8,991)	(8,991)
Balance at March 31, 2021	29,040,270	$2	$172,049	$(255)	$(79,916)	$91,880

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(8,991)	$(7,837)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17	8
Stock-based compensation	1,044	787
Net unrealized loss on foreign currency transactions	50	336
Non-cash consulting expense	-	81
Amortization of term loan discount and issuance costs	64	65
Realized gain on investments	-	(13)
Amortization/accretion of investments, net	100	(7)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	481	299
Accounts payable	(489)	(39)
Accrued expenses	(220)	(50)
Net cash used in operating activities	(7,944)	(6,370)
Investing activities:
Purchases of property and equipment	-	(15)
Purchases of short-term investments	(7,605)	(2,225)
Maturities of short-term investments	12,465	15,245
Net cash provided by investing activities	4,860	13,005
Financing activities:
Proceeds from registered direct offering, net of offering costs	29,960	-
Proceeds from issuance of common stock under ATM facility, net of issuance costs	-	775
Proceeds from exercise of stock options	4	-
Net cash provided by financing activities	29,964	775
Effect of exchange rate changes on cash and cash equivalents	(1)	(15)
Net increase in cash and cash equivalents	26,879	7,395
Cash and cash equivalents at beginning of period	23,982	13,219
Cash and cash equivalents at end of period	$50,861	$20,614
Supplemental disclosures of non-cash activities:
Registered direct offering issuance costs in accounts payable	$50	$-
Issuance of commitment shares to Lincoln Park pursuant to agreement	$-	$171

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

From inception through March 31, 2021, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing three initial Investigational New Drug applications (INDs), conducting clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with operating as a public company. In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of March 31, 2021, the Company had $104.1 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of itolizumab (EQ001) and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab (EQ001) or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of March 31, 2021 will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

The COVID-19 outbreak in the United States and the rest of the world has caused disruptions to the Company’s business, which has delayed results of the Company’s clinical trials and adversely impacted the Company’s business. The Company cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues will impact the Company’s business, nor can it predict potential adverse impacts related to the availability of capital to fund the Company’s operations. Additionally, the Company’s workforce and outside consultants may also be affected, which could result in an adverse impact on the Company’s ability to conduct business. Any of these factors, alone or in combination with others, could harm the Company’s business, results of operations, financial condition or liquidity. However, the magnitude, timing, and duration of any such potential financial impacts cannot be reasonably estimated at this time.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2021.

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses their local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2021 and 2020, net realized and unrealized gains totaled $0.1 million and $0.3 million, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB ASC 840 and creates Topic 842, Leases. The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. For companies that are not emerging growth companies (EGCs), ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326),Derivatives and Hedging (Topic 815) and Leases (Topic 842), Effective Dates (ASU 2019-10), which included a one-year deferral of the effective date of ASU 2016-02 for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company expects to adopt the new standard in the fourth quarter of 2021 using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2021, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its consolidated statements of operations and consolidated comprehensive loss or its consolidated statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.

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

Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

Australian Research and Development Tax Incentive

The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. However, the Company must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is a reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2021	2020
Common stock options	3,946,817	2,014,093
Common stock warrants	1,366,141	80,428
Total	5,312,958	2,094,521

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	March 31,	for Identical	Observable	Inputs
	2021	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$52,727	$52,727	$-	$-
Certificates of deposit	491	491	-	-
Total	$53,218	$53,218	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2020	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$56,220	$56,220	$-	$-
Certificates of deposit	1,961	1,961	-	-
Total	$58,181	$58,181	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $10.0 million at March 31, 2021 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At March 31, 2021 and December 31, 2020, the Company had investments in money market funds of $42.4 million and $17.4 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
March 31, 2021
U.S. treasury securities	1 or less	$50,165	$5	$-	$50,170
U.S. treasury securities	>1 and <5	2,558	-	(1)	2,557
Certificates of deposit	1 or less	490	1	-	491
Total		$53,213	$6	$(1)	$53,218
December 31, 2020
U.S. treasury securities	1 or less	$56,218	$6	$(4)	$56,220
Certificates of deposit	1 or less	1,955	6	-	1,961
Total		$58,173	$12	$(4)	$58,181

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. For the three months ended March 31, 2021 and 2020, there were net gross realized gains on short-term investments totaling $0 and $13,000, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued payroll and other employee benefits	$1,104	$1,870
Clinical studies	1,081	493
Other accruals	235	307
Preclinical studies	102	72
Accrued interest	71	71
Total accrued expenses	$2,593	$2,813

5. Notes Payable

On September 30, 2019 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) whereby the Company can borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, the Company borrowed $10.0 million from the Lenders (Term A Loan).

Under the terms of the Loan Agreement, the Company may, at its sole discretion, borrow from the Lenders (i) up to an additional $5.0 million (Term B Loan) upon the Company’s achievement of positive topline data in either the Company’s (a) Phase 1b aGVHD trial of itolizumab (EQ001) or (b) Phase 1b asthma trial of itolizumab (EQ001), supporting a formal decision to advance into Phase 2 development, and as confirmed by the Company’s Board of Directors (the Term B Milestone) and (ii) up to an additional $5.0 million (Term C Loan and together with Term A Loan and Term B Loan, the Term Loans) upon the Company’s achievement of positive topline data in both the Company’s Phase 1b aGVHD trial of itolizumab (EQ001) and the Company’s Phase 1b asthma trial of itolizumab (EQ001), supporting a formal decision to advance into Phase 2 development, and as confirmed by the Company’s Board of Directors (the Term C Milestone). The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term B Milestone, and (iii) the occurrence of an event of default. The Company may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term C Milestone, and (iii) the occurrence of an event of default. As of December 31, 2020, the Company did not achieve the Term B or Term C Milestone and is not eligible to receive the additional funding up to $10.0 million under the Loan Agreement.

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Principal	$10,000	$10,000
Add: accreted liability for Final Payment fee	211	176
Less: unamortized discount	(205)	(235)
Total	$10,006	$9,941

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At March 31, 2021, the Company was in compliance with the covenants contained in the Loan Agreement.

On December 18, 2020, the Company entered into the First Amendment to the Loan Agreement (the First Amendment) with the Lenders whereby if the Company achieves the Term B Milestone on or prior to June 30, 2021, the interest-only payments will be automatically extended through December 31, 2021. The Company has not yet achieved the Term B Milestone as of March 31, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

On April 23, 2021, the Company entered into the Second Amendment to the Loan Agreement (the Second Amendment) which added two new milestones: (i) the Company achieving positive data in the Company's Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by the Company's Board of Directors in written board minutes (the Interest-Only Extension Milestone) and (ii) the Company initiating a pivotal Phase 3 aGVHD trial (the Interest-Only Extension II Milestone). If the Company achieves the Interest-Only Milestone on or prior to June 30, 2021, then interest-only payments will be automatically extended through June 30, 2022. If the Company achieves the Interest-Only Extension II

Milestone on or prior to June 30, 2022, then interest-only payments will be automatically extended through September 30, 2022. The Company has not yet achieved either the Interest-Only Extension Milestone or the Interest-Only Extension II Milestone since the execution date of the Second Amendment and through the date of the filing of this Quarterly Report on Form 10-Q. The Second Amendment also amended the final payment percentage from 4.5% to 5.0%.

Future maturities of the Term Loans, including the Final Payment fee, as of March 31, 2021 are as follows (in thousands):

March 31,
2021
Remainder of 2021	$1,667
Year ending December 31, 2022	3,333
Year ending December 31, 2023	3,333
Year ending December 31, 2024	2,117
10,450
Unaccreted balance for Final Payment fee on Term Loans	(239)
Unamortized discounts	(205)
10,006
Less current portion	(2,500)
Noncurrent portion	$7,506

6. Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement (which was amended in September 2018, April 2019, December 2019, and April 2021), clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively License Agreements) with Biocon SA (together with Biocon Limited, Biocon). Pursuant to the License Agreements, Biocon granted the Company an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab that uses Biocon technology or Biocon know-how (collectively a Biocon Product) in the United States, Canada, Australia and New Zealand (collectively Company Territory). However, unless the Company achieves certain regulatory and development milestones within a specific time period, the licensed rights, other than development rights, are limited to the fields of orphan indications and the treatment of conditions related to asthma and lupus. The Company also has the right to sublicense through multiple tiers to third parties, provided such sublicenses comply with the terms of the License Agreements and the Company provides Biocon a copy of each sublicense agreement within 30 days of execution. If the Company grants a third party a sublicense of its rights to develop and commercialize Biocon Products in Australia or New Zealand, the Company will be required to pay Biocon a high double-digit percentage of any upfront payment the Company receives from such sublicensee for such sublicense, as well as a high double-digit percentage of any additional payments the Company receives from such sublicensee for such sublicense, including but not limited to royalty payments on net sales of Biocon Products by such sublicensee. Under the License Agreements, the Company granted back to Biocon a license to use its technology and know-how related to itolizumab and Biocon Products in certain countries outside of the Company’s Territory. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of itolizumab clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon a total of 2,316,134 shares of common stock.

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of March 31, 2021, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

7. Stockholders’ Equity

As of March 31, 2021, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 29,040,270 and 24,753,102 shares of common stock outstanding as of March 31, 2021 and December 31, 2020, respectively.

Registered Direct Offering and related warrants

On February 3, 2021, the Company entered into a securities purchase agreement (the Securities Purchase Agreement) with two institutional investors (the Purchasers), relating to the issuance and sale (the Offering) of an aggregate of 4,285,710 shares of common stock and warrants to purchase 1,285,713 shares of common stock (the Warrants) for aggregate gross proceeds to the Company from this Offering of approximately $30.0 million, excluding any proceeds the Company may receive upon exercise of the Warrants. No underwriter or placement agent participated in the Offering. The proceeds, net of related issuance costs, were $29.9 million.

The Warrants are exercisable immediately upon issuance at an initial exercise price of $14.00 per share and are exercisable on a cashless basis. The Warrants expire on the earlier of (i) the fifth anniversary of issuance or (ii) the 15th calendar date following the date on which the Company closes upon an equity financing that results in not less than $25 million of gross proceeds to the Company at a price per share of common stock equal to or greater than $25.00, at which time, all remaining Warrants will automatically be exercised on a cashless basis. The exercise price and the number of shares of common stock purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, reclassifications and combinations of the Company’s common stock. All of the warrants are recorded within equity in accordance with authoritative accounting guidance.

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

The maximum aggregate offering price of common stock that could be sold under the 2019 ATM Facility was $8.45 million. The 2019 ATM Facility was fully utilized as of early July 2020 and, therefore, there was no activity during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company sold an aggregate of 174,649 shares of its common stock under the 2019 ATM Facility resulting in net proceeds of $0.8 million.

On July 14, 2020, the Company entered into a new ATM equity offering program (2020 ATM Facility) with Jefferies under which the Company may offer and sell shares of the Company’s common stock having an aggregate price of up to $150 million, from time to time, through Jefferies acting as our sales agent. During the three months ended March 31, 2021 and 2020, there was no activity under the 2020 ATM Facility. As of March 31, 2021, the Company sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility and received gross proceeds of $10.4 million. The Company paid commissions on the gross proceeds, plus reimbursement of expenses to Jefferies and other issuance costs in the aggregate amount of approximately $0.4 million, resulting in net proceeds of $10.0 million. Since March 31, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no additional sales of the Company’s stock under the 2020 ATM Facility.

Purchase Agreement

On March 27, 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park Capital Fund, LLC (Lincoln Park), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet. There have been no sales of the Company’s stock under this Purchase Agreement as of March 31, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

Stock Options

The following table summarizes the stock option activity during the three months ended March 31, 2021:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	2,463,317	$3.71
Granted	1,493,500	$5.14
Exercised	(1,458)	$2.45
Forfeitures and cancellations	(8,542)	$3.96
Options outstanding at March 31, 2021	3,946,817	$4.25	8.51	$11,473
Options exercisable at March 31, 2021	1,210,431	$3.48	6.83	$4,453
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2021 of $7.15 and the price of the underlying options.

At March 31, 2021, unamortized stock compensation for stock options was $11.0 million, with a weighted-average recognition period of 2.9 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$474	$414
General and administrative	570	373
Total	$1,044	$787

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2021 is as follows:

	March 31,	December 31,
	2021	2020
Stock options issued and outstanding	3,946,817	2,463,317
Warrants for common stock	1,366,141	80,428
Awards available under the 2018 Equity Incentive Plan	792,228	1,039,531
Employee stock purchase plan	860,060	612,529
Total	6,965,246	4,195,805

8. Subsequent Events

As described in further detail in Note 5, the Company amended its Loan Agreement with its Lenders on April 23, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Equillium, Inc.

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

In July 2019, our IND for lupus/lupus nephritis was accepted by the FDA, and we initiated the EQUALISE study, a Phase 1b proof-of-concept multiple ascending dose clinical trial for the treatment of lupus nephritis in September 2019. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of lupus nephritis in December 2019. The first part of the EQUALISE study is focused on evaluating the safety of itolizumab (EQ001) in patients with systemic lupus erythematosus (SLE) followed by a second part in lupus nephritis patients where, in addition to safety, potential clinical activity of itolizumab (EQ001) will be assessed. In September 2020, our EQUALISE study was amended to allow for testing doses up to 3.2 mg/kg in lupus nephritis patients, allow for a longer duration of treatment up to 26 weeks, and to change the design to an open-label study. In March 2021, we reported favorable topline data from the Type A group of the EQUALISE study in patients with SLE. Through that topline data in the Type A group of the EQUALISE study, itolizumab (EQ001) administered subcutaneously was safe and well tolerated and demonstrated a dose-dependent reduction of cell surface CD6 expression on effector T cells, which is a leading indicator of drug activity, consistent with itolizumab's mechanism of action.

In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus/lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and our concern for the well-being of patients and their caregivers. In July 2020, we announced that patient enrollment in both of those trials had resumed. We did not pause enrollment of patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains an ongoing risk that enrollment of all three of our current Phase 1b trials and the timing of topline data from those trials may be adversely impacted by the COVID-19 pandemic.

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

We have ongoing translational biology programs to assess the therapeutic potential of itolizumab (EQ001) in additional indications where CD6 and its ligand, Activated Leukocyte Cell Adhesion Molecule, or ALCAM, play an important role in the pathogenesis of T cell mediated diseases. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing itolizumab (EQ001) into further development.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing three INDs, conducting clinical development of itolizumab (EQ001) and the general and administrative activities associated with operating as a public company. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. Our net losses were $9.0 million for the three months ended March 31, 2021 and $29.8 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $79.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2021, will enable us to fund our currently planned operations for at least the next 12 months.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$5,880	$4,706
General and administrative	2,815	2,746
Interest expense	(271)	(273)
Interest income	26	220
Other expense, net	(51)	(332)

Research and Development Expenses

Research and development expenses were $5.9 million and $4.7 million for three months ended March 31, 2021 and 2020, respectively.

The increase of $1.2 million in research and development expenses for the three months ended March 31, 2021, compared to the same period in 2020, included the following changes:

•
$0.7 million increase in clinical development activities, primarily related to our aGVHD and lupus/lupus nephritis clinical trials as well as purchases of drug product from Biocon for our clinical trials;
•
$0.6 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$0.1 million increase in preclinical activities;
•
$0.1 million decrease in overhead expenses primarily related to decreased travel expenses associated with our research and development activities, much of which resulted from the impact associated with the COVID-19 pandemic; and
•
$0.1 million decrease in consulting expenses.

General and Administrative Expenses

General and administrative expenses were $2.8 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively.

The increase of $0.1 million in general and administrative expenses for the three months ended March 31, 2021, compared to the same period in 2020, primarily included the following changes:

•
$0.5 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$0.2 million decrease in consulting expenses;
•
$0.1 million decrease in legal fees; and
•
$0.1 million decrease in overhead expenses primarily related to lower director and officers insurance expenses as well as decreased travel expenses associated with our general and administrative activities, much of which resulted from the impact associated with the COVID-19 pandemic.

Interest Expense

Interest expense was $0.3 million for both the three months ended March 31, 2021 and 2020. Interest expense consists of interest on our term notes payable.

Interest Income

Interest income was $26,000 and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest income was primarily due to lower interest rates during 2021 compared to 2020.

Other Expense, net

Other expense, net was $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The decrease relates primarily to a decrease in net foreign currency transaction unrealized gains during the three months ended March 31, 2021.

Liquidity and Capital Resources

From inception through March 31, 2021, we have raised an aggregate of approximately $178.1 million in gross proceeds pursuant to our IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of March 31, 2021, we had $50.9 million in cash and cash equivalents and $53.2 million in short-term investments.

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

At-the-Market Offering Program

In November 2019, we entered into an Open Market Sales AgreementSM with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $8.45 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent, or the 2019 ATM Facility. Under the 2019 ATM Facility, we set certain parameters for the sale of shares, which may include but are not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of March 31, 2021, the 2019 ATM Facility has been fully utilized. We sold an aggregate of 943,739 shares of our common stock under the 2019 ATM Facility for gross proceeds of $8.45 million.

On July 14, 2020, we entered into another Open Market Sales Agreement with Jefferies for a new ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. We are not obligated to make any sales under the 2020 ATM Facility. As of March 31, 2021, we sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility, for gross proceeds of $10.4 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies, legal fees and other issuance costs in the aggregate amount of $0.4 million, resulting in net proceeds of $10.0 million. There have been no further sales of shares under the 2020 ATM Facility through the date of the filing of this Quarterly Report on Form 10-Q.

September 2019 Loan Agreement

On September 30, 2019, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or together, the Lenders, pursuant to which we can borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $10.0 million, or Term A Loan. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders (i) up to an additional $5.0 million, or Term B Loan, upon our achievement of positive topline data in either our (a) itolizumab (EQ001) Phase 1b aGVHD trial or (b) itolizumab (EQ001) Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, or the Term B Milestone, and (ii) up to an additional $5.0 million, or Term C Loan and together with Term A Loan and Term B Loan, the Term Loans, upon our achievement of positive topline data in both our EQ001 Phase 1b aGVHD trial and our itolizumab (EQ001) Phase 1b asthma trial, supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, or the Term C Milestone.  We may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term B Milestone, and (iii) the occurrence of an event of default. We may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone and ending on the earliest of (i) December 31, 2020, (ii) 60 days after achieving the Term C Milestone, and (iii) the occurrence of an event of default. As of December 31, 2020, the Company did not achieve the Term B or Term C Milestone and was not eligible to receive the additional funding up to $10.0 million under the Loan Agreement.

On December 18, 2020, the Company entered into the First Amendment to the Loan Agreement (the First Amendment) with the Lenders whereby if the Company achieves the Term B Milestone on or prior to June 30, 2021, the interest-only payments will be automatically extended through December 31, 2021. The Company did not achieve the Term B Milestone as of March 31, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

On April 23, 2021, the Company entered into the Second Amendment to the Loan Agreement (the Second Amendment) which added two new milestones: (i) the Company achieving positive data in the Company's Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by the Company's Board of Directors in written board minutes (the Interest-Only Extension Milestone) and (ii) the Company initiating a pivotal Phase 3 aGVHD trial (the Interest-Only Extension II Milestone). If the Company achieves the Interest-Only Milestone on or prior to June 30, 2021, then interest-only payments will be automatically extended through June 30, 2022. If the Company achieves the Interest-Only Extension II Milestone on or prior to June 30, 2022, then interest-only payments will be automatically extended through September 30, 2022. The Company has not yet achieved either the Interest-Only Extension Milestone or the Interest-Only Extension II Milestone since the execution date of the Second Amendment and through the date of the filing of this Quarterly Report on Form 10-Q. The Second Amendment also amended the final payment percentage from 4.5% to 5.0%.

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

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2021 will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001) or whether, or when, we may achieve profitability.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $79.9 million as of March 31, 2021. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(7,944)	$(6,370)
Investing activities	4,860	13,005
Financing activities	29,964	775
Effect of exchange rate changes on cash	(1)	(15)
Net increase in cash and cash equivalents	$26,879	$7,395

Operating Activities

Net cash used in operating activities was $7.9 million during the three months ended March 31, 2021 as compared to $6.4 million during the three months ended March 31, 2020. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses during the three months ended March 31, 2021 related to a ramp up in our research and clinical development activities.

Investing Activities

Net cash provided by investing activities was $4.9 million during the three months ended March 31, 2021. We purchased $7.6 million of short-term investments, and $12.5 million of our short-term investments matured during the period. There were no purchases of property and equipment for the three months ended March 31, 2021.

Net cash provided by investing activities was $13.0 million during the three months ended March 31, 2020. We purchased $2.2 million of short-term investments, and $15.2 million of our short-term investments matured during the period. Purchases of property and equipment for the three months ended March 31, 2020 totaled $15,000.

Financing Activities

Net cash provided by financing activities totaled $30.0 million during the three months ended March 31, 2021. We received net proceeds from the sale of shares associated with our registered direct offering totaling $30.0 million.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 12, 2018. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of March 31, 2021, we have used $53.8 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

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

10.1

Purchase Agreement between the Company and the Purchasers, dated February 3, 2021, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2021.

10.2+

Amended and Restated Offer Letter, effective January 26, 2021, by and between the Registrant and Joel Rothman, incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2021.

10.3*	Fourth Amendment to Collaboration and License Agreement by and between Registrant and Biocon Limited, dated April 14, 2021.

10.4*	Second Amendment to Loan and Security Agreement by and between Registrant and Oxford Finance LLC, dated April 23, 2021

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)