Form 10-Q
period 2021-06-30
Equillium, Inc.
filed 2021-08-10
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 29,382,806 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,525	$23,982
Short-term investments	24,118	58,181
Prepaid expenses and other current assets	1,923	3,011
Total current assets	99,566	85,174
Property and equipment, net	254	239
Other assets	17	15
Total assets	$99,837	$85,428
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,816	$2,766
Accrued expenses	3,164	2,813
Current portion of long-term notes payable	-	1,666
Total current liabilities	4,980	7,245
Long-term notes payable	10,067	8,275
Other non-current liabilities	17	54
Total liabilities	15,064	15,574
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 29,382,806 and 24,753,102 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	174,054	141,074
Accumulated other comprehensive loss	(209)	(297)
Accumulated deficit	(89,074)	(70,925)
Total stockholders' equity	84,773	69,854
Total liabilities and stockholders' equity	$99,837	$85,428

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,985	$3,893	$11,865	$8,599
General and administrative	2,858	2,717	5,673	5,463
Total operating expenses	8,843	6,610	17,538	14,062
Loss from operations	(8,843)	(6,610)	(17,538)	(14,062)
Other (expense) income, net:
Interest expense	(270)	(274)	(541)	(547)
Interest income	13	122	39	342
Other (expense) income, net	(58)	301	(109)	(31)
Total other (expense) income, net	(315)	149	(611)	(236)
Net loss	$(9,158)	$(6,461)	$(18,149)	$(14,298)
Other comprehensive income (loss), net:
Unrealized (loss) gain on available-for-sale securities, net	(5)	(69)	(8)	69
Foreign currency translation gain (loss)	51	(308)	96	7
Total other comprehensive income (loss), net	46	(377)	88	76
Comprehensive loss	$(9,112)	$(6,838)	$(18,061)	$(14,222)
Net loss per share, basic and diluted	$(0.31)	$(0.37)	$(0.64)	$(0.81)
Weighted-average common shares outstanding, basic and diluted	29,076,562	17,692,731	28,205,805	17,627,641

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	17,425,654	$1	$82,938	$21	$(41,112)	$41,848
Issuance of common stock under ATM, net of issuance costs	174,649	-	825	-	-	825
Issuance of common stock	83,662	-	252	-	-	252
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	787	-	-	787
Other comprehensive income	-	-	-	453	-	453
Net loss	-	-	-	-	(7,837)	(7,837)
Balance at March 31, 2020	17,683,965	$1	$84,820	$474	$(48,949)	$36,346
Issuance of common stock under employee stock purchase plan	39,885		$96			96
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,350	-	-	1,350
Other comprehensive loss	-	-	-	(377)	-	(377)
Net loss	-	-	-	-	(6,461)	(6,461)
Balance at June 30, 2020	17,723,850	$1	$86,284	$97	$(55,410)	$30,972

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	24,753,102	$2	$141,074	$(297)	$(70,925)	$69,854
Issuance of common stock under registered direct offering, net of offering costs	4,285,710	-	29,909	-	-	29,909
Exercise of stock options	1,458	-	4	-	-	4
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,044	-	-	1,044
Other comprehensive income	-	-	-	42	-	42
Net loss	-	-	-	-	(8,991)	(8,991)
Balance at March 31, 2021	29,040,270	$2	$172,049	$(255)	$(79,916)	$91,880
Issuance of common stock under employee stock purchase plan	48,966	-	127	-	-	127
Exercise of stock options	293,570	-	796	-	-	796
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,064	-	-	1,064
Other comprehensive income	-	-	-	46	-	46
Net loss	-	-	-	-	(9,158)	(9,158)
Balance at June 30, 2021	29,382,806	$2	$174,054	$(209)	$(89,074)	$84,773

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(18,149)	$(14,298)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	34	15
Stock-based compensation	2,108	2,137
Net unrealized loss on foreign currency transactions	107	34
Non-cash consulting expense	-	81
Amortization of term loan discount and issuance costs	126	130
Realized gain on investments	-	(13)
Amortization of discount on investments, net	205	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,252	890
Accounts payable	(971)	(100)
Accrued expenses	350	(334)
Net cash used in operating activities	(14,938)	(11,450)
Investing activities:
Purchases of property and equipment	(23)	(15)
Purchases of short-term investments	(7,605)	(2,225)
Maturities of short-term investments	41,455	23,700
Net cash provided by investing activities	33,827	21,460
Financing activities:
Proceeds from registered direct offering, net of offering costs	29,909	-
Proceeds from issuance of common stock under ATM facility, net of issuance costs	-	775
Proceeds from exercise of stock options	626	-
Proceeds from ESPP purchase	127	96
Net cash provided by financing activities	30,662	871
Effect of exchange rate changes on cash and cash equivalents	(8)	(17)
Net increase in cash and cash equivalents	49,543	10,864
Cash and cash equivalents at beginning of period	23,982	13,219
Cash and cash equivalents at end of period	$73,525	$24,083
Supplemental disclosures of non-cash activities:
Unsettled stock option exercises	$174	$-
Amounts included in accounts payable for purchases of property and equipment	$25	$-
Issuance of commitment shares to Lincoln Park pursuant to agreement	$-	$171

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging deep understanding of immunology to develop novel products to treat severe autoimmune and inflammatory disorders with high unmet medical need.

From inception through June 30, 2021, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three initial Investigational New Drug applications (INDs), conducting clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with operating a public company. In addition, the Company has a limited operating history, has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of June 30, 2021, the Company had $97.6 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of itolizumab (EQ001) and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab (EQ001) or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses their local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2021, net realized and unrealized losses totaled $0.1 million, respectively. For the three months ended June 30, 2020, net realized and unrealized gains totaled $0.3 million. For the six months ended June 30, 2020, net realized and unrealized losses totaled $44,000.

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

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the non-clinical or clinical study as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and development personnel and other key personnel as well as considering input from representatives of our contract service providers as to the progress of studies, or other services being conducted. During the course of a study, the Company adjusts its rate of expense recognition if actual results differ from its estimates. The Company classifies its estimates for accrued research and development expenses as accrued expenses on the accompanying condensed consolidated balance sheet.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock options	3,839,951	2,414,461	3,839,951	2,414,461
Common stock warrants	1,366,141	80,428	1,366,141	80,428
Total	5,206,092	2,494,889	5,206,092	2,494,889

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	June 30,	for Identical	Observable	Inputs
	2021	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$24,118	$24,118	$-	$-
Total	$24,118	$24,118	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2020	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$56,220	$56,220	$-	$-
Certificates of deposit	1,961	1,961	-	-
Total	$58,181	$58,181	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $10.1 million at June 30, 2021 approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At June 30, 2021 and December 31, 2020, the Company had investments in money market funds of $66.6 million and $17.4 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
June 30, 2021
U.S. treasury securities	1 or less	$24,118	$1	$(1)	$24,118
Total		$24,118	$1	$(1)	$24,118
December 31, 2020
U.S. treasury securities	1 or less	$56,218	$6	$(4)	$56,220
Certificates of deposit	1 or less	1,955	6	-	1,961
Total		$58,173	$12	$(4)	$58,181

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. For the six months ended June 30, 2021 and 2020, there were net gross realized gains on short-term investments totaling $0 and $13,000, respectively. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued payroll and other employee benefits	$1,777	$1,870
Clinical studies	906	493
Other accruals	224	307
Non-clinical research	188	72
Accrued interest	69	71
Total accrued expenses	$3,164	$2,813

5. Notes Payable

On September 30, 2019 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) whereby the Company could borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, the Company borrowed $10.0 million from the Lenders (Term A Loan).

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

All of the Term Loans mature on June 1, 2024 (the Maturity Date) and are repaid through interest-only payments through June 30, 2021, followed by 36 equal monthly principal payments and interest. The Term Loans bear interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

On December 18, 2020, the Company entered into the First Amendment to the Loan Agreement (the First Amendment) with the Lenders whereby if the Company achieves the Term B Milestone on or prior to June 30, 2021, the interest-only payments will be automatically extended through December 31, 2021.

On April 23, 2021, the Company entered into the Second Amendment to the Loan Agreement (the Second Amendment) which added two new milestones: (i) the Company achieving positive data in the Company's Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by the Company's Board of Directors in written board minutes (the Interest-Only Extension Milestone) and (ii) the Company initiating a pivotal Phase 3 aGVHD trial (the Interest-Only Extension II Milestone). If the Company achieves the Interest-Only Extension Milestone on or prior to June 30, 2021, then interest-only payments will be automatically extended through June 30, 2022. If the Company achieves the Interest-Only Extension II Milestone on or prior to June 30, 2022, then interest-only payments will be automatically extended through September 30, 2022. The Second Amendment also amended the final payment percentage from 4.5% to 5.0%.

In May 2021, the Company achieved the Interest-Only Extension Milestone. Due to the achievement of the Interest-Only Extension Milestone, the interest-only payments have been extended through June 30, 2022, followed by 24 equal monthly principal payments and interest. The Company has not achieved the Interest-Only Extension II Milestone as of June 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

The Company will be required to make a final payment of 5.00% of the original principal amount of the Term Loans drawn payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the Final Payment). The Company may prepay all, but not less than all, of the Term Loans upon 30 days’ advance written notice to the Lenders, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the applicable funding date, (ii) 2.00% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the applicable funding date, and (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the Maturity Date (each, a Prepayment Fee).

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

Under authoritative guidance, the Second Amendment does not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the Second Amendment is accounted for as a debt modification. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt was computed and applied prospectively. The new effective interest rate is 10.58%.

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Principal	$10,000	$10,000
Add: accreted liability for Final Payment fee	244	176
Less: unamortized discount	(177)	(235)
Total	$10,067	$9,941

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At June 30, 2021, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of June 30, 2021 are as follows (in thousands):

June 30,
2021
Remainder of 2021	$-
Year ending December 31, 2022	2,500
Year ending December 31, 2023	5,000
Year ending December 31, 2024	3,000
10,500
Unaccreted balance for Final Payment fee on Term Loans	(256)
Unamortized discounts	(177)
10,067
Less current portion	-
Noncurrent portion	$10,067

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of June 30, 2021, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

7. Stockholders’ Equity

As of June 30, 2021, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 29,382,806 and 24,753,102 shares of common stock outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

The maximum aggregate offering price of common stock that could be sold under the 2019 ATM Facility was $8.45 million. The 2019 ATM Facility was fully utilized in July 2020 and, therefore, there was no activity during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company sold an aggregate of 174,649 shares of its common stock under the 2019 ATM Facility resulting in net proceeds of $0.8 million.

On July 14, 2020, the Company entered into a new ATM equity offering program (2020 ATM Facility) with Jefferies under which the Company may offer and sell shares of the Company’s common stock having an aggregate price of up to $150 million, from time to time, through Jefferies acting as our sales agent. During the six months ended June 30, 2021, there was no activity under the 2020 ATM Facility. As of June 30, 2021, the Company sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility and received gross proceeds of $10.4 million. The Company paid commissions on the gross proceeds, plus reimbursement of expenses to Jefferies and other issuance costs in the aggregate amount of approximately $0.4 million, resulting in net proceeds of $10.0 million. Since June 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no additional sales of the Company’s stock under the 2020 ATM Facility.

Purchase Agreement

On March 27, 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park Capital Fund, LLC (Lincoln Park), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet. There have been no sales of the Company’s stock under this Purchase Agreement as of June 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

Stock Options

The following table summarizes the stock option activity during the six months ended June 30, 2021:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	2,463,317	$3.71
Granted	1,750,580	$5.35
Exercised	(295,028)	$2.72
Forfeitures and cancellations	(78,918)	$4.29
Options outstanding at June 30, 2021	3,839,951	$4.53	8.83	$5,898
Options exercisable at June 30, 2021	1,068,656	$3.72	8.04	$2,556
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2021 of $5.89 and the price of the underlying options.

At June 30, 2021, unamortized stock compensation for stock options was $10.8 million, with a weighted-average recognition period of 2.9 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$462	$488	$936	$902
General and administrative	602	862	1,172	1,235
Total	$1,064	$1,350	$2,108	$2,137

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2021 is as follows:

	June 30,	December 31,
	2021	2020
Stock options issued and outstanding	3,839,951	2,463,317
Warrants for common stock	1,366,141	80,428
Awards available under the 2018 Equity Incentive Plan	605,524	1,039,531
Employee stock purchase plan	811,094	612,529
Total	6,622,710	4,195,805

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

Overview

We are a clinical-stage biotechnology company leveraging deep understanding of immunobiology to develop novel products to treat severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our initial product candidate, itolizumab (EQ001), is a clinical-stage, first-in-class monoclonal antibody that selectively targets CD6, a co-stimulatory receptor differentially expressed on subsets of pro-inflammatory T cells. CD6 plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking. Activated Teff cells drive a number of immuno-inflammatory diseases across therapeutic areas including transplant science, systemic autoimmunity, pulmonary, neurologic, gastrointestinal, renal, vascular, ophthalmic and dermatologic disorders. Therefore, we believe itolizumab (EQ001) may have broad therapeutic utility in treating a large and diverse set of severe immuno-inflammatory diseases.

Our pipeline is focused on developing itolizumab (EQ001) as a potential best-in-class, disease modifying treatment for multiple severe immuno-inflammatory disorders. We currently have active clinical development programs for itolizumab (EQ001) for the treatment of acute graft-versus-host disease, or aGVHD, lupus/lupus nephritis and uncontrolled asthma.

The EQUATE study is a Phase 1b/2 clinical trial of itolizumab (EQ001) for the first-line treatment of aGVHD. In June 2021, we announced positive topline results from the Phase 1b portion of the EQUATE study. In July 2021, we announced the completion of an End-of-Phase 1 meeting with the FDA which confirmed a path to advance itolizumab (EQ001) into a single Phase 3 pivotal study to support the Biologics License Application (BLA) filing for itolizumab (EQ001) in first-line treatment of patients with aGVHD. We plan to initiate the Phase 3 study in the fourth quarter of 2021.

The EQUIP study is a Phase 1b clinical trial of itolizumab (EQ001) for the treatment of uncontrolled asthma being conducted at sites in Australia and New Zealand. We plan to announce topline data from the EQUIP study in the second half of 2021.

The EQUALISE study is a Phase 1b proof-of-concept multiple ascending dose clinical trial of itolizumab (EQ001) for the treatment of lupus/lupus nephritis. The first part of the EQUALISE study is focused on evaluating the safety of itolizumab (EQ001) in patients with systemic lupus erythematosus (SLE) followed by a second part in lupus nephritis patients where, in addition to safety, potential clinical activity of itolizumab (EQ001) will be assessed. In March 2021, we reported favorable topline data from the Type A group of the EQUALISE study in patients with SLE. Through that topline data in the Type A group of the EQUALISE study, itolizumab (EQ001) administered subcutaneously was safe and well tolerated and demonstrated a dose-dependent reduction of cell surface CD6 expression on effector T cells, which is a leading indicator of drug activity, consistent with itolizumab's mechanism of action. We plan to announce interim data from the Type B part of the study in patients with lupus nephritis in the second half of 2021.

In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our EQUIP and EQUALISE studies. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the COVID-19 pandemic and our concern for the well-being of patients and their caregivers. In July 2020, we announced that patient enrollment in both of those trials had resumed. We did not pause enrollment of patients in our EQUATE study given the acute life-threatening severity of aGVHD as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a risk that enrollment of all three of our current Phase 1b trials and the timing of data from those trials may be adversely impacted by the COVID-19 pandemic.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting clinical development of itolizumab (EQ001) and the general and administrative activities associated with operating a public company. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. Our net losses were $18.1 million for the six months ended June 30, 2021 and $29.8 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $89.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2021, will enable us to fund our currently planned operations for at least the next 12 months.

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

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our non-clinical research and clinical development of itolizumab (EQ001). Our research and development expenses include:

•
salaries and other related costs, including stock-based compensation and benefits, for personnel in research and development functions;
•
external research and development expenses incurred under arrangements with third parties, such as consultants and advisors for research and development;
•
costs of services performed by third parties, such as contract research organizations, or CROs, that conduct research and development activities on our behalf;
•
costs related to preparing and filing three INDs with the FDA and other regulatory interactions and submissions;
•
pharmacovigilance costs related to global drug safety monitoring and reporting;
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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our non-clinical research and clinical development.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we continue to advance the development of itolizumab (EQ001) and potentially expand the number of indications for which we are developing itolizumab (EQ001). The successful development of itolizumab (EQ001) is highly uncertain. At this time, due to the inherently unpredictable nature of pre-clinical and clinical development, which has been further exacerbated by the uncertain magnitude, extent and duration of impacts associated with the COVID-19 pandemic, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of itolizumab (EQ001) or the period, if any, in which material net cash inflows from itolizumab (EQ001) may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Other (Expense) Income, net

Other (expense) income, net consists primarily of net foreign currency transaction gains and losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$5,985	$3,893	$11,865	$8,599
General and administrative	2,858	2,717	5,673	5,463
Interest expense	(270)	(274)	(541)	(547)
Interest income	13	122	39	342
Other (expense) income, net	(58)	301	(109)	(31)

Research and Development Expenses

Research and development expenses were $6.0 million and $11.9 million for three and six months ended June 30, 2021, respectively, compared to $3.9 million and $8.6 million for the three and six months ended June 30, 2020, respectively.

The increase of $2.1 million in research and development expenses for the three months ended June 30, 2021, compared to the same period in 2020, was primarily driven by the following changes:

•
$0.9 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$0.7 million increase in clinical development activities, primarily related to our aGVHD and lupus/lupus nephritis clinical trials;
•
$0.2 million increase in consulting activities;
•
$0.2 million increase in overhead expenses primarily driven by increased lab supplies and costs associated with expansion of lab space; and
•
$0.1 million increase in non-clinical research activities.

The increase of $3.3 million in research and development expenses for the six months ended June 30, 2021, compared to the same period in 2020, was primarily driven by the following changes:

•
$1.5 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$1.4 million increase in clinical development activities, primarily related to our aGVHD and lupus/lupus nephritis clinical trials;
•
$0.2 million increase in non-clinical research activities;
•
$0.1 million increase in consulting activities; and
•
$0.1 million increase in overhead expenses primarily driven by increased lab supplies and costs associated with expansion of lab space.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $5.7 million for the three and six months ended June 30, 2021, respectively, compared to $2.7 million and $5.5 million for the three and six months ended June 30, 2020, respectively.

The increase of $0.2 million in general and administrative expenses for the three months ended June 30, 2021, compared to the same period in 2020, was primarily driven by the following changes:

•
$0.4 million increase in employee compensation and benefits, primarily related to increased headcount; and
•
$0.2 million decrease in non-cash stock-based compensation mainly due to fully-vested retention option grants issued to certain officers and directors in the second quarter of 2020.

The increase of $0.2 million in general and administrative expenses for the six months ended June 30, 2021, compared to the same period in 2020, was primarily driven by the following changes:

•
$0.7 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$0.2 million decrease in consulting expenses;
•
$0.2 million decrease in legal fees; and
•
$0.1 million decrease in overhead expenses primarily driven by lower insurance costs.

Interest Expense

Interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively, compared to $0.3 million and $0.5 million in the same periods in 2020. Interest expense consists of interest on our term notes payable.

Interest Income

Interest income was $13,000 and $39,000 for the three and six months ended June 30, 2021, respectively, compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The decrease in interest income was primarily due to lower interest rates during 2021 compared to 2020.

Other (Expense) Income, net

Other expense, net was $0.1 million for the three and six months ended June 30, 2021, respectively, compared to $0.3 million of other income, net and $31,000 of other expense, net for the three and six months ended June 30, 2020. The change in both the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily driven by changes in net foreign currency transaction gains and losses.

Liquidity and Capital Resources

From inception through June 30, 2021, we have raised an aggregate of approximately $178.1 million in gross proceeds pursuant to our IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of June 30, 2021, we had $73.5 million in cash and cash equivalents and $24.1 million in short-term investments.

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

At-the-Market Offering Program

In November 2019, we entered into an Open Market Sales AgreementSM with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $8.45 million, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent, or the 2019 ATM Facility. Under the 2019 ATM Facility, we set certain parameters for the sale of shares, which may include but are not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses. As of July 2020, the 2019 ATM Facility had been fully utilized. We sold an aggregate of 943,739 shares of our common stock under the 2019 ATM Facility for gross proceeds of $8.45 million.

On July 14, 2020, we entered into another Open Market Sales Agreement with Jefferies for a new ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. We are not obligated to make any sales under the 2020 ATM Facility. As of June 30, 2021, we sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility, for gross proceeds of $10.4 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies, legal fees and other issuance costs in the aggregate amount of $0.4 million, resulting in net proceeds of $10.0 million. There have been no further sales of shares under the 2020 ATM Facility through the date of the filing of this Quarterly Report on Form 10-Q.

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

All of the Term Loans mature on June 1, 2024 (the Maturity Date) and are repaid through interest-only payments through June 30, 2021, followed by 36 equal monthly payments of principal and interest. The Term Loans bear interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

On December 18, 2020, the Company entered into the First Amendment to the Loan Agreement (the First Amendment) with the Lenders whereby if the Company achieves the Term B Milestone on or prior to June 30, 2021, the interest-only payments will be automatically extended through December 31, 2021.

On April 23, 2021, the Company entered into the Second Amendment to the Loan Agreement (the Second Amendment) which added two new milestones: (i) the Company achieving positive data in the Company's Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by the Company's Board of Directors in written board minutes (the Interest-Only Extension Milestone) and (ii) the Company initiating a pivotal Phase 3 aGVHD trial (the Interest-Only Extension II Milestone). If the Company achieves the Interest-Only Extension Milestone on or prior to June 30, 2021, then interest-only payments will be automatically extended through June 30, 2022. If the Company achieves the Interest-Only Extension II Milestone on or prior to June 30, 2022, then interest-only payments will be automatically extended through September 30, 2022. The Second Amendment also amended the final payment percentage from 4.5% to 5.0%.

In May 2021, the Company achieved the Interest-Only Extension Milestone. Due to the achievement of the Interest-Only Extension Milestone, the interest-only payments have been extended through June 30, 2022, followed by 24 equal monthly principal payments and interest. The Company has not achieved the Interest-Only Extension II Milestone as of June 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of itolizumab (EQ001), including potential new indications. We expect that our primary uses of capital will be for clinical research and development services, non-clinical research, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2021 will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001) or whether, or when, we may achieve profitability.

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
•
the costs associated with operating a public company;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the cost associated with commercializing itolizumab (EQ001), if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $89.1 million as of June 30, 2021. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(14,938)	$(11,450)
Investing activities	33,827	21,460
Financing activities	30,662	871
Effect of exchange rate changes on cash	(8)	(17)
Net increase in cash and cash equivalents	$49,543	$10,864

Operating Activities

Net cash used in operating activities was $14.9 million during the six months ended June 30, 2021 as compared to $11.5 million during the six months ended June 30, 2020. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses during the six months ended June 30, 2021 related to a ramp up in our research and clinical development activities.

Investing Activities

Net cash provided by investing activities was $33.8 million during the six months ended June 30, 2021. We purchased $7.6 million of short-term investments, and $41.5 million of our short-term investments matured during the period. Purchases of property and equipment for the six months ended June 30, 2021 totaled $23,000.

Net cash provided by investing activities was $21.5 million during the six months ended June 30, 2020. We purchased $2.2 million of short-term investments, and $23.7 million of our short-term investments matured during the period. Purchases of property and equipment for the six months ended June 30, 2020 totaled $15,000.

Financing Activities

Net cash provided by financing activities totaled $30.7 million during the six months ended June 30, 2021. We received net proceeds from the sale of shares associated with our registered direct offering. totaling $29.9 million as well as from the exercise of stock options totaling $0.6 million and from the issuance of shares under our employee stock purchase plan totaling $0.1 million.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 12, 2018. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of June 30, 2021, we have used $61.0 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

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

10.2

Fourth Amendment to Collaboration and License Agreement by and between Registrant and Biocon Limited, dated April 14, 2021, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2021.

10.3

Second Amendment to Loan and Security Agreement by and between Registrant and Oxford Finance LLC, dated April 23, 2021, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2021.

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

Date: August 10, 2021	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)