Form 10-K
period 2021-12-31
Equillium, Inc.
filed 2022-03-23
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $95.3 million based on the closing price of the registrant’s common stock on June 30, 2021 of $5.89 per share, as reported by the Nasdaq Global Market.

As of March 18, 2022, there were 34,275,898 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	San Diego, California, United States

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our plans to research, develop and commercialize our product candidates and any future product candidates;
•
our ability to obtain and maintain regulatory approval for our product candidates in any of the indications for which we plan to develop them;
•
our estimated timeline for announcing data from our clinical trials, for interacting with regulatory authorities, and for initiating clinical trials in 2022;
•
our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical trials of our product candidates;
•
the success, cost, and timing of our product development activities, including our ongoing and planned clinical trials;
•
the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•
the size of the markets for our product candidates, and our ability to serve those markets;
•
the rate and degree of market acceptance of any of our product candidates;
•
our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•
regulatory developments in the United States and in other territories where we may conduct business, including the clinical development and potential commercialization of our product candidates;
•
the performance of our contract service providers, including Biocon Limited and other suppliers and manufacturers;
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
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others.

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

•
We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability;
•
We will require substantial additional funding to complete the development and any commercialization of itolizumab (EQ001) and our other product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•
We are highly dependent on the success of our lead product candidate, itolizumab (EQ001), which is in clinical development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate in any of the indications for which we plan to develop it;
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
•
We depend on intellectual property related to itolizumab licensed from Biocon, and termination of our license could result in the loss of significant rights, which would harm our business;
•
If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and we may not be able to compete effectively in our market;

•
The manufacture of biologics is complex and Biocon, our exclusive manufacturer of itolizumab, may encounter difficulties in production, distribution and delivery of itolizumab. If Biocon encounters such difficulties, our ability to provide supply of itolizumab (EQ001) for clinical trials, our ability to obtain marketing approval, or our ability to obtain commercial supply of itolizumab (EQ001), if approved, could be delayed or stopped;
•
We rely, and intend to continue to rely, on contract research organizations (CROs) to conduct our clinical trials and perform some of our research and preclinical studies. If these parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects;
•
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with parties to market and sell our products, if approved, we may not be able to generate product revenue;
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success; and
•
The novel coronavirus global pandemic has adversely impacted our business, including our clinical trials, and could further impact other aspects of our business including our supply chain, personnel, and our business development activities, the magnitude and extent of which are uncertain.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company leveraging deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our initial product candidate, itolizumab (EQ001), is a clinical-stage, first-in-class monoclonal antibody that selectively targets the novel immune checkpoint receptor CD6. CD6 plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking, which drives a number of immuno-inflammatory diseases across multiple therapeutic areas. Therefore, we believe itolizumab (EQ001) may have broad therapeutic utility in treating a large and diverse set of severe immuno-inflammatory diseases.

In February 2022, we expanded our pipeline of novel immunomodulatory drug candidates, adding two first-in-class clinical stage assets, EQ101 and EQ102, and a proprietary product discovery platform, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, a privately held, clinical stage biotechnology company. Lead assets acquired are specific multi-cytokine inhibitors of key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immune-inflammatory indications.

This novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including transplant science, hematology, dermatology, gastroenterology, rheumatology, oncology and pulmonology.

Our pipeline is focused on developing itolizumab (EQ001), EQ101 and EQ102 as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders. We currently have active clinical development programs for itolizumab (EQ001) for the treatment of acute graft-versus-host disease, or aGVHD and lupus/lupus nephritis. In the fourth quarter of 2021, we completed a Phase 1b study of itolizumab (EQ001) in patients with uncontrolled asthma and met our primary objective of safety and tolerability. However, as a result of the ongoing pandemic and associated challenges conducting asthma trials, we decided to prioritize our clinical development efforts of itolizumab (EQ001) in our ongoing programs in aGVHD and lupus/lupus nephritis and will be reassessing our potential future development strategy in asthma. We are in the process of planning for the clinical development of EQ101 and EQ102 and currently expect to initiate a Phase 2 study of EQ101 in alopecia areata and a Phase 1 study of EQ102 in celiac disease, both in the second half of 2022.

The following chart summarizes the status of our current clinical development programs. Details for each program are outlined in ‘Our Initial Clinical Indications’ section below.

We have ongoing translational biology programs to assess the therapeutic utility of itolizumab (EQ001) in additional indications where CD6 and its ligand, activated leukocyte cell adhesion molecule (ALCAM), play an important role in the pathogenesis of T cell mediated diseases. In addition, through the acquisition of Bioniz, we now also have a proprietary product discovery platform that we can leverage to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing our product candidates into further development.

Acquisition

On February 14, 2022, we acquired Bioniz Therapeutics, Inc., or Bioniz, pursuant to the terms of an Agreement and Plan of Merger under which our wholly-owned subsidiary merged with and into Bioniz, with Bioniz surviving as our wholly-owned subsidiary, or the Merger. As consideration for the Merger, we agreed to (i) issue up to an aggregate of 5,699,492 shares of our Common Stock, and (ii) make contingent payments up to an aggregate of $57.5 million based on the achievement of certain regulatory events for the Bioniz product candidates commencing on the first U.S. approval, and up to an aggregate of $250 million based on the achievement of certain commercialization events for product candidate EQ101 (formerly identified as BNZ-1). Through our acquisition of Bioniz, we expanded our immunology pipeline with a diversified portfolio of first-in-class immune-inflammatory product candidates across a range of development stages. See Note 14 of the Notes to Financial Statements, including in Item 15 of this Annual Report on Form 10-K, for further details of this acquisition.

Partnerships

Collaboration and License Agreement with Biocon

Equillium acquired the rights to itolizumab (EQ001) in May 2017, pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). The agreement, or Biocon License, was amended in September 2018, April 2019 and December 2019, pursuant to which Biocon granted Equillium an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab that uses Biocon technology or Biocon know-how, or collectively, a Biocon Product, in the United States, Canada, Australia and New Zealand, or the Equillium Territory. In August 2019, we entered into a letter agreement with Biocon that grants us exclusive rights to negotiate licensing rights with third parties to develop and commercialize itolizumab (EQ001) in select major markets outside of North America. This letter agreement allows us to represent itolizumab (EQ001) more broadly commercially and participate in value that may be created with strategic partners across geographies. Our collaboration with Biocon includes an exclusive supply agreement for clinical and commercial drug product of itolizumab (EQ001). Biocon currently manufactures itolizumab (EQ001) at commercial scale in a facility in India regulated by the U.S. Food and Drug Administration, or FDA.

In consideration for the rights granted to us by Biocon, we issued to Biocon 2,316,134 shares of common stock. In addition, we are obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. We are also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by us, our affiliates and our sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double digits and on tiers of aggregate annual net sales of Biocon Products by us and our affiliates (but not our sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay us royalties at comparable percentages for sales of itolizumab outside of the Equillium Territory if the approvals in such geographies included or referenced our data, including data from certain of our clinical trials, subject to adjustments in certain circumstances. Under the Biocon License, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product.

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

Clinical Supply Agreement with Biocon

In May 2017, in connection with the Biocon License, we entered into a clinical supply agreement, or the Biocon Supply Agreement, with Biocon, pursuant to which Biocon agreed to be our exclusive supplier of itolizumab clinical drug product. Under the terms of the Biocon Supply Agreement, we receive clinical drug product at no cost for up to three concurrent orphan drug clinical indications until our first U.S. regulatory approval and all other clinical drug product at Biocon’s cost. The Biocon Supply Agreement will remain in effect until the expiration or termination of the Biocon License.

Strategy

Our goal is to become a leading, fully-integrated biotechnology company focused on therapies for severe immuno-inflammatory disorders. To achieve our goal, we intend to:

•
Develop itolizumab (EQ001) for the treatment of GVHD. We are currently conducting the EQUATE study, a Phase 1b clinical study of itolizumab (EQ001) as a first-line therapy concomitant with steroids for the treatment of aGVHD. In this study we are assessing safety, pharmacokinetics, or PK, pharmacodynamics, or PD, and a number of clinical outcomes including complete response rate, overall response rate, survival and steroid taper. In June 2021, we announced positive topline results from 20 patients in the study, and in December 2021 at the annual meeting of the American Society of Hematology we reported additional data from a total of 25 patients treated with itolizumab (EQ001) at doses of 0.4, 0.8 or 1.6 mg/kg. In patients treated with itolizumab (EQ001) within 3 days of first steroid administration (n=18), Day 29 complete response rates were 61% (11 of 18). Among the patients that were evaluated at Day 169, outcomes were notable for durability of responses with 50% (11 of 22) of patients achieving a complete response and overall survival rate of 64% (14 of 22), with a total of 12 of 14 (86%) responders alive at Day 169 compared to 2 of 8 (25%) non-responders. Responders also experienced a clinically meaningful mean reduction in steroid administration during the evaluation period. Itolizumab (EQ001) treatment was well tolerated across all doses, with reported adverse events consistent with a hospitalized severe aGVHD population, with 2 of 25 subjects (8%) reporting treatment-related serious adverse events, or SAEs. Itolizumab (EQ001) treatment resulted in a dose-dependent reduction of CD6 expression on CD4+ T cells and an increase in the regulatory to effector T cell ratio in patients, consistent with the drug’s mechanism of action. In March 2022, we initiated the EQUATOR study, a pivotal Phase 3 clinical study of itolizumab (EQ001) in patients with aGVHD. The randomized, double-blind study will assess the efficacy and safety of itolizumab (EQ001) versus placebo as a first-line therapy for aGVHD in combination with corticosteroids.
•
Develop itolizumab (EQ001) for the treatment of lupus and lupus nephritis. We are currently conducting the EQUALISE study, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with SLE and in patients with lupus nephritis. The completed Type A portion of the study was a multiple ascending-dose trial involving 35 SLE patients to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical activity of subcutaneous (SC) doses of itolizumab (EQ001) every two weeks (Q2W). The ongoing Type B portion of the study will evaluate up to 20 newly diagnosed or refractory lupus nephritis (LN) patients who will be treated with itolizumab (EQ001) dosed at 1.6 mg/kg SC Q2W for up to 24 weeks. In March 2021, we reported favorable topline data from the Type A group of the EQUALISE study in patients with SLE. The data showed itolizumab (EQ001) was safe and well tolerated. In addition, itolizumab (EQ001) demonstrated a dose-dependent reduction of cell surface CD6 expression on effector T cells, an indicator of drug activity, consistent with its mechanism of action. In August 2021, we announced additional data from the Type A portion of the study in a subset of SLE patients. The exploratory data set demonstrated that patients without a diagnosis of LN but with elevated urine protein/creatine ratio (UPCR) >200 mg/g (N=6, baseline geometric mean 378 mg/g) experienced a mean decrease from baseline in UPCR of 33% and 42% at Days 29 and 57 respectively, following SC doses of itolizumab (EQ001) on Days 1 and 15. Notably, one subject who had baseline UPCR of 1,505 mg/g declined to 974 mg/g at Day 29 and 857 mg/g by Day 57. Additionally, patients with elevated albumin/creatinine ratio (ACR) >30 mg/g (N=4, baseline geometric mean 97 mg/g) experienced a mean decrease from baseline in ACR of 22% and 53% at Days 29 and 57, respectively. We plan on reporting interim data from the Type B LN portion of the study in mid-2022.
▪
Expand clinical development of itolizumab (EQ001) into additional indications based on our translational biology program. We will continue to conduct preclinical and translational studies and assimilate learnings from itolizumab (EQ001) in clinical trials to help inform the selection of additional indications for future development.
▪
Opportunistically expand our pipeline of product candidates. We will leverage the collective talent within our organization to opportunistically acquire or in-license other high-value therapeutic programs that may complement our core strategy or have the potential for synergistic therapeutic benefit in combination with itolizumab (EQ001). We successfully executed on this component of our strategy through the acquisition of Bioniz in February 2022.
▪
Build a commercial infrastructure. If approved, we intend to commercialize itolizumab (EQ001) ourselves in indications that can be efficiently targeted using a specialty sales force, such as aGVHD and lupus nephritis. For other indications we intend to commercialize itolizumab (EQ001) either independently or through collaborations with other parties.

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

Immune checkpoints are critical regulators of immune activation pathways, can be either co-stimulatory (activating) or co-inhibitory (inhibiting), and are crucial for maintaining immune balance and preventing autoimmunity. We believe co-stimulatory checkpoints are attractive drug targets for the treatment of immuno-inflammatory diseases, and more recently they have become a focus of development in immuno-inflammation.

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

Targeted Inhibition of Disease-Associated γC Cytokines with Novel Compounds Generated from a Proprietary Discovery Platform

Through the acquisition of Bioniz, we acquired first-in-class assets and a proprietary platform for generating rationally designed composite peptides that selectively block key cytokines at the shared receptor level targeting pathogenic cytokine redundancies and synergies while preserving non-pathogenic signaling. This approach provides multi-cytokine inhibition at the receptor level and is expected to avoid the broad immuno-suppression and off-target safety liabilities of JAK inhibitors. See Figure 5.

Figure 5: Rationally-designed, selective inhibition of multiple cytokines is believed to represent an optimized therapeutic modality compared to monoclonal antibodies (mAb) and JAK inhibitors.

Itolizumab (EQ001) Product Development

Itolizumab has shown activity in completed clinical trials in patients with rheumatoid arthritis, psoriasis, and acute respiratory distress syndrome (ARDS) related to COVID-19. Itolizumab has been approved for the treatment of moderate to severe plaque psoriasis in India where it was originally launched by Biocon under the brand name ALZUMAb. ALZUMAb is produced in an NS0 cell line and is currently available only in an intravenous, or IV, formulation. Itolizumab (EQ001) contains the identical monoclonal antibody sequence produced in a Chinese hamster ovary, or CHO, cell line and may be administered by IV or via subcutaneous injection, or SC. CHO cell lines are the industry-standard antibody therapeutic production system. In September 2020, the Drugs Controller General of India (DCGI) granted approval of itolizumab produced in a CHO cell line, marketed by Biocon in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of plaque psoriasis, as well as emergency use authorization of ALZUMAb-L for the treatment of cytokine release syndrome (CRS) in COVID-19 patients with moderate to severe ARDS. Moving forward, Biocon is planning on transitioning their marketing and commercialization efforts from ALZUMAb to ALZUMAb-L. Itolizumab (EQ001) and ALZUMAb-L are different drug product names for the same formulation.

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

Stage 1 was a randomized, double-blind, placebo controlled, ascending single dose evaluation of itolizumab (EQ001) SC. Thirty-two subjects completed Stage 1: 24 subjects (six per cohort) were administered itolizumab (EQ001) SC in single doses of 0.8 mg/kg, 1.6 mg/kg, 2.4 mg/kg, or 3.2 mg/kg, and eight subjects were administered placebo. Serum concentrations of itolizumab (EQ001) were measurable at Day 57, and the mean half-life ranged from 532 hours to 616 hours across dose cohorts. The PK for exposure following itolizumab (EQ001) SC administration were dose proportional, with the peak serum concentration generally achieved within 168 hours after dosing for most subjects. Saturation of CD6 receptors by itolizumab (EQ001) was seen at all dose levels. During Stage 1, a transient decrease in T cells expressing CD4, and to a lesser extent CD8, was observed, as well as a two- to three-times increase in the proportion of Treg cells.

The administration of single doses of itolizumab (EQ001) SC in Stage 1 was found to be well tolerated, with a low incidence (2/24) of low titer anti-drug antibodies. There were no SAEs, dose limiting toxicities, or DLTs, or study drug discontinuations reported. No clinically meaningful changes in physical examinations or vital signs were observed, whereas transient decreases in lymphocyte counts without clinical consequences were seen in 11/24 (46%) subjects. There were five subjects who experienced grade 3 treatment emergent adverse events, or TEAEs, of lymphocyte count decreases (two subjects each in the 1.6 mg/kg and 3.2 mg/kg dose cohorts and one subject in the 2.4 mg/kg dose cohort). Mild to moderate injection site reactions were observed in 15/24 (63%) of the patients. The other most common TEAEs with itolizumab (EQ001) SC were headache in 7/24 (29%), urticaria (hives) in 4/24 (17%), and pyrexia (fever) in 3/24 (13%) of the subjects. In general, observed AEs were transient, mild to moderate in severity, were not dose dependent, and most were consistent with those observed in prior clinical experience with ALZUMAb.

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

Our Initial Clinical Indications

We are currently conducting clinical trials of itolizumab (EQ001) for the treatment of aGVHD and lupus/lupus nephritis. In the fourth quarter of 2021, we completed a Phase 1b study of itolizumab (EQ001) in patients with uncontrolled asthma and met our primary objective of safety and tolerability. However, as a result of the ongoing pandemic and associated challenges conducting asthma trials, we decided to prioritize our clinical development efforts of itolizumab (EQ001) in our ongoing programs in aGVHD and lupus/lupus nephritis and will be reassessing our potential future development strategy in asthma. In March 2022, we announced the initiation of our Phase 3 pivotal study, EQUATOR, in first-line aGVHD. We plan to announce interim data from the Type B lupus nephritis portion the EQUALISE study in mid-2022. In addition, we continue to evaluate other potential T cell mediated immuno-inflammatory diseases for which there is strong scientific rationale to study itolizumab (EQ001) and high unmet medical need for treatment options, which may lead us to sponsor additional clinical trials or support investigator-initiated studies or partner-sponsored studies in such indications. With respect to the product candidates acquired through the Bioniz acquisition, we are in the process of planning for their clinical development, with a current expected focus on EQ101 for alopecia areata and EQ102 for celiac disease.

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

According to the Center for International Blood & Marrow Transplant Research and other published reports, there were approximately 10,000 allo-HSCT’s expected to have been performed in the United States in 2020 and the number of procedures has grown at an average annual growth rate of approximately 4% since 2007. Approximately 30-70% of HSCT recipients develop aGVHD. Five-year survival for patients that respond to first-line treatment with corticosteroids has been reported to be as low as 53% while in steroid refractory aGVHD, the overall 5-year survival has been reported to be as low as 5%. We estimate that the incidence of aGVHD in 2020 was approximately 5,800 patients and the total prevalence of GVHD was approximately 16,000 patients. We estimate that by the year 2030, the annual incidence of aGVHD could be up to 7,000 patients and the total prevalence of GVHD could be up to 20,000 patients.

Rationale for Itolizumab (EQ001) for the Treatment of GVHD

Itolizumab (EQ001) Selectively Targets GVHD Pathogenesis

There is a high unmet medical need for a safe, effective and targeted treatment of GVHD. We believe itolizumab (EQ001) has the potential to be a best-in-class treatment for aGVHD based on its ability to target the underlying biology of GVHD in a highly selective way. Further, this approach is also promising as we consider future development in the prevention of GVHD and the treatment of chronic GVHD (cGVHD).

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

Development Plan in GVHD

Our Investigational New Drug application, or IND, with the FDA for aGVHD was accepted in July 2018. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019. In March 2019, we initiated the EQUATE study (Figure 6), with a primary objective to assess the safety and tolerability of IV itolizumab (EQ001) and to determine the optimal dose. Secondary objectives included the assessment of pharmacological activity of itolizumab (EQ001). All patients were administered itolizumab (EQ001) as a first-line therapy concomitant with steroid use upon first presentation of aGVHD.

The study, which reported positive topline results in June 2021, was an open-label study initially enrolling patients with Grade III-IV aGVHD that had been on systemic corticosteroids for no more than 72 hours. Following completion of the initial 3-by-3 cohort, a protocol amendment expanded enrollment to patients with Grade II aGVHD and Ann Arbor scores of 2 or 3, which allowed the inclusion of subjects with Grade II aGVHD with a higher risk of mortality and poor outcomes. That amendment also permitted the initiation of itolizumab (EQ001) from within 72 hours to within 7 days of starting systemic corticosteroids (n=7 enrolled: 3 in the 0.8 mg/kg cohort and 4 in the 1.6 mg/kg cohort). A protocol clarification letter was then issued permitting up to 15 additional subjects to be dosed with itolizumab (EQ001) at 0.8 mg/kg who met the original criteria of initial itolizumab (EQ001) dosing within 72 hours of starting systemic corticosteroids. Overall, data from the study demonstrated that itolizumab (EQ001) was safe and well tolerated in this severe aGVHD patient population and suggested an optimal dose range of 0.8 to 1.6 mg/kg IV every two weeks.

In June 2021, we completed an End-of-Phase 1 meeting with the FDA for itolizumab (EQ001) in first-line treatment of patients with aGVHD. The meeting confirmed a path to advance itolizumab (EQ001) into a Phase 3 pivotal study to support a potential Biologics License Application, or BLA, filing. The FDA provided guidance on the study design, as well as advice on chemistry, manufacturing and controls, or CMC, and nonclinical and regulatory-related topics to support Equillium’s proposed pivotal clinical study and potential BLA submission of itolizumab (EQ001) for the first-line treatment of aGVHD in combination with corticosteroids. Based on these findings and feedback from both the FDA and leading physicians in the field of hematopoietic stem cell transplantation, we initiated EQUATOR in March 2022, a Phase 3 pivotal study in first-line aGVHD.

Figure 6: Overview of the EQUATE study design

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

Translational Research Supporting Itolizumab (EQ001) in Lupus Nephritis

Given the central role that Teff cells play in the immunopathogenesis of SLE and lupus nephritis (LN), we believe itolizumab (EQ001), which has been shown to block the CD6-ALCAM pathway and inhibit both the activity as well as trafficking of Teff cells into tissues, represents a promising therapeutic approach in this disease. To support this hypothesis, data from preclinical experiments in animal models of SLE and glomerulonephritis demonstrated that treatment with an anti-CD6 mAb lowers pro-inflammatory cytokines and improves disease activity, proteinuria, and renal function. In addition, validation for targeting the CD6-ALCAM pathway with itolizumab (EQ001) in lupus nephritis is bolstered by translational research findings in human tissue and was published in the Journal of Clinical Investigation in January 2022. The manuscript highlights data confirming the role of T cells activated by the CD6-ALCAM pathway in the development of LN and supports our research of itolizumab (EQ001) as a potentially novel therapeutic for treating LN.

Research conducted at the University of Houston, supported by a Target Identification in Lupus Grant from the Lupus Research Alliance, has shown that patients with active lupus nephritis have substantial elevations in urinary ALCAM and that ALCAM levels in the urine track with disease activity. See Figure 7. These data further highlight the potentially important pathogenic role of the CD6-ALCAM pathway in patients with lupus nephritis.

Figure 7: ALCAM is a predictive biomarker in patients with active lupus nephritis. The graph depicts levels of ALCAM in the urine of active lupus nephritis, active (non-renal) SLE, inactive SLE and healthy controls by ELISA. ALCAM was highest in active lupus nephritis patients while SLE patients were higher than healthy controls. The table compares the performance of urinary protein markers in differentiating active lupus nephritis (N=89) from inactive lupus nephritis (N=60) in African-American and Hispanic systemic lupus erythematosus patients.

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

Development Plan in Lupus Nephritis

In July 2019, our IND for lupus/lupus nephritis was accepted by the FDA, and in December 2019 the FDA granted itolizumab (EQ001) Fast Track designation for the treatment of lupus nephritis. The EQUALISE study (Figure 8), a Phase 1b proof-of-concept multiple ascending dose clinical trial for the treatment of lupus nephritis is comprised of two parts. The first part, Type A, has been completed and focused on evaluating the safety and tolerability of itolizumab (EQ001) in patients with SLE. The second part, Type B, is evaluating itolizumab (EQ001) in lupus nephritis patients where, in addition to safety and tolerability, potential clinical activity of itolizumab (EQ001) will be assessed based on proteinuria levels and SLEDAI-2K scores.

In September 2020 the Type A part of the study was amended to test doses up to 3.2 mg/kg in lupus nephritis patients, allow for a longer duration of treatment up to 26 weeks, and to change the design to an open-label study. In March 2021, we reported favorable topline data from the Type A group of the EQUALISE study in patients with SLE where the data showed itolizumab (EQ001) was safe and well tolerated. In addition, itolizumab (EQ001) demonstrated a dose-dependent reduction of cell surface CD6 expression on effector T cells, an indicator of drug activity, consistent with its mechanism of action.

In August of 2021, we implemented an amendment to the Type B part of the EQUALISE study in lupus nephritis patients. The amended study is evaluating up to 20 patients dosed at 1.6 mg/kg subcutaneously bi-weekly for up to 24 weeks. The selection of the 1.6 mg/kg dose was based on the totality of the safety, tolerability, and PK/PD data in the Type A part of the study that demonstrated a plateau in the reduction of CD6 cell surface expression above the 1.6 mg/kg dose. We intend to announce interim data from the Type B part of the study in mid-2022.

Figure 8: Overview of the EQUALISE study design

Beyond the study’s primary and secondary objectives, and based on a publication in the Journal of Clinical Investigation in January 2022, we may also include the co-development and validation of a diagnostic biomarker related to the CD6-ALCAM pathway and other urinary biomarkers as part of the study, with focus on generating initial data to support the strategy of developing a companion diagnostic to identify lupus nephritis patients most likely to respond to itolizumab (EQ001).

Including biomarker development in early-stage clinical trials can guide us on how best to use urinary biomarkers in later stages of clinical development and provides a basis for future regulatory interactions for defining a roadmap for the co-development of a companion diagnostic. As such, we believe our approach is differentiated from other programs in development.

Bioniz Clinical Programs

On February 14, 2022, we acquired Bioniz, a privately held clinical-stage biotechnology company. Bioniz developed novel structured-domain peptides, including BNZ-1 and BNZ-2, entirely in-house from its proprietary product discovery platform.

The Bioniz lead product candidates are multi-specific inhibitors of key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications.

EQ101 Clinical Programs

EQ101 (formerly identified as BNZ-1) is a first-in-class, tri-specific inhibitor of IL-2, IL-9 and IL-15, three inflammatory cytokines implicated in multiple diseases. EQ101 selectively blocks those three key pathogenic cytokines while preserving non-pathogenic signaling related to IL-4, IL-7 and IL-21 (Figure 9). EQ101 has demonstrated clinical proof-of-concept as a novel cytokine inhibitor through a completed Phase 1/2 study in cutaneous T cell lymphoma (CTCL), a dermato-oncology indication, achieving its primary objective of safety and tolerability and showing clinically meaningful improvements in mSWAT scores (modified severity-weighted assessment tool). In that study, the compound was shown to be well tolerated with a favorable safety profile with no drug-related SAEs, no dose-limiting toxicities, and no clinically significant laboratory abnormalities. EQ101 is Phase 2 ready in alopecia areata, a dermatological autoimmune disorder, and is Phase 2/3 ready in CTCL with open U.S. INDs for each indication and has orphan designation for CTCL in the U.S. and Europe. EQ101 is currently formulated for intravenous administration, with subcutaneous formulation development underway. We are currently planning to initially focus further development of EQ101 in patients suffering from alopecia areata, where currently no drugs are approved.

Figure 9: EQ101 inhibits IL-2, IL-9 and IL-15, but not IL-4-, IL7 and IL-21

EQ102 Clinical Programs

EQ102 (formerly identified as BNZ-2) is a first-in-class, selective inhibitor of IL-15 and IL-21. See Figure 10. EQ102 has undergone substantial translational work supporting its potential use as a treatment for various gastrointestinal diseases and is Phase 1 ready for a study planned to include a proof-of-concept evaluation in patients with celiac disease, an immune disorder related to gluten exposure. The high degree of selectivity for IL-15 and IL-21 inhibition aligns well with the demonstrated key involvement of these two cytokines that work synergistically in driving the pathology in celiac disease and other inflammatory gut and hepatic disorders. EQ102 is currently formulated for subcutaneous administration where it is positioned to address an unmet need in patients experiencing symptoms despite attempts to maintain a gluten-free diet.

Figure 10: EQ102 inhibits IL-15 and IL-21, but not IL-2, IL-4, IL-7, and IL-9

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. For our product candidates, generally we intend to initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we intended to identify additional means of obtaining patent protection that would potentially enhance commercial success, including with claims targeting newly identified compositional improvements, methods of design, methods of treating and additional therapeutic targets.

As of March 3, 2022, our patent portfolio related to itolizumab included issued patents and pending patent applications exclusively licensed from Biocon in the United States, Australia, Canada, and New Zealand, pending international and national stage patent applications filed under the Patent Cooperation Treaty, or PCT, that we own. The terms of the Biocon License are discussed above in “Business—Partnerships—Collaboration and License Agreement with Biocon" and "Business—Partnerships—Clinical Supply Agreement with Biocon.”

Specifically, as of March 3, 2022, our licensed rights from Biocon related to itolizumab included nine issued patents in the United States, five issued patents in Australia, three issued patents in Canada, five issued patents in New Zealand, and pending patent applications in the United States, Australia, Canada, and New Zealand. Five of our issued U.S. patents are expected to expire in 2028 (absent any patent term extension for regulatory delays) and include claims directed to the antibody sequence of itolizumab and methods of formulating and using itolizumab alone or in combination with other agents to treat various T cell mediated diseases and disorders including GVHD and transplant rejection. Two of our issued U.S. patents are expected to expire in 2034 (absent any patent term extension for regulatory delays), and include claims directed to treating multiple sclerosis or inflammatory bowel disease with itolizumab in certain patients exhibiting increased numbers of Th17 cells, wherein certain of the methods include monitoring IL-23R expression. Our issued Australia, Canadian, and New Zealand patents are expected to expire between 2027 and 2034. Our licensed rights from Biocon include a pending patent application family related to methods of using itolizumab to treat lupus, which includes one issued U.S. patent and pending applications in the United States, Australia, Canada, and New Zealand. Patents that may issue from our pending in-licensed patent applications are expected to expire between 2027 and 2037, absent any patent term adjustments or extensions.

Additionally, we own one patent application family related to methods of using itolizumab to treat severe asthma, which is pending in the United States, Australia, Canada, and New Zealand. If granted, any patents that issue from this patent family are expected to expire in 2039, absent any patent term adjustments or extensions. We also own one pending PCT application related to itolizumab dosing regimens, companion biomarkers, in vitro test lot assays, and ex vivo transplant therapies. If granted, any patents that issue from this PCT application are expected to expire in 2041, absent any patent term adjustments or extensions.

We also co-own one pending patent application family with the University of Houston System, which relates to diagnostic methods for using itolizumab to treat lupus nephritis and is pending in the United States, Australia, Canada, and New

Zealand. If granted, any patents that issue from this patent family are expected to expire in 2040, absent any patent term adjustments or extensions.

As of March 3, 2022, through our acquisition of Bioniz Therapeutics, Inc., we wholly own a patent portfolio directed to composite peptide antagonists. This wing of our portfolio includes six additional patent families, including those related to the IL-2, IL-9, IL-15 peptide antagonist EQ101 (formerly known as BNZ-1), the IL-15 and IL-21 peptide antagonist EQ102 (formerly known as BNZ-2), other peptide sequences, and other related technologies for peptide modulation of multi-cytokine signaling largely in the γc-cytokine family space.

Of these six composite peptide families, the first family includes claims currently directed to composite peptides covering EQ101, methods of designing such peptides, and methods of using such peptides to treat various T cell mediated diseases and disorders (including but not limited to RA, immune-mediated hair loss, and myositis). This family currently includes seven issued U.S. patents, three issued Australian patents, one issued Chinese patent, 38 patents in European states, and two issued Japanese patents. Also pending are applications in the U.S., Brazil, Canada, China, Europe, Hong Kong, and Japan. If granted, any patents in this patent family are expected to expire in 2032, absent any patent term adjustments or extensions.

The second patent family in our composite peptide portfolio includes claims currently directed to other multi-cytokine family peptide antagonists, as well as their methods of production. This family includes two issued U.S. patents and a pending U.S. application. If granted, any patents in this patent family are expected to expire in 2034, absent any patent term adjustments or extensions.

The third patent application family currently includes claims directed to composite peptides covering EQ102 and its methods of use to treat various T cell mediated diseases and disorders (including but not limited to celiac disease and inflammatory bowel disease). This family includes two issued U.S. patents, two issued Australian patents, 24 patents in European states, one issued Hong Kong patent, one issued Japanese patent, and one issued Korean patent. Also pending are applications in the U.S., Australia, Canada, China, Europe, Hong Kong, India Japan, and Korea. If granted, any patents in this patent family are expected to expire in 2036, absent any patent term adjustments or extensions.

The fourth and fifth patent families include claims currently directed towards compositions and methods of treating various therapeutic targets (including, but not limited to, alopecia areata and related disorders). Collectively, these families include pending applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, and Korea. If granted, any patents in this patent family are expected to expire in either 2038 or 2040, absent any patent term adjustments or extensions.

The sixth patent family currently includes claims directed to EQ101 for use in methods of treating cytokine-release syndrome and related disorders. This family includes a pending PCT patent application awaiting national-phase entry. If granted, any patents in this patent family are expected to expire in 2041, absent any patent term adjustments or extensions.

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

Moreover, there are several companies marketing or developing treatments that may be approved for the same indications and/or diseases as our product candidates.

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

In addition, we are aware of a number of companies with development programs in first-line and steroid refractory aGVHD, including CSL Behring LLC, Incyte Corporation, Humanigen, Inc., ElsaLys Biotech, Maat Pharma, AltruBio, Inc., and Xenikos B.V.

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

We are aware of a number of companies with development programs targeting lupus nephritis including Aurinia Pharmaceuticals Inc., GlaxoSmithKline plc, Bristol-Myers Squibb Company, Novartis AG, Boehringer Ingelheim GmbH, Genentech Inc., AstraZeneca plc, Kezar Life Sciences, Inc., Janssen Pharmaceuticals, Alexion Pharmaceuticals, Inc, and Omeros Corporation.

Alopecia Areata

The management of alopecia areata currently involves the use of a variety of topical, intralesional, and systemic agents, as well as devices, but the response to treatment varies widely. First-line therapies typically rely on topical or intralesional corticosteroids and in more severe patients, systemic corticosteroids. For refractory disease, immunosuppressive agents such as methotrexate, azathioprine and cyclosporine may be used. There are no FDA-approved agents for treatment of alopecia areata. Clinical trials have studied JAK inhibitors and S1P modulators, among others. Companies involved in alopecia areata drug development include Concert Pharmaceuticals, Eli Lilly and Company, Pfizer Inc., and Reistone Biopharma.

Celiac Disease

The only available treatment for celiac disease is lifelong adherence to a strict gluten-free diet. Most patients have difficulty maintaining such a diet and many patients do not fully respond, with symptoms persisting despite avoidance of gluten. There are no FDA-approved therapies for treatment of celiac disease. We are aware of a number of companies with development programs targeting the condition including 9 Meters Biopharma, Takeda Pharmaceuticals, Zedira, Provention Bio, GlaxoSmithKline, Selecta Biosciences and ImmunogenX.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of itolizumab (EQ001) and our other product candidates in the United States. We expect to manage sales, marketing, patient access and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing

We do not own or operate manufacturing facilities for the production of itolizumab (EQ001) or any future product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on Biocon, our contract manufacturer, pursuant to the Biocon License and Biocon Supply Agreement, for all our required raw materials, drug substance and drug product needs for preclinical research, clinical trials and commercial supply of itolizumab (EQ001). If itolizumab (EQ001) is approved, we have agreed to enter into a separate exclusive supply agreement with Biocon in the future. Biocon currently manufactures itolizumab (EQ001) at commercial scale at its FDA-regulated facility in Bangalore, India.

With respect to any future product candidates, we expect to rely on contract manufacturers for all our required raw materials, drug substance and drug product needs for preclinical research, clinical trials and commercial supply.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, signed into law in 2010, includes the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining its approach to the review and approval of biosimilars.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA (discussed below).

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements on covered entities, business associates and their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, other healthcare professions (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop. Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics.

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
▪
a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
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
▪
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
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

There have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the Trump administration signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

We anticipate that the Affordable Care Act, will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation has suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. It is unclear whether these or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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

Employees

As of December 31, 2021, we employed 45 employees, all of whom were full-time and engaged in research and development activities, operations, finance, business development and administration. We also engage temporary employees and consultants as needed.

Corporate Information

We were originally incorporated as Attenuate Biopharmaceuticals, Inc. in Delaware in March 2017 and subsequently changed our name to Equillium, Inc. in May 2017. Our principal executive offices are located at 2223 Avenida de la Playa, Suite 105, La Jolla, CA 92037. We have two wholly-owned subsidiaries, Bioniz Therapeutics, Inc., a Delaware corporation, and Equillium Australia Pty LTD, an Australian proprietary limited corporation. Our telephone number is (858) 412-5302. Our website address is www.equilliumbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical research, filing three INDs, commencing clinical development of itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the years ended December 31, 2021 and 2020, our net losses were $39.1 million and $29.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $110.0 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our research and development activities into later stages of clinical development, potentially expand the indications for which we conduct clinical development of itolizumab (EQ001), potentially acquire new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved product candidates, hire additional personnel and protect our intellectual property. Furthermore, in connection with the acquisition of Bioniz, we have expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We will require substantial additional funding to complete the development and any commercialization of itolizumab (EQ001) and our other product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

We expect our expenses to increase substantially during the next few years. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including research, clinical development, regulatory affairs, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

As of December 31, 2021, we had $80.7 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2021, will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical trials of itolizumab (EQ001) may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab (EQ001) through regulatory approval for our current indications, and we will need to raise substantial additional capital to complete the development and commercialization of itolizumab (EQ001).

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of itolizumab (EQ001), including as such activities may be adversely impacted by the COVID-19 pandemic or other pandemics;
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

In July 2020, we entered into an at-the-market facility with Jefferies, or the 2020 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of December 31, 2021, we sold an aggregate of 788,685 shares of our common stock under the 2020 ATM Facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K.

In March 2020, we entered into the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. As of December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, the COVID-19 pandemic and conflict between Russia and Ukraine continues to rapidly evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and conflict between Russia and Ukraine. If the disruption persists and deepens, we could experience an inability to access additional capital. Subject to limited exceptions, we are prohibited from incurring indebtedness without the prior written consent of the lenders pursuant to the loan agreement we entered into with Oxford Finance LLC and Silicon Valley in September 2019, as amended in December 2020, April 2021 and February 2022, or the Loan Agreement. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations.

The terms of our Loan Agreement place restrictions on our operating and financial flexibility.

In September 2019, we entered into the Loan Agreement providing for up to $20.0 million in term loans, which is secured by a first priority perfected security interest in substantially all of our current and future assets, other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property). We borrowed $10.0 million upon execution of the Loan Agreement. The availability of any further credit from this Loan Agreement beyond that initial $10.0 million advancement has lapsed.

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

Risks Related to Our Business and to the Development and Regulatory Approval of Itolizumab (EQ001)

We are highly dependent on the success of our product candidate, itolizumab (EQ001), which is in clinical development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate in any of the indications for which we plan to develop it.

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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business.

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory. Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis, and is marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India (DCGI) for the treatment of cytokine release syndrome (CRS) in COVID-19 patients with moderate to severe acute respiratory distress syndrome (ARDS) in India. In September 2020, the DCGI granted approval of itolizumab produced in a Chinese hamster ovary (CHO) cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of chronic plaque psoriasis, as well as restricted emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been and may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

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

The results of clinical studies with itolizumab conducted by Biocon or third parties as well as the ongoing adverse event reporting related to the clinical or commercial use of itolizumab supported by Biocon or third parties could impact our development plans and the potential commercial prospects for itolizumab (EQ001). Further, we do not control and are unable to validate study results reported by Biocon or third parties. Any errors or omissions in the data and public disclosures reported by Biocon or third parties could have a material adverse effect on our stock price and business plans.

If serious adverse events occur with patients using itolizumab as an approved therapy or during any clinical trials, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities, including the FDA, may delay, limit or deny approval of itolizumab (EQ001), suspend our clinical development of itolizumab (EQ001), or require us to conduct additional clinical trials as a condition of marketing approval, which would increase our costs and adversely impact our business. If we receive regulatory approval for itolizumab (EQ001) and a new and serious safety issue is identified in connection with the commercial use of ALZUMAb or ALZUMAb-L or in clinical trials, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell itolizumab. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize itolizumab (EQ001) and could potentially adversely impact our ability to conduct clinical development of itolizumab (EQ001).

We have limited experience in clinical development and have not successfully completed late-stage clinical trials or obtained regulatory approval for any product candidate.

We initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019, our second clinical trial of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma in the second quarter of 2019 and our third clinical trial of itolizumab (EQ001) for the treatment of lupus nephritis in the third quarter of 2019. In March 2022, we initiated a Phase 3 pivotal clinical study of itolizumab (EQ001) in patients with aGVHD. We have three active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD, lupus nephritis, and COVID-19 patients, and we have not filed an IND with the FDA for the use of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

Adverse safety and toxicology findings may emerge as we conduct non-clinical research or clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For example, although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, results seen in clinical trials of ALZUMAb conducted by Biocon may not be predictive of the results of our clinical trials of itolizumab (EQ001). Furthermore, our future clinical trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by the FDA. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.

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
•
maintaining arrangements with Biocon, our manufacturer of itolizumab (EQ001), for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001);

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

If we fail to develop or acquire other medicine candidates or medicines, our business and prospects would be limited.

One element of our strategy is to expand our pipeline by acquiring a portfolio of other product candidates in addition to itolizumab (EQ001), through business or product candidate acquisitions such as our acquisition of Bioniz. The success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire product candidates for therapeutic indications that complement or augment our current pipeline, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular drug candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire suitable drug candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new medicines, our business and prospects will be limited.

Moreover, any product candidate we acquire may require additional, time-consuming development or regulatory efforts prior to commercial sale or prior to expansion into other indications, including pre-clinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical drug development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

In addition, if we fail to successfully commercialize and further develop our product candidates, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates to follow our existing medicines or be able to acquire other product candidates to expand our existing portfolio, and our business and prospects would be harmed.

Potential natural disasters, some possibly related to the increasing effects of climate change, could damage or destroy clinical trial sites, our office spaces, laboratories, and/or warehouses, which could have a significant negative impact on our operations.

We are vulnerable to the increasing impact of climate change and other natural disasters. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events, or other natural disasters such as earthquakes, can cause power outages and network disruptions that may result in disruption to operations and may impact our ability to continue or complete our clinical trials, which will negatively impact our operations and delay our plans to commercialize our product candidates. They could also cause significant damage to or destruction of our clinical trial sites resulting in temporary or long-term closures of these facilities. Such disasters could also result in loss or damage to office buildings, laboratories, employee and/or patient homes, employees and/or patients relocating to other parts of the country or being unwilling to travel to the clinical trial site locations, and the inability to recruit key employees and/or enroll patients. This could result in adverse impacts to the available workforce and/or patient samples, damage to or destruction of materials and/or data, or the inability to conduct clinical trials and deliver new data.

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

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for itolizumab (EQ001).

If we experience delays in obtaining approval or if we fail to obtain approval of itolizumab (EQ001), our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects.

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. Before we can initiate clinical trials of our product candidates in any distinct indication, we must submit the results of preclinical studies to the FDA along with other information, including information about their chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing. To date, we have only submitted INDs for clinical trials of itolizumab (EQ001) for the treatment of aGVHD, lupus nephritis, and COVID-19. In addition, there are open INDs for EQ101 in HTLV-I-associated myelopathy/tropical spastic paraparesis, CTCL and alopecia areata, which were originally filed by Bioniz prior to our acquisition of the EQ101 asset.

Before obtaining marketing approval from the FDA for the sale of any of our product candidates in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of those product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our partner, Biocon, as well as contract research organizations, or CROs, and other contracted parties for regulatory submissions for our product candidates. While we have or will have agreements governing these contracted parties’ services, we have limited influence over their actual performance. If these parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

The FDA may require us to conduct additional preclinical studies of our existing or any future product candidates before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our ongoing and future trials will be completed on schedule, if at all, or whether our trials will begin on time, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
impacts and risks associated with global health epidemics such as those related to COVID-19 (for example, in March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis), which enrollment was resumed in July 2020);

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
•
subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up. As a result of impacts associated with the COVID-19 pandemic, we have observed slower-than-expected enrollment rates in our clinical trials;
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
•
us, or our contractors not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol; or
•
our contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

We may not be able to continue our ongoing or initiate our future clinical trials for itolizumab (EQ001) if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Multiple factors could contribute to such challenges of enrolling our clinical trials, including impacts related to the COVID-19 pandemic, which have already adversely impacted enrollment across all three of our current clinical trials. In particular, enrollment in our Phase 1b clinical trial in uncontrolled asthma was slower-than-expected due to disruptions to operations at clinical trial sites in Australia related to the COVID-19 pandemic as well as due to patients’ high-risk status for COVID-19 and a decrease in asthma exacerbations as a result of stay-at-home and social distancing measures. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as itolizumab (EQ001), and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab (EQ001) for the treatment of patients with uncontrolled moderate to severe asthma and lupus nephritis, each diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

The novel coronavirus global pandemic has adversely impacted our business, including our clinical trials, and could further impact other aspects of our business including our supply chain, personnel, and our business development activities, the magnitude and extent of which are uncertain

In December 2019, a novel strain of coronavirus, designated COVID-19, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the coronavirus pandemic a national emergency and many states and municipalities in the United States, including California, have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). As a result, we have implemented work-from-home policies for employees and have moved to a “virtual” model with respect to our partner support activities. The effects of government actions and our policies and those of third parties to reduce the spread of the coronavirus may negatively impact productivity, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy. These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been and may continue to be affected by the coronavirus. In March 2020, as a result of impacts and risks associated with the COVID-19 pandemic, we decided to pause enrollment in our Phase 1b clinical trials of itolizumab (EQ001) in uncontrolled asthma and lupus nephritis. This decision was not based on any observed safety issues associated with itolizumab (EQ001) but rather out of an abundance of caution related to the current global pandemic and our concern for the well-being of patients and their caregivers. In July 2020, we announced that patient enrollment in both of those trials had resumed. We did not pause enrollment of patients in the Phase 1b/2 clinical trial of itolizumab (EQ001) for the treatment of aGVHD given the acute life-threatening severity of the disease as we believe itolizumab (EQ001) represents a potentially life-saving treatment for these severely ill patients. However, there remains a significant risk that enrollment of all of our active clinical trials and the timing of data from those trials may be adversely impacted by the COVID-19 pandemic. Clinical site initiation and patient enrollment in our current and future clinical trials may be delayed due to prioritization of hospital resources toward the coronavirus. Patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting the coronavirus. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the coronavirus, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Despite recent progress in the administration of vaccines, the extent to which the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, may impact our clinical trials, our supply chain, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the pandemic, the duration of the pandemic and the efforts by governments and business to contain it, business closures or business disruptions and the impact on the economy and capital markets.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates in our ongoing and future clinical trials as well as in clinical trials, investigator-initiated studies, or off-label usage in jurisdictions where itolizumab is available commercially.

Based on our current limited clinical experience with itolizumab (EQ001), expected adverse events include lymphopenia, injection site reactions, infusion-/injection-related reactions (including fever and headache), and other systemic hypersensitivity reactions including rash, urticaria, erythema, and pruritus.

The most common adverse drug reactions that have been identified from the itolizumab (EQ001) clinical programs were injection site reactions (designated an identified risk) with subcutaneous administration and lymphopenia (designated an important identified risk). Additionally, infection has been designated as an important potential risk. Lymphopenia events were common treatment emergent adverse events reported across itolizumab (EQ001) studies. A decrease in lymphocyte count is a known pharmacodynamic marker of itolizumab (EQ001). These events were generally transient following the first dose, did not decline with continued dosing, and resolved when itolizumab (EQ001) treatment was withdrawn. Further, the declines in lymphocyte count were not associated with infection or other clinical sequelae.

Biocon may also continue to support the use of ALZUMAb or ALZUMAb-L in their own sponsored clinical trials, off-label use, investigator-initiated trials, or third party-sponsored trials over which we have no control. Given such ongoing usage of itolizumab by Biocon or third parties, there is a risk that adverse events may impact our ability to conduct clinical development and successfully commercialize itolizumab (EQ001). Further, there is a risk that any such adverse events are not properly reported, which may also adversely impact our business.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, a material percentage of patients in our ongoing aGVHD clinical trial may die from this disease, possibly as a result of itolizumab (EQ001), which could impact development of itolizumab (EQ001). If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if any of our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

In addition, if any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by that approved product or any related products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw approval of the approved product;
•
we may be required to recall a product or change the way the approved product is administered to patients;
•
regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or issue safety alerts, "Dear Healthcare Provider" letters, press releases or other communications containing warnings or other safety information about the product;
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
•
the approved product could become less competitive; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any of our product candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

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

In the past, we have conducted clinical trials of itolizumab (EQ001) outside of the United States, and we plan to utilize sites outside of the United States for other clinical trials of itolizumab (EQ001), including our Phase 3 pivotal study in aGVHD, as well as possibly for clinical trials of our other product candidates. The FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical trial of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the subcutaneous version of itolizumab (EQ001). The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and transient lymphopenia. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical trials for the treatment of aGVHD and lupus nephritis. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

We conducted a Phase 1b, multiple ascending dose, clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma at sites in Australia and New Zealand. Also, we plan to utilize sites outside of the United States in our Phase 3 pivotal study in aGVHD, as well as potentially in our clinical studies of our other product candidates. Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

Any regulatory approvals that we receive for itolizumab (EQ001) or any future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves any product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for the product will be subject to extensive and ongoing regulatory requirements, which can be costly and time consuming. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. We must incur significant expenses and spend time and effort to ensure compliance with these complex regulations. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our contracted manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

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

Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success.

If itolizumab (EQ001) or any of our product candidates receives marketing approval in any one or more indication, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance, if approved for commercial sale in any indication, will depend on a number of factors, including:

•
efficacy and potential advantages compared to alternative treatments;
•
our ability to offer the approved product for sale at competitive prices;
•
convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the strength of marketing and distribution support;
•
potential product liability claims;
•
the timing of market introduction as well as competitive biopharmaceutical products;
•
the effectiveness of our or any of our potential future sales and marketing strategies;
•
unfavorable publicity;
•
sufficient third-party payor coverage and adequate reimbursement;
•
the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement; and
•
the prevalence and severity of any side effects.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell itolizumab (EQ001) or any other approved products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute it. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that itolizumab (EQ001) or any of our product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on contracted parties for these functions than if we were to market, sell and distribute our products ourselves. We likely will have limited control over such contracted parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•
we may not be able to attract and build an effective marketing department or sales force;
•
the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by any approved product candidates; and
•
our direct sales and marketing efforts may not be successful.

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

We are aware that other products addressing the same indications as itolizumab (EQ001), EQ101 and EQ102 are in development, and some have been approved. With regards to aGVHD, we are aware of both private and public companies with development programs, including CSL Behring LLC, ElsaLys Biotech, Xenikos B.V., Humanigen, Inc., Maat Pharma SA and AltruBio, Inc., and that Incyte has an approved product in steroid-refractory aGVHD. We are aware of a number of public companies with development programs targeting lupus nephritis including Bristol-Myers Squibb Company, Novartis AG, Boehringer Ingelheim GmbH, Genentech Inc., Kezar Life Sciences, Inc., AstraZeneca plc, Janssen Pharmaceuticals, Alexion Pharmaceuticals, Inc. and Omeros Corporation, and that both Aurinia Pharmaceuticals Inc. and GlaxoSmithKline plc have approved products in this indication. There are no approved products for alopecia areata or celiac disease. Private and public companies involved in alopecia areata drug development include Concert Pharmaceuticals, Eli Lilly and Company, Pfizer Inc., Reistone Biopharma and Arena Pharmaceuticals (acquired by Pfizer in 2022). Private and public companies with development programs targeting celiac disease, include 9 Meters Biopharma, Takeda Pharmaceuticals, Zedira, Provention Bio, GlaxoSmithKline plc, Selecta Biosciences and ImmunogenX.

Many of our competitors, such as large pharmaceutical and biotechnology companies like Amgen Inc. and Bristol-Myers Squibb Company, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we have. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, these larger companies may be able to use their greater market power to obtain more favorable distribution and sales-related agreements with third parties, which could give them a competitive advantage over us.

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

If the U.S. market opportunities for itolizumab (EQ001) are smaller than we believe they are, our potential revenue may be adversely affected and our business may suffer.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

The manufacture of biologics is complex and Biocon, our exclusive manufacturer of itolizumab, may encounter difficulties in production, distribution and delivery of itolizumab. If Biocon encounters such difficulties, our ability to provide supply of itolizumab (EQ001) for clinical trials, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability and delivery of raw materials. Even if we obtain regulatory approval for itolizumab (EQ001) or any future product candidates, there is no assurance that Biocon or other potential manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Further, our contracted manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We rely, and intend to continue to rely, on contracted research organizations (CROs) to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our reliance on contracted parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on contracted parties to research, develop, and manufacture our product candidates, we must share trade secrets with them. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of confidentiality agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

Agreements with our advisors, employees, contractors and consultants may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements, independent development or publication of information by any of our collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations in the future with respect to future product candidates, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of itolizumab (EQ001) and any future product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and potential parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate on the development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the partner. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

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

Our success depends in significant part on our and Biocon’s ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates, including itolizumab (EQ001), and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as itolizumab (EQ001) and others, as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as itolizumab (EQ001). Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for itolizumab (EQ001) or any other product candidates that we may identify, our business may be materially harmed.

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

From time to time we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as itolizumab (EQ001) and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as itolizumab (EQ001) and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of itolizumab (EQ001) that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as itolizumab (EQ001) and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include itolizumab (EQ001) and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our current and future product candidates, including itolizumab (EQ001) and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring itolizumab (EQ001) or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, including itolizumab (EQ001), if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and product candidates such as itolizumab (EQ001) and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case.

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

We are highly dependent on the services of our key personnel, Bruce D. Steel, who serves as our President and Chief Executive Officer and Stephen Connelly, Ph.D., who serves as our Chief Scientific Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 45 full-time employees. As we advance itolizumab (EQ001) in clinical development and conduct research and development of the Bioniz assets, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if itolizumab (EQ001) or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

•
identify, recruit integrate, maintain and motivate additional qualified personnel;
•
identify and lease additional facilities;
•
manage our development efforts effectively, including the initiation and conduct of clinical trials for itolizumab (EQ001), EQ101, EQ102 and any future product candidates; and
•
improve our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain CROs and other contract service providers, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and future clinical trials and the manufacture of itolizumab (EQ001) and any future product candidates. We cannot assure you that the services of such contract service providers, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

In recent years, there has been an increased focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Third-party providers of ESG ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. Topics taken into account in such assessments include, among others, the company’s efforts and impacts with respect to climate change and human rights, ethics and compliance with the law, and the role of the company’s board of directors in supervising various sustainability issues. In addition to the topics typically considered in such reviews, in our industry, the public’s ability to access our medicines is of particular importance.

Some investors may use third-party ESG ratings and reports to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG practices are inadequate. The criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to ESG are inadequate and choose not to invest in us.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our desirability as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to adequately pursue or fulfill our goals and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to additional regulatory, social or other scrutiny of us, the imposition of unexpected costs, or damage to our reputation, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

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

Our internal information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information).

We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, and personnel (such as through theft or misuse). Threat actors, personnel, sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyberattacks, including for geopolitical and/or military reasons. Specifically, due to the political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services. Furthermore, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. There can be no assurance that the security measures we and our third-party suppliers have implemented will be effective. We are not always able to detect vulnerabilities in our security controls, systems, or software (including third-party software we have installed on our systems) because such threats and techniques change frequently and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Efforts to identify and remediate vulnerabilities, if any, in our information technology systems or software (including third-party software we have installed on our systems) may not be successful.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including the delay of development and commercialization of itolizumab (EQ001) or any future product candidates); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process sensitive information, along with data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

In addition, the UK similarly restricts personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so (or be perceived to have failed to have done so). Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $86.4 million. Our U.S. federal NOLs generated in taxable years beginning before January 1, 2018 could expire unused. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2020, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in tax years beginning after December 31, 2017, is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established Medicare Part D coverage gap discount program, in which manufacturers currently must agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) created a licensure framework for follow-on biologic products; and (viii) established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court held in a 7-2 opinion that the states and individuals challenging the constitutionality of Affordable Care Act do not have standing to challenge the law. The U.S. Supreme Court did not reach the merits of the challenge regarding Affordable Care Act’s constitutionality, but the decision ended the case. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2031 unless additional Congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed by the Infrastructure Investment and Jobs Act until January 1, 2026. In addition, on November 20, 2020, the Center for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

If any of our services providers are characterized as employees, we would be subject to employment and tax withholding liabilities and other additional costs.

We rely on independent contractors to provide certain services to us. We structure our relationships with these outside services providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. We are aware of a number of judicial decisions and legislative proposals that could bring about major changes in the way workers are classified, including the California legislature’s recent passage of California Assembly Bill 5, which California Governor Gavin Newsom signed into law in September 2019, or AB 5, and Assembly Bill 2257, or AB 2257, which went into effect in September 2020 and amended certain portions of AB 5. AB 5 and AB 2257 are often referred to collectively simply as AB 5. AB 5 purports to codify the holding of the California Supreme Court’s unanimous decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, which introduced a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. While AB 5 exempts certain licensed health care professionals, including physicians and psychologists, not all of our independent contractors work in exempt occupations. Given AB 5’s recent passage, there is little guidance from the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions might enact similar laws. As a result, there is significant uncertainty regarding what the state, federal and foreign worker classification regulatory landscape will look like in future years. The current economic climate indicates that the debate over worker classification will continue for the foreseeable future. If such regulatory authorities or state, federal or foreign courts were to determine that our services providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the service providers we characterize as independent contractors should be classified as employees could adversely impact our business, financial condition and results of operations.

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
•
HIPAA, as amended by HITECH and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and their subcontractors that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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
•
the federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians, as defined by such law, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or collectively Trade Laws, prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on contract service providers for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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
•
adverse events observed in our clinical trials or in the clinical trials, exploratory studies, or other clinical uses of itolizumab supported by Biocon or third parties or during post-approval use of itolizumab;
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
•
trading activity by a limited number of stockholders who together beneficially own a substantial proportion of our outstanding common stock;
•
the size of our market float; and
•
any other factors discussed in this report.

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic and conflict in Ukraine, that have affected and continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In July 2020, we entered into the 2020 ATM Facility with Jefferies under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of December 31, 2021, we have sold an aggregate of 788,685 shares of our common stock under the 2020 ATM facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 18, 2022, we had 34,275,898 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

• any derivative action or proceeding brought on our behalf;

• any action asserting a breach of fiduciary duty;

• any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

• any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

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

General Risk Factors

As a public company in the United States, we incur significant legal and financial compliance costs and we are subject to the Sarbanes-Oxley Act. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Global Market or other regulatory authorities.

Furthermore, stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We or the parties upon whom we depend may be adversely affected by earthquakes, fires, other natural disasters, or other sudden, unforeseen and severe adverse events, including public health events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Cuts and Jobs Act. In addition, Congress and the Biden administration have recently proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. While it is too early to predict the outcome of these proposals and they are subject to change, if enacted, they could have a material effect on out income tax liability. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or any newly enacted federal tax legislation. We do not expect the Tax Cuts and Jobs Act or the CARES Act to have a material impact on our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that the Tax Cuts and Jobs Act and the CARES Act may have on our business in the longer term. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 1,750 square feet of space for our current headquarters in La Jolla, California under a lease that expires in February 2027. We also lease additional office and laboratory spaces in San Diego, California, as well as office space in South San Francisco under leases with various expiration dates, with the latest extending through February 2027.

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

Holders of Record

As of March 18, 2022, there were approximately 34 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Overview

We are a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our initial product candidate, itolizumab (EQ001), is a clinical-stage, first-in-class monoclonal antibody that selectively targets the novel immune checkpoint receptor CD6. CD6 plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking, which drives a number of immuno-inflammatory diseases across multiple therapeutic areas. Therefore, we believe itolizumab (EQ001) may have broad therapeutic utility in treating a large and diverse set of severe immuno-inflammatory diseases.

In February 2022, we expanded our pipeline of novel immunomodulatory drug candidates, adding two first-in-class clinical stage assets, EQ101 and EQ102, and a proprietary product discovery platform, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, a privately held, clinical stage biotechnology company. Lead assets acquired are specific multi-cytokine inhibitors of key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immune-inflammatory indications.

This novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including transplant science, hematology, dermatology, gastroenterology, rheumatology, oncology and pulmonology.

Our pipeline is focused on developing itolizumab (EQ001), EQ101 and EQ102 as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders. We currently have active clinical development programs for itolizumab (EQ001) for the treatment of acute graft-versus-host disease, or aGVHD and lupus/lupus nephritis. In the fourth quarter of 2021, we completed a Phase 1b study of itolizumab (EQ001) in patients with uncontrolled asthma and met our primary objective of safety and tolerability. However, as a result of the ongoing pandemic and associated challenges conducting asthma trials, we decided to prioritize our clinical development efforts of itolizumab (EQ001) in our ongoing programs in aGVHD and lupus/lupus nephritis and will be reassessing our potential future development strategy in asthma. We are in the process of planning for the clinical development of EQ101 and EQ102 and currently expect to initiate a Phase 2 study of EQ101 in alopecia areata and a Phase 1 study of EQ102 in celiac disease, both in the second half of 2022.

We have ongoing translational biology programs to assess the therapeutic utility of itolizumab (EQ001) in additional indications where CD6 and its ligand, activated leukocyte cell adhesion molecule (ALCAM), play an important role in the pathogenesis of T cell mediated diseases. In addition, through the acquisition of Bioniz, we now also have a proprietary product discovery platform that we can leverage to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing our product candidates into further development.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting clinical development of itolizumab (EQ001), acquiring new assets, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we have expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. For the years ended December 31, 2021 and 2020, our net losses were $39.1 million and $29.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $110.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2021, will enable us to fund our currently planned operations for at least the next 12 months.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we advance the development of itolizumab (EQ001), potentially expand the number of indications for which we are developing itolizumab (EQ001), and as we conduct research and development related to the recently acquired product candidates EQ101 and EQ102. The successful development of any of our product candidates is highly uncertain. At this time, due to the inherently unpredictable nature of pre-clinical and clinical development, which has been further exacerbated by the uncertain magnitude, extent and duration of impacts associated with the COVID-19 pandemic, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of itolizumab (EQ001) or the period, if any, in which material net cash inflows from itolizumab (EQ001) or from any of our other product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of net foreign currency transaction losses and gains related to our Australian subsidiary.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020	Change
Research and development	$26,379	$19,384	$6,995
General and administrative	11,407	10,164	1,243
Interest expense	(1,073)	(1,099)	26
Interest income	57	476	(419)
Other (expense) income, net	(250)	358	(608)

Research and Development Expenses

Research and development expenses were $26.4 million for the year ended December 31, 2021, compared to $19.4 million for the year ended December 31, 2020. The increase in research and development expense primarily includes the following changes:

•
$3.4 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$3.4 million increase in clinical development expenses, primarily driven by start-up expenses related to our EQUATOR study, a lower Tax Incentive benefit from the Australian Taxation Office, higher costs associated with our EQUATE, EQUIP, and EQUALISE studies, partially offset by lower costs related to a Phase 3 COVID-19 clinical trial that we decided in 2020 not to commence;
•
$0.4 million increase in overhead expenses primarily driven by higher recruiting expenses and the expansion of our laboratory operations; offset by
•
$0.2 million decrease in consulting expenses.

General and Administrative Expenses

General and administrative expenses were $11.4 million for the year ended December 31, 2021, compared to $10.2 million for the year ended December 31, 2020. The increase in general and administrative expense primarily includes the following changes:

•
$1.8 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$0.1 million increase in overhead expenses; offset by
•
$0.5 million decrease in corporate consulting expenses; and
•
$0.2 million decrease in legal and professional expenses

Interest Expense

Interest expense was $1.1 million for the years ended December 31, 2021 and 2020. Interest expense consists of interest on our term notes payable which had a consistent interest rate for 2021 and 2020.

Interest Income

Interest income was $0.1 million for the year ended December 31, 2021, as compared to $0.5 million for the year ended December 31, 2020. The decrease in interest income was primarily due to lower interest rates on our short-term investments during 2021 compared to 2020.

Other (Expense) Income, Net

Other expense, net was $0.3 million for the year ended December 31, 2021, compared to $0.4 million of other income, net for the year ended December 31, 2020. The change during 2021 compared to 2020 was primarily driven by increases in net foreign currency transaction losses.

Liquidity and Capital Resources

From inception through December 31, 2021, we raised an aggregate of approximately $178.1 million in gross proceeds pursuant to our IPO, follow-on public offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of December 31, 2021, we had $50.4 million in cash and cash equivalents and $30.3 million in short-term investments.

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

On July 14, 2020, we entered into another Open Market Sales Agreement with Jefferies for a new ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. We are not obligated to make any sales under the 2020 ATM Facility. As of December 31, 2021, we sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility, for gross proceeds of $10.4 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies, legal fees and other issuance costs in the aggregate amount of $0.4 million, resulting in net proceeds of $10.0 million. There have been no further sales of shares under the 2020 ATM Facility through the date of the filing of this Annual Report on Form 10-K

September 2019 Loan Agreement

In September 2019, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or together, the Lenders, pursuant to which we can borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $10.0 million, or the Term Loan. As of December 31, 2020, we were no longer eligible to receive the additional funding up to $10.0 million under the Loan Agreement.

The Term Loan matures on June 1, 2024, or the Maturity Date, and is repaid through interest-only payments through June 30, 2021, followed by 36 equal monthly payments of principal and interest. The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

On December 18, 2020, we entered into the First Amendment to the Loan Agreement, or the First Amendment, with the Lenders whereby if we achieved positive topline data in either our (a) Phase 1b aGVHD trial of itolizumab (EQ001) or (b) Phase 1b asthma trial of itolizumab (EQ001), supporting a formal decision to advance into Phase 2 development, and as confirmed by our Board of Directors, on or prior to June 30, 2021, the interest-only payments would be automatically extended through December 31, 2021.

On April 23, 2021, we entered into the Second Amendment to the Loan Agreement, or the Second Amendment, which added two new milestones: (i) we achieve positive data in our Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by our Board of Directors in written board minutes, or the Interest-Only Extension Milestone, and (ii) we initiate a pivotal Phase 3 aGVHD trial, or the Interest-Only Extension II Milestone. If we achieve the Interest-Only Extension Milestone on or prior to June 30, 2021, then interest-only payments will be automatically extended through June 30, 2022. If we achieve the Interest-Only Extension II Milestone on or prior to June 30, 2022, then interest-only payments will be automatically extended through September 30, 2022. The Second Amendment also amended the final payment percentage from 4.5% to 5.0%.

In February 2022, we entered into the Third Amendment to the Loan Agreement (the Third Amendment) which added Bioniz Therapeutics, Inc. as a secured party to the loan.

In May 2021, we achieved the Interest-Only Extension Milestone. Due to the achievement of the Interest-Only Extension Milestone, the interest-only payments were extended through June 30, 2022, followed by 24 equal monthly principal payments and interest. In March 2022, we obtained confirmation from Lenders that the Interest-Only Extension II milestone had been achieved, which further extends the interest-only payments through September 30, 2022.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of itolizumab (EQ001), including potential new indications, and as we conduct research and development activities related to the Bioniz assets. We expect that our primary uses of capital will be for clinical research and development services, preclinical research, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2021 will enable us to fund our currently planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001) or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of itolizumab (EQ001) and other product candidates, including as such activities may be adversely impacted by the ongoing COVID-19 pandemic and evolving conflict in Ukraine;
•
the number and scope of indications we decide to pursue for the development of itolizumab (EQ001) and our other product candidates;
•
the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, we may submit for our product candidates;
•
the costs and timing of manufacturing itolizumab (EQ001) and other product candidates, if approved;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•
the costs associated with being a public company;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the cost associated with commercializing itolizumab (EQ001) or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, and more recently with the conflict in Ukraine, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations.

We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $110.0 million as of December 31, 2021. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001) and our other product candidates.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net cash provided by (used in):
Operating activities	$(32,081)	$(24,624)
Investing activities	27,406	(18,592)
Financing activities	31,061	53,945
Effect of exchange rate changes on cash	(2)	34
Net increase in cash and cash equivalents	$26,384	$10,763

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021 primarily consisted of a net loss of $39.1 million adjusted for net non-cash expenses of $5.3 million and net changes in operating assets and liabilities of $1.7 million. The primary non-cash expense adjustment to net loss was stock-based compensation. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses during the year ended December 31, 2021 related to the ramp up in our research and clinical development activities and increased headcount to support the growth of the company.

Net cash used in operating activities during the year ended December 31, 2020 primarily consisted of a net loss of $29.8 million adjusted for net non-cash expenses of $3.9 million and net changes in operating assets and liabilities of $1.3 million. The primary non-cash expense adjustment to net loss was stock-based compensation. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses during the year ended December 31, 2020 related to the ramp up in our research and clinical development activities and increased headcount to support the growth of the company.

Investing Activities

Net cash provided by investing activities was $27.4 million during the year ended December 31, 2021. We purchased $33.0 million of short-term investments and $60.5 million of our short-term investments matured during the period. Purchases of property and equipment for the year ended December 31, 2021 totaled $0.1 million.

Net cash used in investing activities was $18.6 million during the year ended December 31, 2020. We purchased $55.5 million of short-term investments and $37.1 million of our short-term investments matured during the period. Purchases of property and equipment for the year ended December 31, 2020 totaled $0.2 million.

Financing Activities

Net cash provided by financing activities totaled $31.1 million during the year ended December 31, 2021. We received net proceeds from the sale of shares related to our registered direct offering totaling $29.9 million and proceeds from both the issuance of shares under our employee stock purchase plan and proceeds from the exercise of stock options totaling $1.2 million.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, and similarly did not and do not have any holdings in variable interest entities. We do have certain contingent consideration liabilities in the form of potential milestone payments that are included in our Biocon License and in our merger agreement with Bioniz which are not reflected in our balance sheet. However, based on our current operating plans and our assessment of the probability and potential timing of such payments, we believe those payments, if any, are remote and highly unlikely to come due within the next 12 months.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our definitive proxy statement, or the Proxy Statement, to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2021 and is incorporated in this Annual Report on Form10-K by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the section entitled “Executive and Director Compensation” and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the section entitled “Transactions with Related Persons and Indemnification” and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Proxy Statement under the section entitled “Principal Accountant Fees and Services” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

2.1††

Agreement and Plan of Merger, dated February 14, 2022, by and among Registrant, Bioniz Therapeutics, Inc., Project JetFuel Merger Sub, Inc. and Kevin Green, solely in his capacity as Securityholders’ Representative, incorporated by reference by Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2022.

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

10.5†

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

10.7

Standard Office Lease, effective as of February 1, 2018, by and between the Registrant and La Jolla Shores Plaza, LLC, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.8+

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

10.12

First Amendment to Collaboration and License Agreement, effective as of September 28, 2018, by and between the Registrant and Biocon Limited, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on October 2, 2018.

10.13

Second Amendment to Collaboration and License Agreement dated April 22, 2019, by and between the Registrant and Biocon Limited, incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.14

Loan and Security Agreement, effective as of September 30, 2019, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2019.

10.15††

Third Amendment to Collaboration and License Agreement, dated December 10, 2019, by and between the Registrant and Biocon Limited, incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.16+

Offer Letter, dated January 19, 2018, by and between the Registrant and Christine Zedelmayer, incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020.

10.17+

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

10.20

Purchase Agreement, dated March 27, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2020.

10.21

Open Market Sale Agreement, dated as of July 14, 2020, by and between the Registrant and Jefferies LLC, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2020.

10.22+

Offer Letter, dated December 15, 2020, by and between the Registrant and Dolca Thomas, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2020.

10.23*	First Amendment to Loan and Security Agreement by and between Registrant and Oxford Finance LLC, dated December 18, 2020.

10.24+

Amended and Restated Offer Letter, effective January 26, 2021, by and between the Registrant and Joel Rothman, incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2021.

10.25*+	Amended and Restated Equillium, Inc. Non-Employee Director Compensation Policy.

10.26

Fourth Amendment to Collaboration and License Agreement by and between Registrant and Biocon Limited, dated April 14, 2021, incorporated by referenced to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2021.

10.27

Second Amendment to Loan and Security Agreement by and between Registrant and Oxford Finance LLC, dated April 23, 2021, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2021.

10.28*	Third Amendment to Loan and Security Agreement by and between Registrant and Oxford Finance LLC, dated February 14, 2022.

10.29*	Confidential Separation Agreement and General Release of All Claims dated February 13, 2022, by and between Registrant and Dolca Thomas, M.D.

21.1*	Subsidiaries of Equillium, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney. Reference is made to the signature page hereto.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

EQUILLIUM, INC.

Date: March 23, 2022	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce D. Steel and Jason A. Keyes, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce D. Steel	President and	March 23, 2022
Bruce D. Steel	Chief Executive Officer (Principal Executive Officer)

/s/ Jason A. Keyes	Chief Financial Officer	March 23, 2022
Jason A. Keyes	(Principal Financial and Accounting Officer)

/s/ Daniel M. Bradbury	Chairman of the Board of Directors	March 23, 2022
Daniel M. Bradbury

/s/ Stephen Connelly, Ph.D.	Member of the Board of Directors	March 23, 2022
Stephen Connelly, Ph.D.

/s/ Martha J. Demski	Member of the Board of Directors	March 23, 2022
Martha J. Demski

/s/ Bala S. Manian, Ph.D.	Member of the Board of Directors	March 23, 2022
Bala S. Manian, Ph.D.

/s/ Charles McDermott	Member of the Board of Directors	March 23, 2022
Charles McDermott

/s/ Mark Pruzanski, M.D.	Member of the Board of Directors	March 23, 2022
Mark Pruzanski, M.D.

/s/ Y. Katherine Xu, M.D.	Member of the Board of Directors	March 23, 2022
Y. Katherine Xu, M.D.

/s/Barbara Troupin, M.D	Member of the Board of Directors	March 23, 2022
Barbara Troupin, M.D

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EQUILLIUM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Equillium, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equillium, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 23, 2022

Equillium, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$50,366	$23,982
Short-term investments	30,345	58,181
Prepaid expenses and other current assets	2,659	3,011
Total current assets	83,370	85,174
Operating lease right-of-use assets	1,645	-
Property and equipment, net	237	239
Other assets	153	15
Total assets	$85,405	$85,428
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,225	$2,766
Accrued expenses	5,886	2,813
Current portion of long-term notes payable	1,428	1,666
Current portion of operating lease liabilities	376	-
Total current liabilities	8,915	7,245
Long-term notes payable	8,750	8,275
Long-term operating lease liabilities	1,235	-
Other non-current liabilities	-	54
Total liabilities	18,900	15,574
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2021 and 2020; 29,455,668 and 24,753,102 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	176,618	141,074
Accumulated other comprehensive loss	(138)	(297)
Accumulated deficit	(109,977)	(70,925)
Total stockholders' equity	66,505	69,854
Total liabilities and stockholders' equity	$85,405	$85,428

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$26,379	$19,384
General and administrative	11,407	10,164
Total operating expenses	37,786	29,548
Loss from operations	(37,786)	(29,548)
Other expense, net:
Interest expense	(1,073)	(1,099)
Interest income	57	476
Other (expense) income, net	(250)	358
Total other expense, net	(1,266)	(265)
Net loss	$(39,052)	$(29,813)
Other comprehensive income (loss), net:
Unrealized loss on available-for-sale securities, net	(59)	(41)
Foreign currency translation gain (loss)	218	(277)
Total other comprehensive income (loss), net	159	(318)
Comprehensive loss	$(38,893)	$(30,131)
Net loss per share, basic and diluted	$(1.36)	$(1.46)
Weighted-average number of common shares outstanding, basic and diluted	28,806,310	20,355,534

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	17,425,654	$1	$82,938	$21	$(41,112)	$41,848
Issuance of common stock from follow-on offering, net of issuance costs	5,461,169	1	35,716	-	-	35,717
Issuance of common stock under ATM, net of issuance costs	1,714,174	-	18,115	-	-	18,115
Issuance of common stock	83,662	-	252	-	-	252
Issuance of common stock under employee stock purchase plan	65,443	-	156	-	-	156
Exercise of stock options	3,000	-	7	-	-	7
Vesting of restricted stock liability	-	-	73	-	-	73
Stock-based compensation expense	-	-	3,817	-	-	3,817
Comprehensive loss	-	-	-	(318)	-	(318)
Net loss	-	-	-	-	(29,813)	(29,813)
Balance at December 31, 2020	24,753,102	$2	$141,074	$(297)	$(70,925)	$69,854
Issuance of common stock under registered direct offering, net of offering costs	4,285,710	-	29,909	-	-	29,909
Exercise of stock options	326,454	-	891	-	-	891
Issuance of common stock under employee stock purchase plan	90,402	-	261	-	-	261
Vesting of restricted stock liability	-	-	73	-	-	73
Stock-based compensation expense	-	-	4,410	-	-	4,410
Comprehensive income	-	-	-	159	-	159
Net loss	-	-	-	-	(39,052)	(39,052)
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(39,052)	$(29,813)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	72	45
Stock-based compensation	4,410	3,817
Net unrealized loss (gain) on foreign currency transactions	240	(360)
Non-cash consulting expense	-	81
Amortization of term loan discount and issuance costs	237	260
Realized gain on investments	-	(13)
Amortization of investments, net	314	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	214	(491)
Right-of-use assets, operating leases	114	-
Accounts payable	(1,578)	894
Accrued expenses	3,099	852
Operating lease liabilities	(151)	-
Net cash used in operating activities	(32,081)	(24,624)
Investing activities:
Purchases of property and equipment	(57)	(202)
Purchases of short-term investments	(32,992)	(55,510)
Maturities of short-term investments	60,455	37,120
Net cash provided by (used in) investing activities	27,406	(18,592)
Financing activities:
Proceeds from registered direct offering, net of offering costs	29,909	-
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	-	35,717
Proceeds from issuance of common stock under ATM, net of issuance costs	-	18,065
Proceeds from exercise of stock options	891	7
Proceeds from ESPP purchases	261	156
Net cash provided by financing activities	31,061	53,945
Effect of exchange rate changes on cash and cash equivalents	(2)	34
Net increase in cash and cash equivalents	26,384	10,763
Cash and cash equivalents at beginning of period	23,982	13,219
Cash and cash equivalents at end of period	$50,366	$23,982
Supplemental cash flow information:
Cash paid for interest	$836	$839
Right-of-use assets obtained in exchange for lease obligations	$1,759	$-
Amounts included in accounts payable for purchases of property and equipment	$14	$-
Issuance of commitment shares to Lincoln Park pursuant to agreement	$-	$171

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

From inception through December 31, 2021, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from its principal operations and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of December 31, 2021, the Company had $80.7 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of itolizumab (EQ001), for potentially acquiring and conducting research and development of new products, and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of itolizumab (EQ001) or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of December 31, 2021 will be sufficient to fund operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Australia. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in the Company’s consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s consolidated statements of operations. For the years ended December 31, 2021 and 2020, net realized and unrealized gain totaled $0.2 million and, net realized and unrealized loss of $0.3 million, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases. ASU 2016-02 establishes ASC 842, Leases, and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases. The Company adopted ASU 2016-02 and ASC 842 using the modified retrospective approach with an effective date of January 1, 2021. Periods prior to January 1, 2021 have not been restated for the adoption of ASC 842 and continue to reflect the accounting treatment of leases in accordance with ASC 840. In connection with the adoption, the Company elected the package of practical expedients to not reassess prior conclusions about lease identification, lease classification and capitalized indirect costs. The Company did not elect the use of hindsight practical expedient. Upon adoption, effective January 1, 2021, the Company recognized operating lease right-of-use assets of $0.5 million and operating lease liabilities of $0.5 million.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements not adopted

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

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2021 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Significant estimates in the Company’s consolidated financial statements relate to accrued research and development expense and the valuation of equity awards. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. Other comprehensive income (loss), net includes unrealized losses or gains on short-term investments as well as foreign currency translation losses or gains.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily represent amounts related to director and officer insurance, preclinical research and clinical trial agreements, equity issuance costs and an estimated tax refund for the year ended December 31, 2021 from the Australian Tax Office for eligible research and development expenditures.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years).

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, if the interest rate used to determine the present value of future lease payments is not readily determinable, the Company estimates its incremental borrowing rate as the discount rate for the lease. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Common stock options	3,947,025	2,463,317
Common stock warrants	1,366,141	80,428
Total	5,313,166	2,543,745

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

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2021	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,121	$29,121	$-	$-
Certificates of deposit	1,224	1,224	-	-
Total	$30,345	$30,345	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2020	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$56,220	$56,220	$-	$-
Certificates of deposit	1,961	1,961	-	-
Total	$58,181	$58,181	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. At December 31, 2021 and 2020, the carrying amount of the Company’s notes payable of $10.2 million and $9.9 million, respectively, approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At December 31, 2021 and 2020, the Company had investments in money market funds of $45.1 million and $17.4 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of December 31, 2021 or 2020.

4. Short-term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
December 31, 2021
U.S. treasury securities	1 or less	$17,122	$-	$(7)	$17,115
U.S. treasury securities	>1 and <5	12,049	-	$(43)	$12,006
Certificates of deposit	1 or less	1,226	-	(2)	1,224
Total		$30,397	$-	$(52)	$30,345
December 31, 2020
U.S. treasury securities	1 or less	$56,218	$6	$(4)	$56,220
Certificates of deposit	1 or less	1,955	6	-	1,961
Total		$58,173	$12	$(4)	$58,181

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. For the years ended December 31, 2021 and 2020, there were net gross realized gains on short-term investments totaling $0 and $13,000, respectively. Unrealized gains and losses are included in accumulated other comprehensive income (loss).

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Furniture & fixtures	$60	$60
Machinery & lab equipment	282	211
Computer equipment	42	42
Less accumulated depreciation and amortization	(147)	(74)
Property and equipment, net	$237	$239

Depreciation expense related to property and equipment was approximately $72,000 and $45,000 for the years ended December 31, 2021 and 2020, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2021 or 2020.

6. Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2023 through 2027. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Subsequent to the adoption of ASC 842, the Company records its ROU Assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the year ended December 31, 2021, is as follows (in thousands, except lease term and discount rate):

December 31, 2021
Balance sheet information
ROU assets	$1,645
Lease liabilities, current	$376
Lease liabilities, non-current	1,235
Total lease liabilities	$1,611
Other information
Weighted average remaining lease term	3.78 years
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$220
ROU assets obtained in exchange for lease obligations	$1,759

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

Year ending December 31,
2022	$510
2023	494
2024	492
2025	192
2026	169
Thereafter	28
Total undiscounted lease payments	1,885
Less: imputed interest	(274)
Total lease liabilities	$1,611

As of December 31, 2021, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

Lease commitments in accordance with prior guidance

Future minimum lease payments under non-cancelable operating leases, including short-term leases as of December 31, 2021 were as follows (in thousands):

Years Ending December 31,
2022	$510
2023	494
2024	492
2025	192
2026	169
Thereafter	28
Total minimum lease payments	$1,885

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued payroll and other employee benefits	$2,511	$1,870
Clinical studies	2,627	493
Other accruals	245	307
Preclinical studies	432	72
Accrued interest	71	71
Total accrued expenses	$5,886	$2,813

8. Collaboration and License Agreement

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by us, our affiliates and our sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by us and our affiliates (but not our sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of December 31, 2021, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Notes Payable

On September 30, 2019 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) whereby the Company could borrow up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, the Company borrowed $10.0 million from the Lenders (the Term Loan).

As of December 31, 2020, the Company was no longer eligible to receive the additional funding up to $10.0 million under the Loan Agreement.

The Term Loan matures on June 1, 2024 (the Maturity Date) and requires interest-only payments through June 30, 2021, followed by 36 equal monthly payments of principal and interest. The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

On December 18, 2020, the Company entered into the First Amendment to the Loan Agreement (the First Amendment) with the Lenders whereby if the Company achieved positive topline data in either the Company's (a) Phase 1b aGVHD trial of itolizumab (EQ001) or (b) Phase 1b asthma trial of itolizumab (EQ001), supporting a formal decision to advance into Phase 2 development, and as confirmed by the Board of Directors (the Board) of the Company on or prior to June 30, 2021, the interest-only payments would be automatically extended through December 31, 2021.

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

In May 2021, the Company achieved the Interest-Only Extension Milestone. Due to the achievement of the Interest-Only Extension Milestone, the interest-only payments were extended through June 30, 2022, followed by 24 equal monthly principal payments and interest. In March 2022, the Company obtained confirmation from Lenders that the Interest-Only Extension II milestone had been achieved, which further extends the interest-only payments through September 30, 2022.

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

In February 2022, the Company entered into the Third Amendment to the Loan Agreement (the Third Amendment) which added Bioniz Therapeutics, Inc. as a secured party to the loan.

The Company will be required to make a final payment of 5.00% of the original principal amount of the Term Loan drawn payable on the earlier of (i) the Maturity Date, (ii) the acceleration of the Term Loan, or (iii) the prepayment of the Term Loan (the Final Payment). The Company may prepay all, but not less than all, of the Term Loan upon 30 days’ advance written notice to the lender, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the Term Loan prepaid on or before the first anniversary of the applicable funding date, (ii) 2.00% of the principal amount of the Term Loan prepaid between the first and second anniversary of the funding date, and (iii) 1.00% of the principal amount of the Term Loan prepaid thereafter, and prior to the Maturity Date (each, a Prepayment Fee).

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

The costs incurred to issue the Term Loan of $0.1 million were deferred and are included in the discount to the carrying value of the Term Loan in the accompanying consolidated balance sheet. The deferred costs and the Final Payment fee are amortized to interest expense over the expected term of the Term Loan using the effective interest method with an effective interest rate of 10.97%.

The aggregate carrying amounts of the Term Loan is comprised of the following (in thousands):

	December 31,	December 31,
	2021	2020
Principal	$10,000	$10,000
Add: accreted liability for final payment fee	310	176
Less: unamortized discount	(132)	(235)
Total	$10,178	$9,941

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Company’s lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At December 31, 2021, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loan, including the Final Payment fee, as of December 31, 2021 were as follows (in thousands):

Year ending December 31, 2022	$1,428
Year ending December 31, 2023	5,714
Year ending December 31, 2024	3,358
10,500
Unaccreted balance for Final Payment fee on Term Loans	(190)
Unamortized discounts	(132)
10,178
Less current portion	(1,428)
Noncurrent portion	$8,750

10. Stockholders’ Equity

As of December 31, 2021, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 29,455,668 and 24,753,102 shares of common stock outstanding as of December 31, 2021 and 2020, respectively.

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

Pursuant to the terms of the Securities Purchase Agreement, the Company appointed Dr. Yu (Katherine) Xu, Ph. D. to the Board as a nominee of the Purchasers.

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

At-the-Market Offering Program

In November 2019, the Company entered into an Open Market Sales AgreementSM with Jefferies LLC (Jefferies) under which the Company could offer and sell shares of its common stock from time to time, through an “at-the-market” (ATM), equity offering program under which Jefferies acted as sales agent (2019 ATM Facility). The Company set certain parameters for the sale of shares, which included but were not limited to the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Jefferies was entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold plus reimbursement of certain expenses.

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

On July 14, 2020, the Company entered into a new ATM equity offering program (2020 ATM Facility) with Jefferies under which the Company may offer and sell shares of the Company’s common stock having an aggregate price of up to $150 million, from time to time, through Jefferies acting as our sales agent. As of December 31, 2021, the Company had sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility and received gross proceeds of $10.4 million. The Company paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies and other issuance costs in the aggregate amount of approximately $0.4 million, resulting in net proceeds of $10.0 million. Since December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K, there have been no additional sales of the Company’s stock under the 2020 ATM Facility.

Purchase Agreement

In March 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park Capital Fund, LLC (Lincoln Park), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s consolidated balance sheet. There have been no sales of the Company’s common stock under this Purchase Agreement as of December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K.

2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the 2018 Plan) which replaced the Company’s legacy 2017 Equity Incentive Plan (the 2017 Plan). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards. As of December 31, 2021, the 2018 Plan had a maximum of 467,024 total shares available for issuance. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to 5.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board.

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

Stock Options

The following summarizes stock option activity for the year ended December 31, 2021:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2020	2,463,317	$3.71	7.98	$4,726
Granted	1,939,080	$5.42
Exercised	(326,454)	$2.73
Forfeitures and cancellations	(128,918)	$5.17
Balances as of December 31, 2021	3,947,025	$4.58	8.38	$1,501
Options exercisable as of December 31, 2021	1,342,186	$3.94	7.68	$941
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2021 of $3.77 and the price of the underlying options.

The aggregate intrinsic value of stock options exercised was $0.4 million and $9,000 for the years ended December 31, 2021 and 2020, respectively. Cash received from stock options exercised was $0.9 million and $7,000 for the years ended December 31, 2021 and 2020, respectively.

The fair value of stock options that vested in the years ended December 31, 2021 and 2020 was $3.0 million and $4.1 million, respectively. The weighted-average grant-date fair value of options granted was $3.94 and $3.11 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, unrecognized compensation expense related to unvested stock options was $9.2 million and is expected to be recognized over a weighted-average period of 2.6 years.

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

As of December 31, 2021, the Company had issued 169,166 shares of common stock under the ESPP, 90,402 of which were issued during the year ended December 31, 2021. The Company had 769,658 shares available for future issuance under the ESPP as of December 31, 2021.

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

As of December 31, 2021 and 2020, 43,135 and 153,690 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. The balance sheet reflects an unvested stock liability of $53,000 and $125,000 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, all of the unvested stock liability is considered short-term and is classified as accrued expenses on the accompanying consolidated balance sheet. As of December 31, 2020, the short and long-term portion of the unvested stock liability was $72,000 and $53,000, respectively. The short-term unvested stock liability is classified as accrued expenses and the long-term unvested stock liability is classified as other non-current liabilities on the accompanying consolidated balance sheet.

Stock-based Compensation Expense

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the consolidated statement of operations is as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Research and development	$1,976	$1,773
General and administrative	2,434	2,044
Total	$4,410	$3,817

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.68%	0.65%
Expected volatility	88.55%	89.56%
Expected term (in years)	6.01	5.77
Expected dividend yield	0%	0%

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

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Stock options issued and outstanding	3,947,025	2,463,317
Warrants for common stock	1,366,141	80,428
Awards available under the 2018 Equity Incentive Plan	467,024	1,039,531
Employee stock purchase plan	769,658	612,529
Total	6,549,848	4,195,805

11. Commitments and Contingencies

Leases and Other Commitments

The Company leases certain office space in La Jolla and South San Francisco, California under non-cancelable operating leases. The leases for spaces in La Jolla and South San Francisco expire under various dates up until February 2027. Rent expense was $0.3 million for both the years ended December 31, 2021 and 2020.

In November 2021, the Company leased 4,727 square feet of office space in San Diego, California under a non-cancelable operating lease with a term of three years which commenced in February 2022. The total minimum lease payment over the life of the lease is $0.9 million.

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

Litigation

As of December 31, 2021, there was no litigation against the Company.

12. Income Taxes

The components of loss before income tax provision (benefit) for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
U.S.	(37,705)	(29,420)
Foreign	(1,347)	(393)
	$(39,052)	$(29,813)

The Company has not recorded a current or deferred tax expense or benefit for the years ended December 31, 2021 and 2020.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Income taxes at statutory rates	$(8,201)	$(6,261)
State income tax, net of federal benefit	-	-
Stock-based compensation	451	97
Permanent items	31	15
Federal research and orphan drug credits	(1,713)	(445)
Foreign rate differential	72	367
Change in federal valuation allowance	9,360	6,227
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$19,344	$12,338
Credits	3,940	1,940
Intangibles	108	118
Equity compensation	1,134	888
Other	1,076	286
Total deferred tax assets	25,602	15,570
Valuation allowance	(25,215)	(15,564)
Total deferred tax assets, net of allowance	$387	$6
Deferred tax liabilities:
Operating lease right-of-use asset	(346)	-
Other	(41)	(6)
Total deferred tax liabilities	$(387)	$(6)
Net deferred taxes	$-	$-

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $25.2 million as of December 31, 2021 as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $9.7 million during the year ended December 31, 2021.

At December 31, 2021, the Company had federal and California tax loss carry-forwards of approximately $86.4 million and $56.0 million, respectively. The federal net operating loss carryover includes $85.5 million of net operating losses generated subsequent to 2017. Federal net operating losses generated after December 31, 2017 carryover indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. The federal net operating losses generated prior to 2018 as well as the state net operating loss carry-forwards, begin to expire in 2037 unless previously utilized. The Company has $2.4 million of Australian net operating loss carryforwards as of December 31, 2021 that are carried forward indefinitely.

At December 31, 2021, the Company had federal and state tax credit carry-forwards of approximately $3.2 million and $0.9 million, respectively, after reduction for uncertain tax positions. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2037, if unused, and the state credits carry forward indefinitely.

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Section 382 and 383, the Company's ability to use net operating loss and research and development tax credit carry forwards (tax attribute carry forwards) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carry-forwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, our deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Unrecognized tax benefits – beginning	$2,667	$360
Gross increases – tax positions in prior period	2,266	1,988
Gross decreases – tax positions in prior period	-	-
Gross increase – current-period tax positions	554	319
Gross decrease – current-period tax positions	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits – ending	$5,487	$2,667

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

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheet as of December 31, 2021 and has not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2021.

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

The 2017 tax reform act amended the Internal Revenue Code ("Code"), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures ("R&E") and require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research).

13. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company did not make any contributions for the years ended December 31, 2021 or 2020.

14. Subsequent Events

On February 14, 2022, the Company entered into an agreement and Plan of Merger with Project JetFuel Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Bioniz Therapeutics, Inc., a Delaware corporation (“Bioniz”), and Kevin Green, solely in his capacity as representative of the securityholders of Bioniz (the “Securityholders’ Representative”).

As consideration for the acquisition of Bioniz, the Company agreed to (a) issue up to an aggregate of 5,699,492 shares of the Company’s common stock (“Merger Shares”), and (b) make contingent payments up to an aggregate of $57.5 million based on the achievement of certain regulatory events for the Bioniz product candidates commencing on first U.S. approval, and up to an aggregate of $250 million based on the achievement of certain commercialization events for product candidate BNZ-1 as set forth in the Merger Agreement. The closing issuance of Merger Shares may be adjusted after the closing, pursuant to procedures set forth in the Merger Agreement, in connection with the finalization of transaction expenses, debt, net exercise taxes and working capital amounts at closing.

Bioniz is a privately held clinical-stage biotechnology company. Bioniz developed its novel structured-domain peptides, including BNZ-1 and BNZ-2, entirely in-house from its proprietary product discovery platform. The Bioniz lead product candidates are multi-specific inhibitors of key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. Upon completion of the acquisition, the Bioniz subsidiary was made a borrower to the Term Loans under the Third Amendment to our Loan Agreement.