Form 10-Q
period 2022-03-31
Equillium, Inc.
filed 2022-05-12
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had 34,275,898 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$26,244	$50,366
Short-term investments	42,579	30,345
Prepaid expenses and other current assets	3,262	2,659
Total current assets	72,085	83,370
Operating lease right-of-use assets	1,541	1,645
Property and equipment, net	464	237
Other assets	145	153
Total assets	$74,235	$85,405
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,210	$1,225
Accrued expenses	5,626	5,886
Current portion of long-term notes payable	2,857	1,428
Current portion of operating lease liabilities	420	376
Total current liabilities	13,113	8,915
Long-term notes payable	7,370	8,750
Long-term operating lease liabilities	1,122	1,235
Total liabilities	21,605	18,900
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 34,275,898 and 29,455,668 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	200,475	176,618
Accumulated other comprehensive loss	(454)	(138)
Accumulated deficit	(147,394)	(109,977)
Total stockholders' equity	52,630	66,505
Total liabilities and stockholders' equity	$74,235	$85,405

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$10,763	$5,880
Acquired in-process research and development	23,049	-
General and administrative	3,517	2,815
Total operating expenses	37,329	8,695
Loss from operations	(37,329)	(8,695)
Other expense, net:
Interest expense	(255)	(271)
Interest income	25	26
Other income (expense), net	142	(51)
Total other expense, net	(88)	(296)
Net loss	$(37,417)	$(8,991)
Other comprehensive (loss) income, net:
Unrealized loss on available-for-sale securities, net	(180)	(3)
Foreign currency translation (loss) gain	(136)	45
Total other comprehensive (loss) income, net	(316)	42
Comprehensive loss	$(37,733)	$(8,949)
Net loss per share, basic and diluted	$(1.17)	$(0.33)
Weighted-average number of common shares outstanding, basic and diluted	31,865,783	27,325,372

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	24,753,102	$2	$141,074	$(297)	$(70,925)	$69,854
Issuance of common stock under registered direct offering, net of offering costs	4,285,710	-	29,909	-	-	29,909
Exercise of stock options	1,458	-	4	-	-	4
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,044	-	-	1,044
Other comprehensive income	-	-	-	42	-	42
Net loss	-	-	-	-	(8,991)	(8,991)
Balance at March 31, 2021	29,040,270	$2	$172,049	$(255)	$(79,916)	$91,880

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505
Issuance of common stock for Bioniz acquisition	4,820,230	1	22,541	-	-	22,542
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,298	-	-	1,298
Other comprehensive loss	-	-	-	(316)	-	(316)
Net loss	-	-	-	-	(37,417)	(37,417)
Balance at March 31, 2022	34,275,898	$3	$200,475	$(454)	$(147,394)	$52,630

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(37,417)	$(8,991)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	23,049	-
Depreciation and amortization	25	17
Stock-based compensation	1,298	1,044
Net unrealized (gain) loss on foreign currency transactions	(140)	50
Amortization of term loan discount and issuance costs	48	64
Amortization/accretion of investments, net	47	100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(553)	481
Right-of-use assets, operating leases	104	-
Accounts payable	2,692	(489)
Accrued expenses	(1,218)	(220)
Operating lease liabilities	(69)	-
Net cash used in operating activities	(12,134)	(7,944)
Investing activities:
Purchases of property and equipment	(223)	-
Purchases of short-term investments	(14,962)	(7,605)
Maturities of short-term investments	2,500	12,465
Cash acquired in Bioniz acquisition	700	-
Net cash (used in) provided by investing activities	(11,985)	4,860
Financing activities:
Proceeds from registered direct offering, net of offering costs	-	29,960
Proceeds from exercise of stock options	-	4
Net cash provided by financing activities	-	29,964
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net (decrease) increase in cash and cash equivalents	(24,122)	26,879
Cash and cash equivalents at beginning of period	50,366	23,982
Cash and cash equivalents at end of period	$26,244	$50,861
Supplemental disclosures of non-cash activities:
Fair value of Bioniz assets acquired	$23,049	$-
Issuance of common stock for Bioniz acquisition	$(22,542)	$-
Bioniz net liabilities assumed	$507	$-
Property and equipment in accounts payable	$36	$-
Registered direct offering issuance costs in accounts payable	$-	$50

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging deep understanding of immunology to develop novel products to treat severe autoimmune and inflammatory disorders with high unmet medical need. The Company’s strategy is focused on advancing the clinical development of its product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand its pipeline. The Company intends to commercialize its product candidates either independently or through partnerships or otherwise monetize its pipeline through strategic transactions.

From inception through March 31, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc., (Bioniz) in February 2022, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of March 31, 2022, the Company had $68.8 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of its product candidates, for potentially acquiring and conducting research and development of new products, and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, and more recently with the conflict in Ukraine, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of March 31, 2022, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, net realized and unrealized (loss) gains totaled $(0.1) million and $0.1 million, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses. The ASU, along with related amendments, revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affected receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. The standard and other related subsequently issued ASUs will be effective for the Company for annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the standard and other related subsequently issued ASUs will have on its consolidated financial statements and accompanying footnotes.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expense and the valuation of equity awards. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in which the majority of deposits are in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s investment policy includes guidelines for the quality of the related institutions and financial instruments and defines allowable investments that the Company may invest in, which the Company believes minimizes the exposure to concentration of credit risk.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily represent amounts related to director and officer insurance, preclinical research and clinical trial agreements, equity issuance costs and an estimated tax refund from the Australian Tax Office for eligible research and development expenditures.

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

Acquired In-Process Research and Development Expense

The Company has acquired, and may continue to acquire, the rights to develop new product candidates. Payments to acquire a new product candidate, as well as future milestone payments associated with asset acquisitions in which contingent payments are resolved are immediately expensed as acquired in-process research and development provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2022	2021
Common stock options	5,214,762	3,946,817
Common stock warrants	1,366,141	1,366,141
Total	6,580,903	5,312,958

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	March 31,	for Identical	Observable	Inputs
	2022	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$41,358	$41,358	$-	$-
Certificates of deposit	1,221	1,221	-	-
Total	$42,579	$42,579	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2021	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,121	$29,121	$-	$-
Certificates of deposit	1,224	1,224	-	-
Total	$30,345	$30,345	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $10.2 million at each of March 31, 2022 and December 31, 2021, approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At March 31, 2022 and December 31, 2021, the Company had investments in money market funds of $22.9 million and $45.1 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
March 31, 2022
U.S. treasury securities	1 or less	$41,586	$-	$(228)	$41,358
Certificates of deposit	1 or less	1,225	-	(4)	1,221
Total		$42,811	$-	$(232)	$42,579
December 31, 2021
U.S. treasury securities	1 or less	$17,122	$-	$(7)	$17,115
U.S. treasury securities	>1 and <5	12,049	-	(43)	12,006
Certificates of deposit	1 or less	1,226	-	(2)	1,224
Total		$30,397	$-	$(52)	$30,345

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll and other employee benefits	$1,191	$2,511
Clinical studies	3,818	2,627
Other accruals	308	245
Preclinical studies	238	432
Accrued interest	71	71
Total accrued expenses	$5,626	$5,886

5. Acquisition

On February 14, 2022, the Company entered into an Agreement and Plan of Merger with Project JetFuel Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), Bioniz and Kevin Green, solely in his capacity as representative of the securityholders of Bioniz (the Securityholders’ Representative). As consideration for the acquisition of Bioniz, the Company agreed to (a) issue up to an aggregate of 5,699,492 shares of the Company’s common stock (Merger Shares) valued at $22.5 million, based on the average share price on the date of close of $3.96, and (b) make contingent payments up to an aggregate of $57.5 million based on the achievement of certain regulatory events for the Bioniz product candidates commencing on first U.S. approval, and up to an aggregate of $250 million based on the achievement of certain commercialization events for product candidate BNZ-1 (now referred to as EQ101) as set forth in the Merger Agreement. The Merger Shares may be adjusted downward after the closing, pursuant to procedures set forth in the Merger Agreement, including with respect to indemnification claims and in connection with the finalization of transaction expenses, debt, net exercise taxes and working capital amounts at closing.

At closing, the Company delivered to the transfer agent 4,820,230 shares of its common stock for issuance to former stockholders of Bioniz per the terms of the Merger Agreement. Up to an additional 879,252 shares of the Company's common stock, pending any adjustments per the terms of the Merger Agreement, will be issued to former stockholders of the Bioniz 18 months after closing. The acquisition of Bioniz expanded the Company's pipeline of novel immunomodulatory drug candidates, adding two first-in-class clinical stage assets, BNZ-1 and BNZ-2, respectively, and a proprietary product discovery platform.

The Company determined the acquisition constituted an acquisition of assets instead of a business combination as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development. Transaction costs of approximately $0.4 million associated with the acquisition were included in the Company’s research and development expense during the three months ended March 31, 2022.

A summary of the preliminary estimated purchase price allocation is as follows (in thousands):

Amount
Assets acquired:
Cash	$700
Prepaid expenses and other current assets	28
Fixed assets	6
Total assets acquired	734
Liabilities assumed:
Accounts payable	265
Accrued expenses	976
Total liabilities assumed	1,241
Net liabilities acquired	$507
Issuance of common stock for Bioniz acquisition	22,542
Acquired in-process research and development	$23,049

6. Notes Payable

On September 30, 2019 (the Effective Date) the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) pursuant to which the Company borrowed $10.0 million from the Lenders (the Term Loan), which represents the maximum amount the Company is permitted to borrow under the terms of the Loan Agreement.

The Term Loan matures on June 1, 2024, (the Maturity Date), and is repaid through interest-only payments, which originally extended through June 30, 2021, followed by 36 equal monthly payments of principal and interest. The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

On April 23, 2021, the Loan Agreement was amended to (i) change the final payment percentage from 4.5% to 5.0% and (ii) extend the interest-only payment period based on achieving the following milestones: (a) the Company achieving positive data in the Company's Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by the Company's Board of Directors in written board minutes (the Interest-Only Extension Milestone) and (b) the Company initiating a pivotal Phase 3 aGVHD trial (the Interest-Only Extension II Milestone). In May 2021, the Company achieved the Interest-Only Extension Milestone, and in March 2022, the Company obtained confirmation from the Lenders that the Interest-Only Extension II Milestone had been achieved, which extends the interest-only payments through September 30, 2022, followed by 24 equal monthly principal payments and interest.

In February 2022, the Company entered into another amendment to the Loan Agreement which added Bioniz Therapeutics, Inc. as a secured party to the loan.

Under authoritative guidance, the April 2021 amendment does not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the April 2021 amendment is accounted for as a debt modification. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt was computed and applied prospectively. The new effective interest rate is 10.58%.

The Company will be required to make a final payment of 5.00% of the original principal amount of the Term Loan drawn payable on the earlier of (i) the Maturity Date, (ii) the acceleration of the Term Loan in the event of a default, or (iii) the prepayment of the Term Loan (the Final Payment). The Company may prepay all, but not less than all, of the Term Loan upon 30 days’ advance written notice to the lender, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the Term Loan prepaid on or before the first anniversary of the applicable funding date, (ii) 2.00% of the principal amount of the Term Loan prepaid between the first and second anniversary of the funding date, and (iii) 1.00% of the principal amount of the Term Loan prepaid thereafter, and prior to the Maturity Date (each, a Prepayment Fee).

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Principal	$10,000	$10,000
Add: accreted liability for Final Payment fee	339	310
Less: unamortized discount	(112)	(132)
Total	$10,227	$10,178

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At March 31, 2022, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of March 31, 2022 are as follows (in thousands):

March 31,
2022
Remainder of 2022	$1,429
Year ending December 31, 2023	5,714
Year ending December 31, 2024	3,357
10,500
Unaccreted balance for Final Payment fee on Term Loans	(161)
Unamortized discounts	(112)
10,227
Less current portion	(2,857)
Noncurrent portion	$7,370

7. Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2023 through 2027. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million for each of the three months ended March 31, 2022 and 2021.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the three months ended March 31, 2022, is as follows (in thousands, except lease term and discount rate):

March 31, 2022
Balance sheet information
ROU assets	$1,541
Lease liabilities, current	$420
Lease liabilities, non-current	1,122
Total lease liabilities	$1,542
Other information
Weighted average remaining lease term	3.65 years
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$79
ROU assets obtained in exchange for lease obligations	$-

Maturities of lease liabilities as of March 31, 2022 were as follows (in thousands):

Remainder of 2022	$398
Year ending December 31, 2023	494
Year ending December 31, 2024	492
Year ending December 31, 2025	219
Year ending December 31, 2026	169
Year ending December 31, 2027	28
Total undiscounted lease payments	1,800
Less: imputed interest	(258)
Total lease liabilities	$1,542

As of March 31, 2022, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

8. Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement (which was amended in September 2018, April 2019, December 2019, and April 2021), clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively License Agreements) with Biocon SA (together with Biocon Limited, Biocon). Pursuant to the License Agreements, Biocon granted the Company an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab that uses Biocon technology or Biocon know-how (collectively a Biocon Product) in the United States, Canada, Australia and New Zealand (collectively Company Territory). However, unless the Company achieves certain regulatory and development milestones within a specific time period, the licensed rights, other than development rights, are limited to the fields of orphan indications and the treatment of conditions related to asthma and lupus. The Company also has the right to sublicense through multiple tiers to third parties, provided such sublicenses comply with the terms of the License Agreements and the Company provides Biocon a copy of each sublicense agreement within 30 days of execution. If the Company grants a third party a sublicense of its rights to develop and commercialize Biocon Products in Australia or New Zealand, the Company will be required to pay Biocon a high double-digit percentage of any upfront payment the Company receives from such sublicensee for such sublicense, as well as a high double-digit percentage of any additional payments the Company receives from such sublicensee for such sublicense, including but not limited to royalty payments on net sales of Biocon Products by such sublicensee. Under the License Agreements, the Company granted back to Biocon a license to use its technology and know-how related to itolizumab and Biocon Products in certain countries outside of the Company Territory. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of itolizumab clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon a total of 2,316,134 shares of its common stock.

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of March 31. 2022, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of March 31, 2022, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 34,275,898 and 29,455,668 shares of common stock outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

Pursuant to the terms of the Securities Purchase Agreement, the Company appointed Dr. Yu (Katherine) Xu, Ph.D. to the Board as a nominee of the Purchasers.

At-the-Market Offering Program

On July 14, 2020, the Company entered into an "at the market" (ATM) equity offering program (2020 ATM Facility) with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of the Company’s common stock having an aggregate price of up to $150 million, from time to time, through Jefferies acting as our sales agent. During the three months ended March 31, 2022, there was no activity under the 2020 ATM Facility. As of March 31, 2022, the Company sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility and received gross proceeds of $10.4 million. The Company paid commissions on the gross proceeds, plus reimbursement of expenses to Jefferies and other issuance costs in the aggregate amount of approximately $0.4 million, resulting in net proceeds of $10.0 million. Since March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no additional sales of the Company’s stock under the 2020 ATM Facility.

Purchase Agreement

On March 27, 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park Capital Fund, LLC (Lincoln Park), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet. There have been no sales of the Company’s stock under this Purchase Agreement as of March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2022:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	3,947,025	$4.58
Granted	1,749,800	$3.86
Exercised	-	$-
Forfeitures and cancellations	(482,063)	$4.85
Options outstanding at March 31, 2022	5,214,762	$4.32	8.27	$742
Options exercisable at March 31, 2022	1,868,381	$4.22	7.13	$497
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2022 of $3.15 and the price of the underlying options.

At March 31, 2022, unamortized stock compensation for stock options was $10.8 million, with a weighted-average recognition period of 2.9 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$544	$474
General and administrative	754	570
Total	$1,298	$1,044

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2022 is as follows:

	March 31,	December 31,
	2022	2021
Stock options issued and outstanding	5,214,762	3,947,025
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	672,070	467,024
Employee stock purchase plan	1,064,214	769,658
Total	8,317,187	6,549,848

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Equillium, Inc.

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

Overview

We are a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our strategy is focused on advancing the clinical development of our product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand our pipeline. We intend to commercialize our product candidates either independently or through partnerships or otherwise monetize our pipeline through strategic transactions.

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

In February 2022, we expanded our pipeline of novel immunomodulatory drug candidates, adding two first-in-class clinical stage assets, EQ101 and EQ102, formerly known as BNZ-1 and BNZ-2, respectively, and a proprietary product discovery platform, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, a privately held, clinical stage biotechnology company. Lead assets acquired, EQ101 and EQ102, are specific multi-cytokine inhibitors of key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immune-inflammatory indications.

This novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including transplant science, hematology, dermatology, gastroenterology, rheumatology, oncology and pulmonology.

We are focused on developing itolizumab (EQ001), EQ101 and EQ102 as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders. We currently have active clinical development programs for itolizumab (EQ001) for the treatment of acute graft-versus-host disease, or aGVHD, and lupus/lupus nephritis, and we are preparing to initiate clinical studies of EQ101 and EQ102 in the second half of 2022.

The EQUATE study is a Phase 1b clinical study of itolizumab (EQ001) as a first-line therapy concomitant with steroids for the treatment of aGVHD. In this study we are assessing safety, pharmacokinetics, or PK, pharmacodynamics, or PD, and a number of clinical outcomes including complete response rate, overall response rate, survival and steroid taper. In June 2021, we announced positive topline results from 20 patients in the study, and in December 2021 at the annual meeting of the American Society of Hematology we reported additional data from a total of 25 patients treated with itolizumab (EQ001) at doses of 0.4, 0.8 or 1.6 mg/kg.

In March 2022, we initiated the EQUATOR study, a pivotal Phase 3 clinical study of itolizumab (EQ001) in patients with aGVHD. The randomized, double-blind study will assess the efficacy and safety of itolizumab (EQ001) versus placebo as a first-line therapy for aGVHD in combination with corticosteroids.

The EQUALISE study is a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with systemic lupus erythematosus, or SLE, and in patients with lupus nephritis, or LN. The completed Type A portion of the study was a multiple ascending-dose trial involving 35 SLE patients to evaluate the safety, tolerability, PK, PD, and clinical activity of subcutaneous or SC doses of itolizumab (EQ001) every two weeks (Q2W). The ongoing Type B portion of the study is evaluating up to 20 newly diagnosed or refractory LN patients who will be treated with itolizumab (EQ001) dosed at 1.6 mg/kg SC Q2W for up to 24 weeks. In March 2021, we reported favorable topline data from the Type A group of the EQUALISE study in patients with SLE. We plan on reporting interim data from the Type B LN portion of the study in mid-2022.

The EQUIP study was a Phase 1b clinical study of itolizumab (EQ001) in patients with uncontrolled asthma that was completed in the fourth quarter of 2021 and met its primary objective of safety and tolerability. However, as a result of the ongoing pandemic and associated challenges conducting asthma trials, we decided to prioritize our clinical development efforts of itolizumab (EQ001) in our ongoing programs in aGVHD and lupus/lupus nephritis and will be reassessing our potential future development strategy in asthma.

We are in the process of planning for the clinical development of EQ101 and EQ102. During the second half of 2022, we plan to initiate a Phase 2 study of EQ101 in alopecia areata and a Phase 1 study of EQ102 that we anticipate will include normal healthy volunteers and patients with celiac disease.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting pre-clinical and clinical development of itolizumab (EQ001), acquiring new assets, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we have expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. For the three months ended March 31, 2022, our net loss was $37.4 million. As of March 31, 2022, we had an accumulated deficit of $147.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), EQ101 and EQ102, potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), EQ101 and EQ102, potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2022, will enable us to fund our currently planned operations for at least the next 12 months.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001), EQ101 and EQ102 or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, subject to limited exceptions, our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank also prohibits us from incurring indebtedness without the prior written consent of the lenders, which consent may be withheld at their sole and absolute discretion. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

We currently have no products approved for sale, and we have not generated any revenues to date. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of itolizumab (EQ001), EQ101 and EQ102 and any future product candidates. If we fail to complete the development of itolizumab (EQ001), EQ101 and EQ102 or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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
•
external expenses related to chemistry, manufacturing, and controls or CMC, and supply of drug product; and
•
costs related to general overhead expenses such as travel, insurance, rent expenses, lab supplies and equipment associated with our research and development activities.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we advance the development of itolizumab (EQ001), EQ101 and EQ102 and potentially expand the number of indications for which we are developing those product candidates. The successful development of itolizumab (EQ001), EQ101 and EQ102 is highly uncertain. At this time, due to the inherently unpredictable nature of pre-clinical and clinical development, which has been further exacerbated by the uncertain magnitude, extent and duration of impacts associated with the COVID-19 pandemic, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expense consist of the cost to acquire the rights to develop new product candidates associated with the Bioniz acquisition as those product candidates acquired were deemed to have no alternative future use.

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

Other Income (Expense), net

Other income (expense), net consists primarily of net foreign currency transaction gains and losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$10,763	$5,880
Acquired in-process research and development	23,049	-
General and administrative	3,517	2,815
Interest expense	(255)	(271)
Interest income	25	26
Other income (expense), net	142	(51)

Research and Development Expenses

Research and development expenses were $10.8 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively.

The increase of $4.9 million in research and development expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$2.1 million increase in clinical development expenses, primarily driven by start-up expenses related to our EQUATOR study, partially offset by lower costs for our other clinical studies;
•
$1.3 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$1.0 million increase in non-clinical research activities;
•
$0.4 million of transaction costs associated with the Bioniz asset acquisition, primarily legal expenses; and
•
$0.1 million increase in overhead expenses primarily related to travel, software and insurance.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $23.0 million for the three months ended March 31, 2022 as a result of accounting for the Bioniz acquisition as an asset acquisition and as a result of the product candidates being determined to have no alternative future use. The consideration in excess of the tangible net liabilities acquired were expensed. There were no such expenses for the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively.

The increase of $0.7 million in general and administrative expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$0.3 million increase in employee compensation and benefits,
•
$0.2 million increase in legal fees;
•
$0.1 million increase in consulting expenses; and
•
$0.1 million increase in overhead expenses;

Interest Expense

Interest expense was $0.3 million for both the three months ended March 31, 2022 and 2021. Interest expense consists of interest on our term notes payable.

Interest Income

Interest income was $25,000 and $26,000 for the three months ended March 31, 2022 and 2021, respectively.

Other Income (Expense), net

Other income, net was $0.1 million for the three months ended March 31, 2022, compared to $0.1 million of other expense, net for the three months ended March 31, 2021. The change relates primarily to net foreign currency transaction unrealized gains during the three months ended March 31, 2022 compared to net foreign currency transaction losses during the three months ended March 31, 2021.

Liquidity and Capital Resources

From inception through March 31, 2022, we have raised an aggregate of approximately $178.1 million in gross proceeds pursuant to our IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of March 31, 2022, we had $26.2 million in cash and cash equivalents and $42.6 million in short-term investments.

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

At-the-Market Offering Program

On July 14, 2020, we entered into an Open Market Sales Agreement with Jefferies for an ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. We are not obligated to make any sales under the 2020 ATM Facility. As of March 31, 2022, we sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility, for gross proceeds of $10.4 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies, legal fees and other issuance costs in the aggregate amount of $0.4 million, resulting in net proceeds of $10.0 million. There have been no further sales of shares under the 2020 ATM Facility through the date of the filing of this Quarterly Report on Form 10-Q.

September 2019 Loan Agreement

In September 2019, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or together, the Lenders, pursuant to which we borrowed $10.0 million, or the Term Loan, which represents the maximum amount we are permitted to borrow under the terms of the Loan Agreement.

The Term Loan matures on June 1, 2024, or the Maturity Date, and is repaid through interest-only payments, which originally extended through June 30, 2021, followed by 36 equal monthly payments of principal and interest. The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

On April 23, 2021, the Loan Agreement was amended to (i) change the final payment percentage from 4.5% to 5.0% and (ii) extend the interest-only payment period based on achieving the following milestones: (a) we achieve positive data in our Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by our Board of Directors in written board minutes, or the Interest-Only Extension Milestone, and (b) we initiate a pivotal Phase 3 aGVHD trial, or the Interest-Only Extension II Milestone. In May 2021, we achieved the Interest-Only Extension Milestone, and in March

2022, we obtained confirmation from Lenders that the Interest-Only Extension II Milestone had been achieved, which extends the interest-only payments through September 30, 2022, followed by 24 equal monthly principal payments and interest.

In February 2022, we entered into another amendment to the Loan Agreement which added Bioniz Therapeutics, Inc. as a secured party to the loan.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of itolizumab (EQ001), EQ101 and EQ102, including potential new indications. We expect that our primary uses of capital will be for clinical research and development services, non-clinical research, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2022 will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001), EQ101 and EQ102 or any of our other product candidates, or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of itolizumab (EQ001), EQ101, EQ102 and other product candidates, including as such activities may be adversely impacted by the ongoing COVID-19 pandemic and evolving conflict in Ukraine;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, we may submit for our product candidates;
•
the costs and timing of manufacturing itolizumab (EQ001), EQ101, EQ102 and other product candidates;
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
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the cost associated with commercializing itolizumab (EQ001), EQ101, EQ102 or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, and more recently with the conflict in Ukraine, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $147.4 million as of March 31, 2022. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001), EQ101, EQ102 and our other product candidates.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(12,134)	$(7,944)
Investing activities	(11,985)	4,860
Financing activities	-	29,964
Effect of exchange rate changes on cash	(3)	(1)
Net (decrease) increase in cash and cash equivalents	$(24,122)	$26,879

Operating Activities

Net cash used in operating activities was $12.1 million during the three months ended March 31, 2022 as compared to $7.9 million during the three months ended March 31, 2021. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses during the three months ended March 31, 2022 related to a ramp up in our research and clinical development activities and increased headcount to support the growth of the company.

Investing Activities

Net cash used in investing activities was $12.0 million during the three months ended March 31, 2022. We purchased $15.0 million of short-term investments and $2.5 million of our short-term investments matured during the period. Purchases of property and equipment for the three months ended March 31, 2022 totaled $0.2 million. As a result of the Bioniz acquisition, we acquired cash totaling $0.7 million.

Net cash provided by investing activities was $4.9 million during the three months ended March 31, 2021. We purchased $7.6 million of short-term investments and $12.5 million of our short-term investments matured during the period.

Financing Activities

There was no cash received from financing activities during the three months ended March 31, 2022. Net cash provided by financing activities totaled $30.0 million during the three months ended March 31, 2021, which resulted from the sale of shares associated with our registered direct offering.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear; however, we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements.

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022, that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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
•
We will require substantial additional funding to complete the development and any commercialization of itolizumab (EQ001), EQ101, EQ102 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•
We are highly dependent on the successful development of our current product candidates, itolizumab (EQ001), EQ101 and EQ102, of which EQ102 has not yet been included in any clinical studies, and we may not be able to obtain regulatory or marketing approval for, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
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
•
We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business;
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
•
The manufacture of pharmaceutical products, especially biologics, is complex and may encounter difficulties in production, distribution and delivery of our product candidates. If contract manufacturers (CMO), including Biocon, our exclusive CMO for itolizumab (EQ001), encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped;
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

•
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our approved products, we may not be able to generate product revenue;
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

RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting clinical development of itolizumab (EQ001), conducting business development activities, including acquiring new assets, such as the acquisition of Bioniz in February 2022, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the three months ended March 31, 2022 and the year ended December 31, 2021, our net losses were $37.4 million and $39.1 million, respectively. As of March 31, 2022, we had an accumulated deficit of $147.4 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to advance our research and development activities into later stages of clinical development, ramp up clinical development of EQ101 and EQ102, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire additional personnel and protect our intellectual property. Furthermore, in connection with the acquisition of Bioniz, we have expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop or acquire and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approvals for our product candidates, manufacturing, marketing and selling our product candidates if we obtain marketing approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval for and commercializing our product candidates, we may never generate revenues that are significant enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional funding to complete the development and any commercialization of itolizumab (EQ001), EQ101, EQ102 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

We expect our expenses to increase substantially during the next few years. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including research, clinical development, regulatory affairs, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

As of March 31, 2022, we had $68.8 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2022 will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical trials of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab (EQ001), EQ101 or EQ102 through regulatory approval for our current indications, and we will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of our product candidates, including as such activities may be adversely impacted by the COVID-19 pandemic or other pandemics;
•
the number and scope of indications we decide to pursue for our product development;
•
the cost, timing and outcome of regulatory review of any BLA we may submit for our product candidates;
•
the costs and timing of manufacturing our product candidates and products, if approved;
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
•
our ability to enter into partnerships or otherwise monetize our pipeline through strategic transactions on a timely basis, on terms that are favorable to us, or at all;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the cost associated with commercializing our product candidates if any are approved for commercial sale.

In July 2020, we entered into an at-the-market facility with Jefferies, or the 2020 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of March 31, 2022, we sold an aggregate of 788,685 shares of our common stock under the 2020 ATM Facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

In March 2020, we entered into the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. As of March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, the COVID-19 pandemic and conflict between Russia and Ukraine continues to rapidly evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and conflict between Russia and Ukraine. If the disruption persists and deepens, we could experience an inability to access additional capital. Subject to limited exceptions, we are prohibited from incurring indebtedness without the prior written consent of the lenders pursuant to the loan agreement we entered into with Oxford Finance LLC and Silicon Valley in September 2019, as amended in December 2020, April 2021 and February 2022, or the Loan Agreement. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves.

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

Risks Related to Our Business and to the Development and Regulatory Approval of Our Product Candidates

We are highly dependent on the successful development of our current product candidates, itolizumab (EQ001), EQ101 and EQ102, of which EQ102 has not yet been included in any clinical studies, and we may not be able to obtain regulatory or marketing approval for, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.*

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize itolizumab (EQ001), EQ101 and EQ102, in any of the indications for which we are currently planning to develop them, including treatment of aGVHD and lupus nephritis with itolizumab (EQ001), treatment of alopecia areata with EQ101 and treatment of celiac disease with EQ102, which may never occur. We currently generate no revenues from sales of any biopharmaceutical products or otherwise, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

Before we can market and sell any of our product candidates in the United States, we will need to manage research and development activities, commence and complete clinical trials, obtain necessary regulatory approvals from the FDA and build a commercial organization or enter into a marketing collaboration with a third party, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approval and develop sufficient commercial capabilities for any of our product candidates. We have not submitted a BLA to the FDA for any product candidate. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approval, we may never generate significant revenues from any commercial sales of any of our products. If any of our product candidates are approved and we fail to successfully commercialize them, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, prospects, financial condition and results of operations will be adversely affected.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical trials or obtained regulatory approval for any product candidate.*

We initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019, our second clinical trial of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma in the second quarter of 2019 and our third clinical trial of itolizumab (EQ001) for the treatment of lupus nephritis in the third quarter of 2019. In March 2022, we initiated a Phase 3 pivotal clinical study of itolizumab (EQ001) in patients with aGVHD. We have three active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD, lupus nephritis, and COVID-19 patients, and we have not filed an IND with the FDA for the use of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma. Through the acquisition of Bioniz, we have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, chronic T cell lymphoma (CTCL) and alopecia areata. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of our product candidates. The success of our product candidates will further depend on factors such as:

•
completion of our ongoing and future clinical trials and preclinical studies with favorable results, including activities that may be adversely impacted by the COVID-19 pandemic;
•
acceptance of INDs by the FDA for our future clinical trials, as applicable;
•
timely and successful enrollment in, and completion of, clinical trials with favorable results;
•
demonstrating safety, efficacy and acceptable risk-benefit profile of our product candidates to the satisfaction of the FDA;
•
receipt of marketing approvals from the FDA;
•
maintaining arrangements with Biocon, our manufacturer of itolizumab (EQ001), for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001);

•
establishing sales, marketing and distribution capabilities and launching commercial sale of our product candidates, if and when approved in one or more indications;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies;
•
obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates; and
•
maintaining a continued acceptable safety profile of our products, following approval.

If we do not achieve one or more of these factors in a timely manner, we could experience significant delays or an inability to successfully obtain marketing approval and commercialize our product candidates, which would materially harm our business.

If we fail to develop or acquire other product candidates or products, our business and prospects would be limited.*

One element of our strategy is to expand our pipeline by acquiring a portfolio of other product candidates, through business or product candidate acquisitions such as our acquisition of Bioniz. The success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire product candidates for therapeutic indications that complement or augment our current pipeline, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular drug candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire suitable drug candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new medicines, our business and prospects will be limited.

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

We may enter into partnerships or otherwise monetize our pipeline through strategic transactions, which may harm our ability to realize a return, if any, on our investments and may increase our need for external funding.*

We may enter into partnerships or otherwise monetize our pipeline through strategic transactions for purposes of raising additional capital and allocating our available capital and other resources to developing and commercializing our other or future product candidates. Despite our efforts, we may be unable to enter into partnerships or otherwise monetize our pipeline through strategic transactions with third parties on favorable terms or at all. Supporting diligence activities conducted by third parties and negotiating the financial and other terms of a strategic arrangements are long and complex processes with uncertain results, and we may fail to derive any financial benefit from these activities. Any efforts toward finding a strategic partner for one or more of our product candidates may divert the time and attention of our management away from their day-to-day activities, which may adversely affect our focus on the discovery and development of our current product candidates that we intend to continue to develop and commercialize. Further, potential strategic partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in us receiving no future milestone or royalty payments under any such arrangement. We may enter into a strategic transaction for one or more of our product candidates that prove to be more successful than the product candidates we decide to continue to develop and commercialize. As a result, our financial position and the return we realize on our research and development activities could be negatively affected, and we could be required to seek additional funding to support our operations through equity offerings, debt financings or other capital sources, which could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline. Any of the foregoing could have a material adverse effect on our competitive position, business prospects, financial condition and results of operations.

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

The development and commercialization of biopharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for our product candidates in any of the indications for which we plan to develop them, or any future product candidates, on a timely basis or at all.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our current product candidates, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of biologics in the United States requires the submission of a BLA to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

FDA approval of a BLA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of our later-stage clinical trials.

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

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, of our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of any of our product candidates, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

Certain of our scientific advisors or consultants who receive compensation from us are likely to be investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory agencies. The FDA or other regulatory agencies may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory agencies and may ultimately lead to the denial of marketing approval of our product candidates in one or more indications. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to continue our ongoing or initiate our future clinical trials of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Multiple factors could contribute to such challenges of enrolling our clinical trials, including impacts related to the COVID-19 pandemic, which have already adversely impacted enrollment across all three of our current clinical trials. In particular, enrollment in our Phase 1b clinical trial of itolizumab (EQ001) in uncontrolled asthma was slower-than-expected due to disruptions to operations at clinical trial sites in Australia related to the COVID-19 pandemic as well as due to patients’ high-risk status for COVID-19 and a decrease in asthma exacerbations as a result of stay-at-home and social distancing measures. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab (EQ001) for the treatment of patients with uncontrolled moderate to severe asthma and lupus nephritis, each diseases for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

Although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, clinical results seen with ALZUMAb may have no bearing on results, including adverse events, that may be seen with itolizumab (EQ001). Through the date of the filing of this Quarterly Report on Form 10-Q, we are not aware of any meaningful change in the benefit-to-risk profile of itolizumab.

EQ101 has been well tolerated with no dose limiting toxicities or infusion reactions reported in the 93 subjects that have been dosed to date, including healthy volunteers (n=43) and patients with LGLL and CTCL (n=50). Most adverse events have been mild and moderate in severity, often related to their disease state. The most common adverse events reported include headache, fatigue and anemia.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, a material percentage of patients in our aGVHD clinical trials may die from this disease, possibly as a result of itolizumab (EQ001), which could impact development of itolizumab (EQ001). If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular biopharmaceutical product, biopharmaceutical product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

In the past, we have conducted clinical trials of itolizumab (EQ001) outside of the United States, and we plan to utilize sites outside of the United States for other clinical trials of itolizumab (EQ001), EQ101 and EQ102, including our Phase 3 pivotal study of itolizumab (EQ001) in aGVHD, as well as possibly for clinical trials of our other product candidates. The FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical trial of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the subcutaneous version of itolizumab (EQ001). The trial also included a separate stage to compare the pharmacokinetics of the intravenous administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of subcutaneous itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and transient lymphopenia. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical trials for the treatment of aGVHD and lupus nephritis. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations and we may be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

We conducted a Phase 1b, multiple ascending dose, clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma at sites in Australia and New Zealand. Also, we plan to utilize sites outside of the United States in our Phase 3 pivotal study of itolizumab (EQ001) in aGVHD, as well as potentially in our clinical studies of our other product candidates such as EQ101 and EQ102. Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research; and
•
diminished protection of intellectual property in some countries.

We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to test our product candidates in the future. We may expend our limited resources to pursue a particular indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Our translational biology program may initially show promise in identifying additional indications for which our product candidates may have therapeutic benefit, yet this may fail to yield additional clinical development opportunities for our product candidates for a number of reasons, including, our product candidates may, on further study, be shown to have harmful side effects, limited to no efficacy or other characteristics that indicate that it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. Research programs to identify additional indications for our product candidates require substantial technical, financial and human resources.

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our development efforts on the potential treatment of certain, limited indications. As a result, we may forego or delay pursuit of opportunities with other indications or for any future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending toward developing our product candidates for specific indications may not yield any approved or commercially viable products. If we do not accurately evaluate the commercial potential or target market for our product candidates, we may pursue indications that are less attractive and may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any of our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*

Any regulatory approvals that we receive for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves any product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for the product will be subject to extensive and ongoing regulatory requirements, which can be costly and time consuming. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. We must incur significant expenses and spend time and effort to ensure compliance with these complex regulations. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our contracted manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success.*

If any of our product candidates receive marketing approval in any one or more indication, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance, if approved for commercial sale in any indication, will depend on a number of factors, including:

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

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our approved products, we may not be able to generate product revenue.*

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute it. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on contracted parties for these functions than if we were to market, sell and distribute our products ourselves. We likely will have limited control over such contracted parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

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

We are aware that other products addressing the same indications as itolizumab (EQ001), EQ101 and EQ102 are in development, and some have been approved. With regards to aGVHD, we are aware of both private and public companies with development programs, including AltruBio, Inc., CSL Behring LLC, ElsaLys Biotech, Humanigen, Inc., Maat Pharma SA, and Xenikos B.V., and that Incyte has an approved product in steroid-refractory aGVHD. We are aware of a number of public companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Genentech Inc., Janssen Pharmaceuticals, Kezar Life Sciences, Inc., Novartis AG, and Omeros Corporation, and that both Aurinia Pharmaceuticals Inc. and GlaxoSmithKline plc have approved products in this indication. There are no approved products for alopecia areata or celiac disease. Private and public companies involved in alopecia areata drug development include Arena Pharmaceuticals (acquired by Pfizer in 2022), Concert Pharmaceuticals, Eli Lilly and Company, Pfizer Inc., and Reistone Biopharma. Private and public companies with development programs targeting celiac disease, include 9 Meters Biopharma, GlaxoSmithKline plc, ImmunogenX, Provention Bio, Selecta Biosciences, Takeda Pharmaceuticals, and Zedira.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, itolizumab (EQ001), EQ101, EQ102 or any future programs.

The key competitive factors affecting the success of any of our product candidates are likely to be their efficacy, safety, convenience and availability of reimbursement. If we are not successful in developing, commercializing and achieving higher levels of reimbursement than our competitors, we will not be able to compete against them and our business would be materially harmed.

Our current product candidates and any future product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.*

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

If market opportunities for our product candidates are smaller than we believe they are, our potential revenue may be adversely affected and our business may suffer.*

We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for immuno-inflammatory diseases, with current plans to develop it for the treatment of patients with aGVHD, and lupus nephritis. We have global rights to EQ101 and EQ102 and currently have plans to develop those product candidates for alopecia areata and celiac disease, respectively. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

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

Even if we receive marketing approval, we may not be able to successfully commercialize any of our approved products due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell any of our approved products profitably.*

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our approved products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting pharmaceutical prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

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

We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

Risks Related to Manufacturing and Our Reliance on Third Parties

The manufacture of pharmaceutical products, especially biologics, is complex and may encounter difficulties in production, distribution and delivery of our product candidates. If contract manufacturers (CMO), including Biocon, our exclusive CMO for itolizumab (EQ001), encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped.*

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on third-party CMOs to fulfill our clinical and commercial supply of our product candidates. However, the process of manufacturing pharmaceutical products, especially biologics, is complex, highly-regulated and subject to multiple risks. Such manufacturing is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely harm our business. In addition, if the facilities of our manufacturer are located outside of the United States, as is the case for itolizumab (EQ001) and EQ102, the production, distribution and delivery of pharmaceutical products are also subject to the laws and regulations of the country. Any changes in the laws and regulations of another country, or disruptions in production or the supply chain related to geopolitical issues or health pandemics, could delay clinical trials, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability and delivery of raw materials. Even if we obtain regulatory approval for our product candidates or any future product candidates, there is no assurance that our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Further, our contracted manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Scaling up pharmaceutical manufacturing processes, especially biological processes, is a difficult and uncertain task, and our CMOs may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely deliver our supplies of itolizumab (EQ001), EQ101, EQ102 or our future product candidates (including other biologics) or meet product demand.

Specifically, in May 2017, we entered into an exclusive clinical supply agreement with Biocon and have agreed to enter into an exclusive commercial supply agreement with Biocon in the future. Biocon manufactures itolizumab (EQ001) at its FDA regulated facility in Bangalore, India. Our dependence on Biocon subjects us to further risks and uncertainties related to our ability fulfill our clinical and commercial supply of itolizumab (EQ001). For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical trials, may be significantly impacted and may result in higher costs of drug product and adversely harm our business. If Biocon is unable to meet our manufacturing requirements (due to export restrictions or otherwise), it has the discretion to outsource manufacturing to a third party and the joint steering committee may determine to shift manufacturing to a third party. However, transfer of the manufacturing of biologic products to a new contract manufacturer, whether related to itolizumab (EQ001) or any of our current or future product candidates, can be lengthy and involve significant additional costs. Even if we are able to adequately validate and scale-up the manufacturing process with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us, if at all. In addition, Biocon has certain rights to reacquire exclusive manufacturing rights for itolizumab (EQ001), even after a third party has been engaged following shortfalls by Biocon, which will may make it difficult and expensive to engage any third party manufacturer for itolizumab (EQ001) other than Biocon.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely on will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trial may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing itolizumab (EQ001), EQ101, EQ102 or any future product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for itolizumab (EQ001). EQ101, EQ102 or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations with respect to our current or future product candidates, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.*

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology or pharmaceutical companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and potential parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate on the development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the partner. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and we may not be able to compete effectively in our market.*

Our success depends in significant part on our, and with respect to itolizumab (EQ001), Biocon’s, ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates, including itolizumab (EQ001), EQ101 and EQ102, and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as itolizumab (EQ001), EQ101 and EQ102, as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as itolizumab (EQ001), EQ101 or EQ102. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for itolizumab (EQ001), EQ101, EQ102 or any other product candidates that we may identify, our business may be materially harmed.*

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.*

From time to time we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as itolizumab (EQ001), EQ101, EQ102 and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third party patent, which might adversely affect our ability to develop and market our products.*

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as itolizumab (EQ001), EQ101, EQ102 and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or product candidates that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as itolizumab (EQ001), EQ101, EQ102 and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include itolizumab (EQ001), EQ101, EQ102 and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.*

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our current and future product candidates, including itolizumab (EQ001), EQ101, EQ102 and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring itolizumab (EQ001), EQ101, EQ102 or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.*

We employ individuals who previously worked with other companies, including our competitors or potential competitors. We could in the future be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of current or former employers or competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an individual to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a current or former employer or competitor.

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, including itolizumab (EQ001), EQ101 or EQ102, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and product candidates such as itolizumab (EQ001), EQ101, EQ102 and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2022, we had 47 full-time employees. As we advance in the clinical development of itolizumab (EQ001), EQ101 and EQ102, and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, and, if itolizumab (EQ001), EQ101, EQ102 or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Our future financial performance and our ability to develop, manufacture and commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain CROs, CMOs, and other contract service providers, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and future clinical trials and the manufacture of itolizumab (EQ001), EQ101, EQ102 and any future product candidates. We cannot assure you that the services of such contract service providers, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by leasing additional facilities, hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.*

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations in the Greater San Diego Area and the San Francisco Bay Area regions that are home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, and personnel (such as through theft or misuse). Threat actors, personnel, sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyberattacks, including for geopolitical and/or military reasons. Specifically, due to the political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely on may be vulnerable to a heightened risk of cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely on may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including the delay of development and commercialization of our product candidates); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we process sensitive information, including data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Additionally, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses”, or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

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

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so (or be perceived to have failed to have done so). Moreover, despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

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

We conduct significant operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.*

In January 2019, we formed a wholly-owned Australian subsidiary, Equillium Australia Pty Ltd, to conduct the clinical development of itolizumab (EQ001) for the treatment of uncontrolled asthma in Australia and New Zealand. That subsidiary may conduct future clinical development of our product candidates, including EQ101 and EQ102. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our product candidates in Australia and New Zealand, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials that we conduct for our product candidates in Australia and New Zealand will be accepted by the FDA or other foreign regulatory authorities for development and commercialization approvals.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In July 2020, we entered into the 2020 ATM Facility with Jefferies under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of March 31, 2022, we have sold an aggregate of 788,685 shares of our common stock under the 2020 ATM facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of May 10, 2022, we had 34,275,898 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We or the parties upon whom we depend on may be adversely affected by earthquakes, fires, other natural disasters, or other sudden, unforeseen and severe adverse events, including public health events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit our commercialization of any product candidates that we may develop.*

We face an inherent risk of product liability exposure related to the testing of itolizumab (EQ001), EQ101, EQ102 and any future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that itolizumab (EQ001), EQ101, EQ102 or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as itolizumab (EQ001), EQ101, EQ102 and any future product candidates advance through clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Cuts and Jobs Act. In addition, Congress and the Biden administration have recently proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. While it is too early to predict the outcome of these proposals and they are subject to change, if enacted, they could have a material effect on our income tax liability. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or any newly enacted federal tax legislation. We do not expect the Tax Cuts and Jobs Act or the CARES Act to have a material impact on our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that the Tax Cuts and Jobs Act and the CARES Act may have on our business in the longer term. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
2.1†

Agreement and Plan of Merger, dated February 14, 2022, by and among the Company, Bioniz, Merger Sub and Kevin Green, solely in his capacity as Securityholders’ Representative, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 16, 2022 and amended on May 2, 2022.

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

10.1+

Amended and Restated Equillium, Inc. Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2022.

10.2

Third Amendment to Loan and Security Agreement by and between Registrant and Oxford Finance LLC, dated February 14, 2022, incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2022.

10.3+

Confidential Separation Agreement and General Release of All Claims dated February 13, 2022, by and between Registrant and Dolca Thomas, M.D., incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2022.

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

† Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant hereby agrees to furnish a copy of any omitted exhibits and schedules to the SEC upon its request.

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)