Form 10-Q
period 2022-06-30
Equillium, Inc.
filed 2022-08-15
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 34,352,084 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$23,808	$50,366
Short-term investments	33,754	30,345
Prepaid expenses and other current assets	2,920	2,659
Total current assets	60,482	83,370
Operating lease right-of-use assets	1,418	1,645
Property and equipment, net	451	237
Other assets	121	153
Total assets	$62,472	$85,405
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,091	$1,225
Accrued expenses	5,377	5,886
Current portion of long-term notes payable	4,286	1,428
Current portion of operating lease liabilities	434	376
Total current liabilities	15,188	8,915
Long-term notes payable	5,992	8,750
Long-term operating lease liabilities	1,025	1,235
Total liabilities	22,205	18,900
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 34,352,084 and 29,455,668 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	201,936	176,618
Accumulated other comprehensive loss	(149)	(138)
Accumulated deficit	(161,523)	(109,977)
Total stockholders' equity	40,267	66,505
Total liabilities and stockholders' equity	$62,472	$85,405

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,488	$5,985	$20,251	$11,865
Acquired in-process research and development	-	-	23,049	-
General and administrative	4,064	2,858	7,581	5,673
Total operating expenses	13,552	8,843	50,881	17,538
Loss from operations	(13,552)	(8,843)	(50,881)	(17,538)
Other expense, net:
Interest expense	(259)	(270)	(515)	(541)
Interest income	64	13	90	39
Other expense, net	(382)	(58)	(240)	(109)
Total other expense, net	(577)	(315)	(665)	(611)
Net loss	$(14,129)	$(9,158)	$(51,546)	$(18,149)
Other comprehensive income (loss), net:
Unrealized loss on available-for-sale securities, net	(54)	(5)	(234)	(8)
Foreign currency translation gain	359	51	223	96
Total other comprehensive income (loss), net	305	46	(11)	88
Comprehensive loss	$(13,824)	$(9,112)	$(51,557)	$(18,061)
Net loss per share, basic and diluted	$(0.41)	$(0.31)	$(1.56)	$(0.64)
Weighted-average number of common shares outstanding, basic and diluted	34,292,642	29,076,562	33,085,917	28,205,805

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	24,753,102	$2	$141,074	$(297)	$(70,925)	$69,854
Issuance of common stock under registered direct offering, net of offering costs	4,285,710	-	29,909	-	-	29,909
Exercise of stock options	1,458	-	4	-	-	4
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,044	-	-	1,044
Other comprehensive income	-	-	-	42	-	42
Net loss	-	-	-	-	(8,991)	(8,991)
Balance at March 31, 2021	29,040,270	$2	$172,049	$(255)	$(79,916)	$91,880

Issuance of common stock under employee stock purchase plan	48,966	-	127	-	-	127
Exercise of stock options	293,570	-	796	-	-	796
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,064	-	-	1,064
Other comprehensive income	-	-	-	46	-	46
Net loss	-	-	-	-	(9,158)	(9,158)
Balance at June 30, 2021	29,382,806	$2	$174,054	$(209)	$(89,074)	$84,773

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505
Issuance of common stock for Bioniz acquisition	4,820,230	1	22,541	-	-	22,542
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,298	-	-	1,298
Other comprehensive loss	-	-	-	(316)	-	(316)
Net loss	-	-	-	-	(37,417)	(37,417)
Balance at March 31, 2022	34,275,898	$3	$200,475	$(454)	$(147,394)	$52,630
Issuance of common stock under employee stock purchase plan	76,186	-	141	-	-	141
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,302	-	-	1,302
Other comprehensive income	-	-	-	305	-	305
Net loss	-	-	-	-	(14,129)	(14,129)
Balance at June 30, 2022	34,352,084	$3	$201,936	$(149)	$(161,523)	$40,267

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(51,546)	$(18,149)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	23,049	-
Depreciation and amortization	56	34
Stock-based compensation	2,600	2,108
Net unrealized loss on foreign currency transactions	245	107
Amortization of term loan discount and issuance costs	100	126
Amortization/accretion of investments, net	73	205
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(220)	1,252
Accounts payable	3,623	(971)
Accrued expenses	(1,447)	350
Right-of-use assets and lease liabilities, net	74	-
Net cash used in operating activities	(23,393)	(14,938)
Investing activities:
Purchases of property and equipment	(277)	(23)
Purchases of short-term investments	(14,962)	(7,605)
Maturities of short-term investments	11,245	41,455
Cash acquired in Bioniz acquisition	700	-
Net cash (used in) provided by investing activities	(3,294)	33,827
Financing activities:
Proceeds from registered direct offering, net of offering costs	-	29,909
Proceeds from exercises of stock options	-	626
Proceeds from employee stock purchase plan purchases	141	127
Net cash provided by financing activities	141	30,662
Effect of exchange rate changes on cash and cash equivalents	(12)	(8)
Net (decrease) increase in cash and cash equivalents	(26,558)	49,543
Cash and cash equivalents at beginning of period	50,366	23,982
Cash and cash equivalents at end of period	$23,808	$73,525
Supplemental cash flow information:
Fair value of Bioniz assets acquired	$23,049	$-
Issuance of common stock for Bioniz acquisition	$(22,542)	$-
Bioniz net liabilities assumed	$507	$-
Unsettled stock option exercises	$-	$174
Property and equipment in accounts payable	$-	$25

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

From inception through June 30, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc., (Bioniz) in February 2022, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of June 30, 2022, the Company had $57.6 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of its product candidates, for potentially acquiring and conducting research and development of new products, and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, and more recently with the conflict in Ukraine, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of June 30, 2022, together with proceeds that could be generated at the Company's sole discretion from its existing, committed equity line with Lincoln Park Capital Fund, LLC (Lincoln Park), will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2022, net unrealized losses totaled $0.4 million and $0.2 million, respectively. For each of the three and six months ended June 30, 2021, net unrealized losses totaled $0.1 million. There were no material realized gains or losses for all periods presented.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Six Months Ended June 30,
	2022	2021
Common stock options	5,303,825	3,839,951
Common stock warrants	1,366,141	1,366,141
Total	6,669,966	5,206,092

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	June 30,	for Identical	Observable	Inputs
	2022	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$32,779	$32,779	$-	$-
Certificates of deposit	975	975	-	-
Total	$33,754	$33,754	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2021	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,121	$29,121	$-	$-
Certificates of deposit	1,224	1,224	-	-
Total	$30,345	$30,345	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $10.3 million and $10.2 million at each of June 30, 2022 and December 31, 2021, respectively, approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At June 30, 2022 and December 31, 2021, the Company had investments in money market funds of $16.8 million and $45.1 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of June 30, 2022 or December 31, 2021.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
June 30, 2022
U.S. treasury securities	1 or less	$33,060	$-	$(281)	$32,779
Certificates of deposit	1 or less	980	-	(5)	975
Total		$34,040	$-	$(286)	$33,754
December 31, 2021
U.S. treasury securities	1 or less	$17,122	$-	$(7)	$17,115
U.S. treasury securities	>1 and <5	12,049	-	(43)	12,006
Certificates of deposit	1 or less	1,226	-	(2)	1,224
Total		$30,397	$-	$(52)	$30,345

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll and other employee benefits	$1,887	$2,511
Clinical studies	2,835	2,627
Other accruals	252	245
Preclinical studies	334	432
Accrued interest	69	71
Total accrued expenses	$5,377	$5,886

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

The Company determined the acquisition constituted an acquisition of assets instead of a business combination as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development. Transaction costs of approximately $0.4 million associated with the acquisition were included in the Company’s research and development expense during the six months ended June 30, 2022. No transaction costs were included for the three months ended June 30, 2022.

A summary of the purchase price allocation is as follows (in thousands):

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

The Term Loan matures on June 1, 2024 (the Maturity Date), and is repaid through interest-only payments, which originally extended through June 30, 2021, followed by 36 equal monthly payments of principal and interest. The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

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

Under authoritative guidance, the April 2021 amendment does not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the April 2021 amendment is accounted for as a debt modification. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt was computed and applied prospectively. The effective interest rate is 10.58%.

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Principal	$10,000	$10,000
Add: accreted liability for Final Payment fee	369	310
Less: unamortized discount	(91)	(132)
Total	$10,278	$10,178

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At June 30, 2022, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of June 30, 2022 are as follows (in thousands):

June 30,
2022
Remainder of 2022	$1,429
Year ending December 31, 2023	5,714
Year ending December 31, 2024	3,357
10,500
Unaccreted balance for Final Payment fee on Term Loans	(131)
Unamortized discounts	(91)
10,278
Less current portion	(4,286)
Noncurrent portion	$5,992

7. Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2023 through 2027. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively. Operating lease expense, including expenses related to short-term leases, was $0.1 million for both the three and six months ended June 30, 2021, respectively.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the six months ended June 30, 2022, is as follows (in thousands, except lease term and discount rate):

June 30, 2022
Balance sheet information
ROU assets	$1,418
Lease liabilities, current	$434
Lease liabilities, non-current	1,025
Total lease liabilities	$1,459
Other information
Weighted average remaining lease term	3.44
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$183
ROU assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

Remainder of 2022	$283
Year ending December 31, 2023	494
Year ending December 31, 2024	492
Year ending December 31, 2025	219
Year ending December 31, 2026	169
Year ending December 31, 2027	28
Total undiscounted lease payments	1,685
Less: imputed interest	(226)
Total lease liabilities	$1,459

As of June 30, 2022, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of June 30, 2022, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of June 30, 2022, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 34,352,084 and 29,455,668 shares of common stock outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

At-the-Market Offering Program

On July 14, 2020, the Company entered into an "at the market" (ATM) equity offering program (2020 ATM Facility) with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of the Company’s common stock having an aggregate price of up to $150 million, from time to time, through Jefferies acting as our sales agent. During the three and six months ended June 30, 2022, there was no activity under the 2020 ATM Facility. As of June 30, 2022, the Company sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility and received gross proceeds of $10.4 million. The Company paid commissions on the gross proceeds, plus reimbursement of expenses to Jefferies and other issuance costs in the aggregate amount of approximately $0.4 million, resulting in net proceeds of $10.0 million. Since June 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no additional sales of the Company’s stock under the 2020 ATM Facility.

Purchase Agreement

On March 27, 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet. There have been no sales of the Company’s stock under this Purchase Agreement as of June 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2022:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	3,947,025	$4.58
Granted	2,094,800	$3.67
Exercised	-	$-
Forfeitures and cancellations	(738,000)	$5.04
Options outstanding at June 30, 2022	5,303,825	$4.16	8.30	$-
Options exercisable at June 30, 2022	2,048,297	$4.20	6.62	$-

(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2022 of $2.04 and the price of the underlying options.

At June 30, 2022, unamortized stock compensation for stock options was $9.7 million, with a weighted-average recognition period of 2.8 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$397	$462	$942	$936
General and administrative	905	602	1,658	1,172
Total	$1,302	$1,064	$2,600	$2,108

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2022 is as follows:

	June 30,	December 31,
	2022	2021
Stock options issued and outstanding	5,303,825	3,947,025
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	583,007	467,024
Employee stock purchase plan	988,028	769,658
Total	8,241,001	6,549,848

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting pre-clinical and clinical development of itolizumab (EQ001), acquiring new assets, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we have expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. For the six months ended June 30, 2022, our net loss was $51.5 million. As of June 30, 2022, we had an accumulated deficit of $161.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), EQ101 and EQ102, potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), EQ101 and EQ102, potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2022, together with proceeds that could be generated at our sole discretion from our existing, committed equity line with Lincoln Park Capital Fund, LLC, or Lincoln Park, will enable us to fund our operations for at least the next 12 months.

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
•
external expenses related to chemistry, manufacturing, and controls, or CMC, and supply of drug product; and
•
costs related to general overhead expenses such as travel, insurance, rent expenses, lab supplies and equipment associated with our research and development activities.

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

Other Expense, net

Other expense, net consists primarily of net foreign currency transaction gains and losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$9,488	$5,985	$20,251	$11,865
Acquired in-process research and development	-	-	23,049	-
General and administrative	4,064	2,858	7,581	5,673
Interest expense	(259)	(270)	(515)	(541)
Interest income	64	13	90	39
Other expense, net	(382)	(58)	(240)	(109)

Research and Development Expenses

Research and development expenses were $9.5 million and $20.3 million for the three and six months ended June 30, 2022, respectively, compared to $6.0 million and $11.9 million for three and six months ended June 30, 2021, respectively.

The increase of $3.5 million in research and development expenses for the three months ended June 30, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$2.2 million increase in clinical development expenses, primarily driven by start-up expenses related to our EQUATOR study, partially offset by lower costs for our other itolizumab (EQ001) clinical studies;
•
$0.7 million increase in non-clinical research activities;
•
$0.3 million increase in consulting expenses to support our research and development activities; and
•
$0.3 million in employee compensation and benefits, primarily related to increased headcount.

The increase of $8.4 million in research and development expenses for the six months ended June 30, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$4.3 million increase in clinical development expenses, primarily driven by start-up expenses related to our EQUATOR study, partially offset by lower costs for our other itolizumab (EQ001) clinical studies;
•
$1.8 million increase in non-clinical research activities;
•
$1.6 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$0.4 million of transaction costs associated with the Bioniz asset acquisition, primarily legal expenses; and
•
$0.3 million increase in consulting expenses to support out research and development activities.

Acquired In-Process Research and Development Expenses

There were no acquired in-process research and development expenses in the three months ended June 30, 2022, whereas there was $23.0 million of such expenses in the six months ended June 30, 2022. The acquired in-process research and development expenses in the first quarter of 2022 resulted from accounting for the Bioniz acquisition as an asset acquisition where the product candidates acquired were determined to have no alternative future use. The consideration in excess of the tangible net liabilities acquired was expensed. There were no such expenses for the three and six months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $7.6 million for the three and six months ended June 30, 2022, respectively, compared to $2.9 million and $5.7 million for three and six months ended June 30, 2021, respectively.

The increase of $1.2 million in general and administrative expenses for the three months ended June 30, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$0.5 million increase in legal fees related to business development activities;
•
$0.5 million increase in employee compensation and benefits;
•
$0.1 million increase in consulting expenses; and
•
$0.1 million increase in overhead expenses.

The increase of $1.9 million in general and administrative expenses for the six months ended June 30, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$0.8 million increase in employee compensation and benefits;
•
$0.6 million increase in legal fees related to business development activities;
•
$0.3 million increase in overhead expenses; and
•
$0.2 million increase in consulting expenses.

Interest Expense

Interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively, compared to $0.3 million and $0.5 million for three and six months ended June 30, 2021, respectively. Interest expense consists of interest on our term notes payable.

Interest Income

Interest income was $64,000 and $90,000 for the three and six months ended June 30, 2022, respectively, compared to $13,000 and $39,000 for the three and six months ended June 30, 2021, respectively.

Other Expense, net

Other expense, net was $0.4 million and $0.2 million for the three and six months ended June 30, 2022, respectively, compared to $0.1 million for both the three and six months ended June 30, 2021. The change in both the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily driven by changes in net foreign currency transaction gains and losses.

Liquidity and Capital Resources

From inception through June 30, 2022, we have raised an aggregate of approximately $178.1 million in gross proceeds pursuant to our IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of June 30, 2022, we had $23.8 million in cash and cash equivalents and $33.8 million in short-term investments.

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

2020 Purchase Agreement

In March 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. We have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement through the date of the filing of this Quarterly Report on Form 10-Q.

At-the-Market Offering Program

On July 14, 2020, we entered into an Open Market Sales Agreement with Jefferies for an ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. During the three and six months ended June 30, 2022, there was no activity under the 2020 ATM Facility. As of June 30, 2022, we sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility, for gross proceeds of $10.4 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies, legal fees and other issuance costs in the aggregate amount of $0.4 million, resulting in net proceeds of $10.0 million. There have been no further sales of shares under the 2020 ATM Facility through the date of the filing of this Quarterly Report on Form 10-Q.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of itolizumab (EQ001), EQ101 and EQ102, including potential new indications. We expect that our primary uses of capital will be for clinical research and development services, non-clinical research, manufacturing, regulatory compliance, legal and other business development expenses, compensation and related expenses, risk management, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2022, together with proceeds that could be generated at our sole discretion from our existing, committed equity line with Lincoln Park, will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001), EQ101 and EQ102 or any of our other product candidates, or whether, or when, we may achieve profitability.

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
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing itolizumab (EQ001), EQ101, EQ102 or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, and more recently with the conflict in Ukraine, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $161.5 million as of June 30, 2022. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001), EQ101, EQ102 and our other product candidates.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(23,393)	$(14,938)
Investing activities	(3,294)	33,827
Financing activities	141	30,662
Effect of exchange rate changes on cash	(12)	(8)
Net (decrease) increase in cash and cash equivalents	$(26,558)	$49,543

Operating Activities

Net cash used in operating activities was $23.4 million during the six months ended June 30, 2022 as compared to $14.9 million during the six months ended June 30, 2021. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses during the six months ended June 30, 2022 related to a ramp up in our research and clinical development activities and increased headcount to support the growth of the company. The increase in operating expenses included a non-cash expense of $23.0 million related to the acquired in-process research and development charge attributed to the Bioniz acquisition.

Investing Activities

Net cash used in investing activities was $3.3 million during the six months ended June 30, 2022. We purchased $15.0 million of short-term investments, and $11.2 million of our short-term investments matured during the period. Purchases of property and equipment for the six months ended June 30, 2022 totaled $0.3 million. As a result of the Bioniz acquisition, we acquired cash totaling $0.7 million.

Net cash provided by investing activities was $33.8 million during the six months ended June 30, 2021. We purchased $7.6 million of short-term investments, and $41.5 million of our short-term investments matured during the period.

Financing Activities

Net cash provided by financing activities of $0.1 million during the six months ended June 30, 2022 was attributed to employee stock purchase plan purchases. Net cash provided by financing activities totaled $30.7 million during the six months ended June 30, 2021, which was comprised of $29.9 million from the sale of shares associated with our registered direct offering and $0.8 million in proceeds from option exercises and employee stock purchase plan purchases.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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
•
We will require substantial additional funding to continue and complete the development and any commercialization of itolizumab (EQ001), EQ101, EQ102 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
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
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success; and
•
The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may continue to adversely impact our business, including our clinical trials, and could further impact other aspects of our business including our supply chain, personnel, and our business development activities, the magnitude and extent of which are uncertain.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the six months ended June 30, 2022 and the year ended December 31, 2021, our net losses were $51.5 million and $39.1 million, respectively. As of June 30, 2022, we had an accumulated deficit of $161.5 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to advance our research and development activities into later stages of clinical development, ramp up clinical development of EQ101 and EQ102, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire additional personnel and protect our intellectual property. Furthermore, in connection with the acquisition of Bioniz, we have expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We will require substantial additional funding to continue and complete the development and any commercialization of itolizumab (EQ001), EQ101, EQ102 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

We expect our expenses to increase substantially during the next few years. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including research, clinical development, regulatory affairs, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

As of June 30, 2022, we had $57.6 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2022, together with proceeds that could be generated at our sole discretion from our existing, committed equity line, will enable us to fund our operations for at least the next 12 months. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical trials of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of itolizumab (EQ001), EQ101 or EQ102 through regulatory approval for our current indications, and we will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates or cause our stockholders to incur substantial dilution.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical trials of our product candidates, including as such activities may be adversely impacted by the COVID-19 pandemic or other public health epidemics or outbreaks;
•
the number and scope of indications we decide to pursue for our product development;
•
the cost, timing and outcome of regulatory review of any BLA we may submit for our product candidates;
•
the costs and timing of manufacturing our product candidates and products;
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

•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing our product candidates if any are approved for commercial sale.

In July 2020, we entered into an at-the-market facility with Jefferies, or the 2020 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of June 30, 2022, we sold an aggregate of 788,685 shares of our common stock under the 2020 ATM Facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since June 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

In March 2020, we entered into the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. As of June 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, the COVID-19 pandemic and conflict between Russia and Ukraine continues to evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and conflict between Russia and Ukraine. If the disruption persists and deepens, we could experience an inability to access additional capital. Subject to limited exceptions, we are prohibited from incurring indebtedness without the prior written consent of the lenders pursuant to the loan agreement we entered into with Oxford Finance LLC and Silicon Valley in September 2019, as amended in December 2020, April 2021 and February 2022, or the Loan Agreement. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves.

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

We may enter into partnerships or otherwise monetize our pipeline through strategic transactions, which may harm our ability to realize a return, if any, on our investments and may increase our need for external funding.*

We may enter into partnerships or otherwise monetize our pipeline through strategic transactions for purposes of raising additional capital and allocating our available capital and other resources to developing and commercializing our other or future product candidates. Despite our efforts, we may be unable to enter into partnerships or otherwise monetize our pipeline through strategic transactions with third parties on favorable terms or at all. Supporting diligence activities conducted by third parties and negotiating the financial and other terms of a strategic arrangements are long, costly and complex processes with uncertain results, and we may fail to derive any financial benefit from these activities. Any efforts toward finding a strategic partner for one or more of our product candidates may divert the time and attention of our management away from their day-to-day activities, which may adversely affect our focus on the discovery and development of our current product candidates that we intend to continue to develop and commercialize. Further, potential strategic partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in us receiving no future milestone or royalty payments under any such arrangement. We may enter into a strategic transaction for one or more of our product candidates that prove to be more successful than the product candidates we decide to continue to develop and commercialize. As a result, our financial position and the return we realize on our research and development activities could be negatively affected, and we could be required to seek additional funding to support our operations through equity offerings, debt financings or other capital sources, which could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline. Any of the foregoing could have a material adverse effect on our competitive position, business prospects, financial condition and results of operations.

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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business.*

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory. Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis, and is marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India (DCGI) for the treatment of cytokine release syndrome (CRS) in COVID-19 patients with moderate to severe acute respiratory distress syndrome (ARDS) in India. In September 2020, the DCGI granted approval of itolizumab produced in a Chinese hamster ovary (CHO) cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of chronic plaque psoriasis, as well as restricted emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been and may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

We are unaware of any currently active and ongoing clinical trials of itolizumab in Cuba. Centro de Immunologia Molecular was granted emergency use authorization of itolizumab for patients with severe COVID-19 in Cuba.

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

If we fail to develop or acquire other product candidates or products, our business and prospects would be limited.*

One element of our strategy is to expand our pipeline by acquiring a portfolio of other product candidates, through business or product candidate acquisitions such as our acquisition of Bioniz. The success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire product candidates for therapeutic indications that complement or augment our current pipeline, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire suitable product candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new product candidates, our business and prospects will be limited and may require us to divest one or more of our product candidates to enable us to acquire businesses or new product candidates or progress the development of our other product candidates.

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

In addition, if we fail to successfully commercialize and further develop our product candidates, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates to follow our existing product candidates or be able to acquire other product candidates to expand our existing portfolio, and our business and prospects would be harmed.

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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to continue our ongoing or initiate our future clinical trials of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Multiple factors could contribute to such challenges of enrolling our clinical trials, including impacts related to the COVID-19 pandemic, which have already adversely impacted enrollment across all three of our current clinical trials. In particular, enrollment in our Phase 1b clinical trial of itolizumab (EQ001) in uncontrolled asthma was slower-than-expected due to disruptions to operations at clinical trial sites in Australia related to the COVID-19 pandemic as well as due to patients’ high-risk status for COVID-19 and a decrease in asthma exacerbations as a result of stay-at-home and social distancing measures. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of itolizumab (EQ001) for the treatment of patients with uncontrolled moderate to severe asthma and lupus nephritis, each disease for which there is significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may continue to adversely impact our business, including our clinical trials, and could further impact other aspects of our business including our supply chain, personnel, and our business development activities, the magnitude and extent of which are uncertain.*

In December 2019, a novel strain of coronavirus, designated COVID-19, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the coronavirus pandemic a national emergency and many states and municipalities in the United States, including California, have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). The effects of government actions and our policies and those of third parties to reduce the spread of the coronavirus may negatively impact productivity, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy. These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

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

Despite recent progress in the administration of vaccines, the extent to which the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, may impact our clinical trials, our supply chain, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the scope and magnitude of any resurgence in the outbreak due to variants of the virus, the efforts by governments and businesses to contain the pandemic and any resurgences, business closures or business disruptions and the impact on the economy and capital markets.

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

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our development efforts on the potential treatment of certain, limited indications. As a result, we may forego, delay pursuit of opportunities with other indications or for any future product candidates, or divest product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending toward developing our product candidates for specific indications may not yield any approved or commercially viable products. If we do not accurately evaluate the commercial potential or target market for our product candidates, we may pursue indications that are less attractive and may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are aware that other products addressing the same indications as itolizumab (EQ001), EQ101 and EQ102 are in development, and some have been approved. With regards to aGVHD, we are aware of both private and public companies with development programs, including AltruBio, Inc., CSL Behring LLC, ElsaLys Biotech, Humanigen, Inc., Maat Pharma SA, Mesoblast Limited, VectivBio Holding AG, and Xenikos B.V., and that Incyte has an approved product in steroid-refractory aGVHD. We are aware of a number of public companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Genentech Inc., Janssen Pharmaceuticals, Kezar Life Sciences, Inc., Novartis AG, Vera Therapeutics, Inc. and Omeros Corporation, and that both Aurinia Pharmaceuticals Inc. and GlaxoSmithKline plc have approved products in this indication. There are no approved products for alopecia areata or celiac disease. Private and public companies involved in alopecia areata drug development include Arena Pharmaceuticals (acquired by Pfizer in 2022), Concert Pharmaceuticals, Eli Lilly and Company, Horizon Therapeutics plc, Pfizer Inc., and Reistone Biopharma. Private and public companies with development programs targeting celiac disease, include 9 Meters Biopharma, GlaxoSmithKline plc, ImmunogenX, Provention Bio, Takeda Pharmaceuticals, Immunic, Inc. and Zedira.

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

We rely, and intend to continue to rely, on contract research organizations (CROs) to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.*

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and future clinical trials of itolizumab (EQ001) and preclinical studies, and any future preclinical studies and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. Should our CROs engage in unethical, illegal, or non-compliant activities, such behavior could adversely impact our business. Further, should we terminate our contractual relationship with a CRO for such improprieties, transitioning to a different CRO may delay, disrupt or otherwise adversely impact the progress of the clinical study. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2022, we had 45 full-time employees. As we advance in the clinical development of itolizumab (EQ001), EQ101 and EQ102, and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, and, if itolizumab (EQ001), EQ101, EQ102 or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.*

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2021, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $86.4 million. Our U.S. federal NOLs generated in taxable years beginning before January 1, 2018 could expire unused. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2017, is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

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

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and may have a significant adverse effect on our business and results of operations. *

There have been, and continue to be, numerous legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access and the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

There have been judicial, Congressional and executive challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court held in a 7-2 opinion that the states and individuals challenging the constitutionality of Affordable Care Act do not have standing to challenge the law. The U.S. Supreme Court did not reach the merits of the challenge regarding Affordable Care Act’s constitutionality, but the decision ended the case. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

We may be subject to applicable foreign, federal and state fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In July 2020, we entered into the 2020 ATM Facility with Jefferies under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of June 30, 2022, we have sold an aggregate of 788,685 shares of our common stock under the 2020 ATM facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since June 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of August 12, 2022, we had 34,352,084 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

Date: August 15, 2022	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)