Form 10-Q
period 2022-09-30
Equillium, Inc.
filed 2022-11-14
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 34,352,084 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,729	$50,366
Short-term investments	18,793	30,345
Prepaid expenses and other current assets	2,254	2,659
Total current assets	46,776	83,370
Operating lease right-of-use assets	1,319	1,645
Property and equipment, net	423	237
Other assets	113	153
Total assets	$48,631	$85,405
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,469	$1,225
Accrued expenses	6,326	5,886
Current portion of long-term notes payable	5,714	1,428
Current portion of operating lease liabilities	421	376
Total current liabilities	14,930	8,915
Long-term notes payable	4,616	8,750
Long-term operating lease liabilities	925	1,235
Total liabilities	20,471	18,900
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 34,352,084 and 29,455,668 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	203,142	176,618
Accumulated other comprehensive income (loss)	193	(138)
Accumulated deficit	(175,178)	(109,977)
Total stockholders' equity	28,160	66,505
Total liabilities and stockholders' equity	$48,631	$85,405

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,771	$6,965	$29,022	$18,830
Acquired in-process research and development	-	-	23,049	-
General and administrative	4,466	2,896	12,047	8,569
Total operating expenses	13,237	9,861	64,118	27,399
Loss from operations	(13,237)	(9,861)	(64,118)	(27,399)
Other expense, net:
Interest expense	(267)	(266)	(782)	(807)
Interest income	130	8	219	47
Other expense, net	(281)	(163)	(520)	(272)
Total other expense, net	(418)	(421)	(1,083)	(1,032)
Net loss	$(13,655)	$(10,282)	$(65,201)	$(28,431)
Other comprehensive income, net:
Unrealized gain (loss) on available-for-sale securities, net	69	(3)	(165)	(11)
Foreign currency translation gain	273	146	496	242
Total other comprehensive income, net	342	143	331	231
Comprehensive loss	$(13,313)	$(10,139)	$(64,870)	$(28,200)
Net loss per share, basic and diluted	$(0.40)	$(0.35)	$(1.95)	$(0.99)
Weighted-average number of common shares outstanding, basic and diluted	34,352,084	29,382,806	33,512,611	28,602,450

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	24,753,102	$2	$141,074	$(297)	$(70,925)	$69,854
Issuance of common stock under registered direct offering, net of offering costs	4,285,710	-	29,909	-	-	29,909
Exercise of stock options	1,458	-	4	-	-	4
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,044	-	-	1,044
Other comprehensive income	-	-	-	42	-	42
Net loss	-	-	-	-	(8,991)	(8,991)
Balance at March 31, 2021	29,040,270	$2	$172,049	$(255)	$(79,916)	$91,880

Issuance of common stock under employee stock purchase plan	48,966	-	127	-	-	127
Exercise of stock options	293,570	-	796	-	-	796
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,064	-	-	1,064
Other comprehensive income	-	-	-	46	-	46
Net loss	-	-	-	-	(9,158)	(9,158)
Balance at June 30, 2021	29,382,806	$2	$174,054	$(209)	$(89,074)	$84,773
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,150	-	-	1,150
Other comprehensive income	-	-	-	143	-	143
Net loss	-	-	-	-	(10,282)	(10,282)
Balance at September 30, 2021	29,382,806	$2	$175,222	$(66)	$(99,356)	$75,802

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505
Issuance of common stock for Bioniz acquisition	4,820,230	1	22,541	-	-	22,542
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,298	-	-	1,298
Other comprehensive loss	-	-	-	(316)	-	(316)
Net loss	-	-	-	-	(37,417)	(37,417)
Balance at March 31, 2022	34,275,898	$3	$200,475	$(454)	$(147,394)	$52,630
Issuance of common stock under employee stock purchase plan	76,186	-	141	-	-	141
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,302	-	-	1,302
Other comprehensive income	-	-	-	305	-	305
Net loss	-	-	-	-	(14,129)	(14,129)
Balance at June 30, 2022	34,352,084	$3	$201,936	$(149)	$(161,523)	$40,267
Vesting of restricted stock liability	-	-	17	-	-	17
Stock-based compensation expense	-	-	1,189	-	-	1,189
Other comprehensive income	-	-	-	342	-	342
Net loss	-	-	-	-	(13,655)	(13,655)
Balance at September 30, 2022	34,352,084	$3	$203,142	$193	$(175,178)	$28,160

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(65,201)	$(28,431)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	23,049	-
Depreciation and amortization	86	53
Stock-based compensation	3,789	3,258
Net unrealized loss on foreign currency transactions	519	262
Amortization of term loan discount and issuance costs	152	182
Amortization/accretion of investments, net	103	279
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	450	1,485
Accounts payable	1,010	(104)
Accrued expenses	(476)	1,068
Right-of-use assets and lease liabilities, net	61	-
Net cash used in operating activities	(36,458)	(21,948)
Investing activities:
Purchases of property and equipment	(277)	(57)
Purchases of short-term investments	(14,962)	(13,603)
Maturities of short-term investments	26,245	57,955
Cash acquired in Bioniz acquisition	700	-
Net cash provided by investing activities	11,706	44,295
Financing activities:
Proceeds from registered direct offering, net of offering costs	-	29,909
Proceeds from exercises of stock options	-	800
Proceeds from employee stock purchase plan purchases	141	127
Net cash provided by financing activities	141	30,836
Effect of exchange rate changes on cash and cash equivalents	(26)	(10)
Net (decrease) increase in cash and cash equivalents	(24,637)	53,173
Cash and cash equivalents at beginning of period	50,366	23,982
Cash and cash equivalents at end of period	$25,729	$77,155
Supplemental cash flow information:
Fair value of Bioniz assets acquired	$23,049	$-
Issuance of common stock for Bioniz acquisition	$(22,542)	$-
Bioniz net liabilities assumed	$507	$-
Property and equipment in accounts payable	$3	$-

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

From inception through September 30, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company’s initial product candidate, itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc., (Bioniz) in February 2022 and the planned merger with Metacrine, Inc. (Metacrine) announced in September 2022, preparing to initiate clinical studies of EQ101 and EQ102, and the general and administrative activities associated with operating a public company. The Company has not generated revenues from its principal operations, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of September 30, 2022, the Company had $44.5 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of its product candidates, for potentially acquiring and conducting research and development of new products, and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, and more recently with the conflict in Ukraine and inflationary pressures on the economy and monetary policy responses taken by government agencies, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of September 30, 2022, together with the additional cash expected to be acquired with the closing of the proposed merger with Metacrine, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

There is a risk that the merger with Metacrine does not close or that it does not close in a timely manner or with sufficient net cash. In any such event, the Company would intensify its efforts to raise additional capital through other financing sources in order to fund its currently planned development programs. Such other potential sources of capital include the Company’s existing committed equity line, ATM facility and/or development funding from potential future partners. Depending on the timing and extent to which the Company is able to raise additional capital, operational changes, including potentially scaling back, delaying, or stopping one or more of its development programs and downsizing the organization accordingly, may be necessary to preserve cash and maintain solvency for 12 months from the date of this filing.

The COVID-19 outbreak in the United States and the rest of the world caused disruptions to the Company’s business. Although the current impact of the COVID-19 virus has lessened, should there be future spikes in the spread of the virus or its variants, results of the Company’s clinical trials may be delayed and the Company’s business may be adversely impacted. The Company cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues will impact the Company’s business, nor can it predict potential adverse impacts related to the availability of capital to fund the Company’s operations. Additionally, the Company’s workforce and outside consultants may also be affected, which could result in an adverse impact on the Company’s ability to conduct business. Any of these factors, alone or in combination with others, could harm the Company’s business, results of operations, financial condition or liquidity. However, the magnitude, timing, and duration of any such potential financial impacts cannot be reasonably estimated at this time.

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Realized and unrealized gains and losses denominated in foreign currencies are recorded in operating expenses in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, net unrealized losses totaled $0.3 million and $0.5 million, respectively. For the three and nine months ended September 30, 2021, net unrealized losses totaled $0.2 million and $0.3 million, respectively. There were no material realized gains or losses for all periods presented.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. Other comprehensive income, net includes unrealized losses or gains on short-term investments as well as foreign currency translation losses or gains.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Nine Months Ended September 30,
	2022	2021
Common stock options	5,335,025	3,927,451
Common stock warrants	1,366,141	1,366,141
Total	6,701,166	5,293,592

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	September 30,	for Identical	Observable	Inputs
	2022	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$17,814	$17,814	$-	$-
Certificates of deposit	979	979	-	-
Total	$18,793	$18,793	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2021	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,121	$29,121	$-	$-
Certificates of deposit	1,224	1,224	-	-
Total	$30,345	$30,345	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $10.3 million and $10.2 million at each of September 30, 2022 and December 31, 2021, respectively, approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

At September 30, 2022 and December 31, 2021, the Company had investments in money market funds of $21.9 million and $45.1 million, respectively, that were measured at fair value using the net asset value per share (or its equivalent) that have not been classified in the fair value hierarchy. The funds invest primarily in U.S. government securities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of September 30, 2022 or December 31, 2021.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
September 30, 2022
U.S. treasury securities	1 or less	$18,030	$-	$(216)	$17,814
Certificates of deposit	1 or less	980	-	(1)	979
Total		$19,010	$-	$(217)	$18,793
December 31, 2021
U.S. treasury securities	1 or less	$17,122	$-	$(7)	$17,115
U.S. treasury securities	>1 and <5	12,049	-	(43)	12,006
Certificates of deposit	1 or less	1,226	-	(2)	1,224
Total		$30,397	$-	$(52)	$30,345

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued payroll and other employee benefits	$2,492	$2,511
Clinical studies	2,491	2,627
Other accruals	749	245
Preclinical studies	523	432
Accrued interest	71	71
Total accrued expenses	$6,326	$5,886

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

At closing, the Company delivered to the transfer agent 4,820,230 shares of its common stock for issuance to former stockholders of Bioniz per the terms of the Merger Agreement. Up to an additional 879,252 shares of the Company's common stock, pending any adjustments per the terms of the Merger Agreement, will be issued to former stockholders of the Bioniz 18 months after closing. The acquisition of Bioniz expanded the Company's pipeline of novel immunomodulatory drug candidates, adding two first-in-class clinical stage assets, BNZ-1 and BNZ-2, now referred to as EQ101 and EQ102, respectively, and a proprietary product discovery platform.

The Company determined the acquisition constituted an acquisition of assets instead of a business combination as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development. Transaction costs of approximately $0.4 million associated with the acquisition were included in the Company’s research and development expense during the nine months ended September 30, 2022. No transaction costs were included for the three months ended September 30, 2022.

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

On April 23, 2021, the Loan Agreement was amended to (i) change the final payment percentage from 4.5% to 5.0% and (ii) extend the interest-only payment period based on achieving the following milestones: (a) the Company achieving positive data in the Company's Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by the Company's Board of Directors in written board minutes (the Interest-Only Extension Milestone) and (b) the Company initiating a pivotal Phase 3 aGVHD trial (the Interest-Only Extension II Milestone). In May 2021, the Company achieved the Interest-Only Extension Milestone, and in March 2022, the Company obtained confirmation from the Lenders that the Interest-Only Extension II Milestone had been achieved, which extended the interest-only payments through September 30, 2022, followed by 24 equal monthly principal payments and interest.

In February 2022, the Company entered into another amendment to the Loan Agreement which added Bioniz Therapeutics, Inc. as a secured party to the loan.

Under authoritative guidance, the April 2021 amendment did not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument were not substantially different. Accordingly, the April 2021 amendment was accounted for as a debt modification. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt was computed and applied prospectively. The effective interest rate is 10.58%.

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Principal	$10,000	$10,000
Add: accreted liability for Final Payment fee	400	310
Less: unamortized discount	(70)	(132)
Total	$10,330	$10,178

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At September 30, 2022, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of September 30, 2022 are as follows (in thousands):

September 30,
2022
Remainder of 2022	$1,429
Year ending December 31, 2023	5,714
Year ending December 31, 2024	3,357
10,500
Unaccreted balance for Final Payment fee on Term Loans	(100)
Unamortized discounts	(70)
10,330
Less current portion	(5,714)
Noncurrent portion	$4,616

7. Leases

The Company’s leases relate primarily to office facilities that expire on various dates from 2023 through 2027. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Operating lease expense, including expenses related to short-term leases, was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the nine months ended September 30, 2022, is as follows (in thousands, except lease term and discount rate):

September 30, 2022
Balance sheet information
ROU assets	$1,319
Lease liabilities, current	$421
Lease liabilities, non-current	925
Total lease liabilities	$1,346
Other information
Weighted average remaining lease term	3.25
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$337
ROU assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$141
Year ending December 31, 2023	494
Year ending December 31, 2024	492
Year ending December 31, 2025	219
Year ending December 31, 2026	169
Year ending December 31, 2027	28
Total undiscounted lease payments	1,543
Less: imputed interest	(197)
Total lease liabilities	$1,346

As of September 30, 2022, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Company Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical trials, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of September 30, 2022, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of September 30, 2022, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 34,352,084 and 29,455,668 shares of common stock outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

At-the-Market Offering Program

On July 14, 2020, the Company entered into an "at the market" (ATM) equity offering program (2020 ATM Facility) with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of the Company’s common stock having an aggregate price of up to $150 million, from time to time, through Jefferies acting as our sales agent. During the three and nine months ended September 30, 2022, there was no activity under the 2020 ATM Facility. As of September 30, 2022, the Company sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility and received gross proceeds of $10.4 million. The Company paid commissions on the gross proceeds, plus reimbursement of expenses to Jefferies and other issuance costs in the aggregate amount of approximately $0.4 million, resulting in net proceeds of $10.0 million. Since September 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no additional sales of the Company’s stock under the 2020 ATM Facility.

Purchase Agreement

On March 27, 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs are classified as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. As shares of common stock are sold to Lincoln Park in accordance with the Purchase Agreement, the issuance costs, including the fair value of the commitment shares, will be reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet. There have been no sales of the Company’s stock under this Purchase Agreement as of September 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding at December 31, 2021	3,947,025	$4.58
Granted	2,169,800	$3.63
Exercised	-	$-
Forfeitures and cancellations	(781,800)	$5.03
Options outstanding at September 30, 2022	5,335,025	$4.13	8.07	$2
Options exercisable at September 30, 2022	2,255,725	$4.21	7.04	$-

(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2022 of $2.22 and the price of the underlying options.

At September 30, 2022, unamortized stock compensation for stock options was $8.5 million, with a weighted-average recognition period of 2.7 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$469	$522	$1,411	$1,458
General and administrative	720	628	2,378	1,800
Total	$1,189	$1,150	$3,789	$3,258

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2022 is as follows:

	September 30,	December 31,
	2022	2021
Stock options issued and outstanding	5,335,025	3,947,025
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	551,807	467,024
Employee stock purchase plan	988,028	769,658
Total	8,241,001	6,549,848

10. Pending Acquisition

The Company, Metacrine, Equillium Acquisition Sub, Inc., Triumph Acquisition Sub, Inc., and Triumph Merger Sub, Inc., entered into an Agreement and Plan of Merger dated September 6, 2022, as amended on October 26, 2022, or the Merger Agreement, pursuant to which Triumph Merger Sub, Inc. will merge with and into Metacrine, with Metacrine surviving as an indirect, wholly owned subsidiary of the Company, or the merger.

Under the terms of the Merger Agreement, stockholders of Metacrine will receive for each share of Metacrine common stock held by such stockholder (i) a portion of a share of Equillium common stock equal to the exchange ratio, or the Exchange Ratio, determined by dividing (x) (a) 125% of Metacrine’s net cash as of the closing of the merger, or the Upfront Merger Consideration, by (b) the price per share of Equillium common stock determined based on the 10 day trading volume weighted average price per share of Equillium common stock calculated 10 trading days prior to the closing date of the merger, provided that in no event will the price per share of Equillium common stock be less than $2.70 or greater than $4.50, or the Equillium Stock Price, by (y) the aggregate fully diluted shares of Metacrine, or Metacrine’s Closing Capitalization, plus (ii) any cash payable in lieu of fractional shares of Equillium’s common stock. The Exchange Ratio will not reflect changes in the market price of Metacrine common stock and will not reflect changes in the market price of Equillium common stock, except that the Exchange Ratio will reflect the 10-day trading volume weighted average price per share of Equillium common stock calculated 10 trading days prior to the closing date of the merger.

The boards of directors of each of the Company and Metacrine have approved the transaction, which is also subject to approval by each of Metacrine’s and the Company’s stockholders, the effectiveness of a registration statement on Form S-4, Metacrine net cash at the closing of the merger being no less than $23 million, and other customary closing conditions.

If the merger is not consummated because the Merger Agreement is terminated, Equillium may be required under certain circumstances to pay Metacrine a termination fee of $1,750,000 or Metacrine may be required under certain circumstances to pay Equillium a termination fee of $1,250,000. There is no assurance that the Merger will be consummated.

The proposed transaction is expected to close in late 2022 or early 2023. During the nine months ended September 30, 2022, the Company incurred $0.6 million in expenses related to this transaction.

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

In February 2022, we expanded our pipeline of novel immunomodulatory drug candidates, adding two first-in-class clinical stage assets, EQ101 and EQ102, formerly known as BNZ-1 and BNZ-2, respectively, and a proprietary product discovery platform, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, a privately held, clinical stage biotechnology company. Lead assets acquired, EQ101 and EQ102, are specific multi-cytokine inhibitors of key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immune-inflammatory indications. EQ101 is a first-in class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, and EQ102 is a first-in class, selective, bi-specific inhibitor of IL-15 and IL-21.

This novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including transplant science, hematology, dermatology, gastroenterology, rheumatology, oncology and pulmonology.

We are focused on developing itolizumab (EQ001), EQ101 and EQ102 as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders and currently have active clinical development programs with all three assets.

The EQUATE study is a Phase 1b clinical study of itolizumab (EQ001) as a first-line therapy concomitant with steroids for the treatment of acute graft-versus-host disease, or aGVHD. In this study we are assessing safety, pharmacokinetics, or PK, pharmacodynamics, or PD, and a number of clinical outcomes including complete response rate, overall response rate, survival and steroid taper. In June 2021, we announced positive topline results from 20 patients in the study, and in December 2021 at the annual meeting of the American Society of Hematology we reported additional data from a total of 25 patients treated with itolizumab (EQ001) at doses of 0.4, 0.8 or 1.6 mg/kg.

In March 2022, we initiated the EQUATOR study, a pivotal Phase 3 clinical study of itolizumab (EQ001) in patients with aGVHD. The randomized, double-blind study will assess the efficacy and safety of itolizumab (EQ001) versus placebo as a first-line therapy for aGVHD in combination with corticosteroids.

The EQUALISE study is a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with systemic lupus erythematosus, or SLE, and in patients with lupus nephritis, or LN. The completed Type A portion of the study was a multiple ascending-dose trial involving 35 SLE patients to evaluate the safety, tolerability, PK, PD, and clinical activity of subcutaneous or SC doses of itolizumab (EQ001) every two weeks (Q2W). The ongoing Type B portion of the study is evaluating up to 20 newly diagnosed or refractory LN patients who will be treated with itolizumab (EQ001) dosed at 1.6 mg/kg SC Q2W for up to 24 weeks. In March 2021, we reported favorable topline data from the Type A group of the EQUALISE study in patients with SLE. In September 2022, we announced interim results from the Type B LN portion of the study where itolizumab (EQ001) demonstrated clinically meaningful responses in highly proteinuric subjects.

The EQUIP study was a Phase 1b clinical study of itolizumab (EQ001) in patients with uncontrolled asthma that was completed in the fourth quarter of 2021 and met its primary objective to understand the safety and tolerability of itolizumab (EQ001) in asthma patients. However, as a result of the ongoing pandemic and associated challenges conducting asthma trials, we decided to prioritize our clinical development efforts of itolizumab (EQ001) in our ongoing programs in aGVHD and lupus/lupus nephritis and will be reassessing our potential future development strategy in asthma.

In September 2022, we initiated a Phase 1 study of EQ102 in healthy volunteers in Australia. The single ascending dose/multiple ascending dose (SAD/MAD) study is a randomized, double-blind, placebo-controlled study of EQ102 administered subcutaneously as single or multiple doses in up to 64 healthy volunteers. The primary endpoint of the study is to assess the safety and tolerability of EQ102, with secondary endpoints of pharmacokinetic and pharmacodynamic changes, after single and multiple ascending doses. Following the SAD/MAD portion of this study we plan to evaluate the biological activity of EQ102 in subjects with celiac disease.

In November 2022, we initiated a Phase 2 open-label study of EQ101 in subjects with alopecia areata in Australia. The study will evaluate the safety, tolerability, and efficacy of EQ101 administered intravenously once per week at a dose of 2 mg/kg over a 24-week treatment period.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting pre-clinical and clinical development of itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz in February 2022 and the planned merger with Metacrine, Inc., announced in September 2022, initiating clinical studies of EQ101 and EQ102, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we have expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have not generated any revenue from product sales or otherwise. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies. We have incurred losses since our inception. For the nine months ended September 30, 2022, our net loss was $65.2 million. As of September 30, 2022, we had an accumulated deficit of $175.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), EQ101 and EQ102, potentially expand the indications in which we conduct clinical development of itolizumab (EQ001), EQ101 and EQ102, potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expense associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with the additional cash expected to be acquired with the closing of the proposed merger with Metacrine, will enable us to fund our operations for at least the next 12 months.

There is a risk that the merger with Metacrine does not close or that it does not close in a timely manner or with sufficient net cash. In any such event, we would intensify our efforts to raise additional capital through other financing sources in order to fund our currently planned development programs. Such other potential sources of capital include our existing committed equity line, ATM facility and/or development funding from potential future partners. Depending on the timing and extent to which we are able to raise additional capital, operational changes, including potentially scaling back, delaying, or stopping one or more of its development programs and downsizing the organization accordingly, may be necessary to preserve cash and maintain solvency for 12 months from the date of this filing.

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

Proposed Acquisition

On September 6, 2022, we entered into a definitive agreement to acquire Metacrine, Inc., or Metacrine, pursuant to an Agreement and Plan of Merger, as amended on October 26, 2022, or the Merger Agreement. Metacrine is a clinical-stage biopharmaceutical company currently focused on discovering and developing differentiated therapies for patients with gastrointestinal diseases. Under the terms and conditions of the Merger Agreement, at the closing of the proposed transaction stockholders of Metacrine will receive for each share of Metacrine common stock held by such stockholder (i) a portion of a share of Equillium common stock equal to the exchange ratio, or the Exchange Ratio, determined by dividing (x) (a) 125% of Metacrine’s net cash as of the closing of the merger, or the Upfront Merger Consideration, by (b) the price per share of Equillium common stock determined based on the 10 day trading volume weighted average price per share of Equillium common stock calculated 10 trading days prior to the closing date of the merger, provided that in no event will the price per share of Equillium common stock be less than $2.70 or greater than $4.50, or the Equillium Stock Price, by (y) the aggregate fully diluted shares of Metacrine, or Metacrine’s Closing Capitalization, plus (ii) any cash payable in lieu of fractional shares of Equillium’s common stock. The Exchange Ratio will not reflect changes in the market price of Metacrine common stock and will not reflect changes in the market price of Equillium common stock, except that the Exchange Ratio will reflect the 10-day trading volume weighted average price per share of Equillium common stock calculated 10 trading days prior to the closing date of the merger. The transaction is expected to close by the end of 2022 or early 2023. During the nine months ended September 30, 2022, we incurred $0.6 million in expenses related to this proposed transaction. If consummated, the acquisition of Metacrine will have a significant impact on our liquidity, financial condition and results of operations. Unless otherwise noted, the following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of Metacrine. Any forward-looking statements contained herein do not take into account the impact of such proposed acquisition. See Note 10 to our condensed consolidated financial statements and the preliminary joint proxy statement/prospectus filed with our registration statement on Form S-4 with the United States Securities and Exchange Commission, or SEC, on October 27, 2022 (File no. 333-268024) for additional information regarding the proposed transaction with Metacrine.

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

Research and Development Expenses

Research and development expenses primarily consist of costs associated with the non-clinical research and clinical development of our product candidates. Our research and development expenses include:

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$8,771	$6,965	$29,022	$18,830
Acquired in-process research and development	-	-	23,049	-
General and administrative	4,466	2,896	12,047	8,569
Interest expense	(267)	(266)	(782)	(807)
Interest income	130	8	219	47
Other expense, net	(281)	(163)	(520)	(272)

Research and Development Expenses

Research and development expenses were $8.8 million and $29.0 million for the three and nine months ended September 30, 2022, respectively, compared to $7.0 million and $18.8 million for three and nine months ended September 30, 2021, respectively.

The increase of $1.8 million in research and development expenses for the three months ended September 30, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$1.4 million increase in clinical development expenses, primarily driven by start-up expenses related to our EQUATOR study, partially offset by lower costs for our other itolizumab (EQ001) clinical studies;
•
$0.3 million increase in non-clinical research expenses; and
•
$0.1 million increase in consulting expenses to support our research and development activities.

The increase of $10.2 million in research and development expenses for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$5.7 million increase in clinical development expenses, primarily driven by start-up expenses related to our EQUATOR study, partially offset by lower costs for our other itolizumab (EQ001) clinical studies;
•
$2.1 million increase in non-clinical research expenses;
•
$1.6 million increase in employee compensation and benefits, primarily related to increased headcount;
•
$0.4 million of transaction costs associated with the Bioniz asset acquisition, primarily legal expenses; and
•
$0.4 million increase in consulting expenses to support out research and development activities.

Acquired In-Process Research and Development Expenses

There were $23.0 million of acquired in-process research and development expenses in the nine months ended September 30, 2022 resulting from accounting for the Bioniz acquisition as an asset acquisition where the product candidates acquired were determined to have no alternative future use. The consideration in excess of the tangible net liabilities acquired was expensed.

General and Administrative Expenses

General and administrative expenses were $4.5 million and $12.0 million for the three and nine months ended September 30, 2022, respectively, compared to $2.9 million and $8.6 million for the three and nine months ended September 30, 2021, respectively.

The increase of $1.6 million in general and administrative expenses for the three months ended September 30, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$1.0 million increase in legal fees related to business development activities;
•
$0.3 million increase in employee compensation and benefits; and
•
$0.3 million increase in overhead expenses.

The increase of $3.4 million in general and administrative expenses for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by the following changes:

•
$1.6 million increase in legal fees related to business development activities;
•
$1.1 million increase in employee compensation and benefits;
•
$0.5 million increase in overhead expenses; and
•
$0.2 million increase in consulting expenses.

Interest Expense

Interest expense was $0.3 million and $0.8 million for both the three and nine months ended September 30, 2022 and September 30, 2021, respectively. Interest expense consists of interest on our term notes payable.

Interest Income

Interest income was $130,000 and $219,000 for the three and nine months ended September 30, 2022, respectively, compared to $8,000 and $47,000 for the three and nine months ended September 30, 2021, respectively.

Other Expense, net

Other expense, net was $0.3 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.3 million for the three and nine months ended September 30, 2021. The change in both the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily driven by changes in net foreign currency transaction gains and losses.

Liquidity and Capital Resources

From inception through September 30, 2022, we have raised an aggregate of approximately $178.1 million in gross proceeds pursuant to our IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. As of September 30, 2022, we had $25.7 million in cash and cash equivalents and $18.8 million in short-term investments.

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

At-the-Market Offering Program

On July 14, 2020, we entered into an Open Market Sales Agreement with Jefferies for an ATM equity offering to sell shares of our common stock, from time to time, having aggregate sales proceeds of up to $150 million under which Jefferies would act as sales agent, or the 2020 ATM Facility. The 2020 ATM Facility provides that Jefferies will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. During the three and nine months ended September 30, 2022, there was no activity under the 2020 ATM Facility. As of September 30, 2022, we sold an aggregate of 788,685 shares of common stock under the 2020 ATM Facility, for gross proceeds of $10.4 million. We paid cash commissions on the gross proceeds, plus reimbursement expenses to Jefferies, legal fees and other issuance costs in the aggregate amount of $0.4 million, resulting in net proceeds of $10.0 million. There have been no further sales of shares under the 2020 ATM Facility through the date of the filing of this Quarterly Report on Form 10-Q.

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

On April 23, 2021, the Loan Agreement was amended to (i) change the final payment percentage from 4.5% to 5.0% and (ii) extend the interest-only payment period based on achieving the following milestones: (a) we achieve positive data in our Phase 1b aGVHD trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by our Board of Directors in written board minutes, or the Interest-Only Extension Milestone, and (b) we initiate a pivotal Phase 3 aGVHD trial, or the Interest-Only Extension II Milestone. In May 2021, we achieved the Interest-Only Extension Milestone, and in March 2022, we obtained confirmation from Lenders that the Interest-Only Extension II Milestone had been achieved, which extended the interest-only payments through September 30, 2022, followed by 24 equal monthly principal payments and interest.

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

We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with the additional cash expected to be acquired with the closing of the proposed merger with Metacrine, will enable us to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001), EQ101 and EQ102 or any of our other product candidates, or whether, or when, we may achieve profitability.

There is a risk that the merger with Metacrine does not close or that it does not close in a timely manner or with sufficient net cash. In any such event, we would intensify our efforts to raise additional capital through other financing sources in order to fund our currently planned development programs. Such other potential sources of capital include our existing committed equity line, ATM facility and/or development funding from potential future partners. Depending on the timing and extent to which we are able to raise additional capital, operational changes, including potentially scaling back, delaying, or stopping one or more of its development programs and downsizing the organization accordingly, may be necessary to preserve cash and maintain solvency for 12 months from the date of this filing.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, and more recently with the conflict in Ukraine and inflationary pressures on the economy and monetary policy responses taken by government agencies, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $175.2 million as of September 30, 2022. We expect operating losses and negative cash flows to continue for at least the next several years as we continue to incur costs related to the development of itolizumab (EQ001), EQ101, EQ102 and our other product candidates.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(36,458)	$(21,948)
Investing activities	11,706	44,295
Financing activities	141	30,836
Effect of exchange rate changes on cash	(26)	(10)
Net (decrease) increase in cash and cash equivalents	$(24,637)	$53,173

Operating Activities

Net cash used in operating activities was $36.5 million during the nine months ended September 30, 2022 as compared to $21.9 million during the nine months ended September 30, 2021. The increase in net cash used in operating activities was primarily the result of the increase in operating expenses during the nine months ended September 30, 2022 related to a ramp up in our research and clinical development activities and increased headcount to support the growth of the company. The increase in operating expenses included a non-cash expense of $23.0 million related to the acquired in-process research and development charge attributed to the Bioniz acquisition.

Investing Activities

Net cash provided by investing activities was $11.7 million during the nine months ended September 30, 2022. We purchased $15.0 million of short-term investments, and $26.3 million of our short-term investments matured during the period. Purchases of property and equipment for the nine months ended September 30, 2022 totaled $0.3 million. As a result of the Bioniz acquisition, we acquired cash totaling $0.7 million.

Net cash provided by investing activities was $44.3 million during the nine months ended September 30, 2021. We purchased $13.6 million of short-term investments, and $58.0 million of our short-term investments matured during the period. Purchases of property and equipment for the nine months ended September 30, 2021 totaled $0.1 million.

Financing Activities

Net cash provided by financing activities of $0.1 million during the nine months ended September 30, 2022 was attributed to employee stock purchase plan purchases.

Net cash provided by financing activities totaled $30.8 million during the nine months ended September 30, 2021, which was comprised of $29.9 million from the sale of shares associated with our registered direct offering and $0.9 million in proceeds from option exercises and employee stock purchase plan purchases.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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
•
The merger with Metacrine may not be completed on the terms or timeline currently contemplated, or at all. Equillium stockholders and Metacrine stockholders will be subject to a number of material risks if the merger is not completed.
•
Current Equillium stockholders will have a reduced ownership and voting power in the combined company after the merger with Metacrine.
•
We are highly dependent on the successful development of our current product candidates, itolizumab (EQ001), EQ101 and EQ102, and we may not be able to obtain regulatory or marketing approval for, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting clinical development of itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz in February 2022 and the planned merger with Metacrine, Inc., announced in September 2022, initiating clinical studies of EQ101 and EQ102, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from product sales or otherwise. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues, and we cannot estimate with precision the extent of our future losses. For the nine months ended September 30, 2022 and the year ended December 31, 2021, our net losses were $65.2 million and $39.1 million, respectively. As of September 30, 2022, we had an accumulated deficit of $175.2 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to advance our research and development activities into later stages of clinical development, ramp up clinical development of EQ101 and EQ102, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, including the Metacrine acquisition, seek regulatory approvals of and potentially commercialize any approved products, hire additional personnel and protect our intellectual property. Furthermore, in connection with the acquisition of Bioniz, we have expanded our pipeline from one product candidate to three product candidates, all at various stages of development. If the Metacrine acquisition closes, we will acquire another clinical stage asset, a farsenoid X receptor agonist, but we do not currently have plans to advance the clinical development of that asset on our own. This expansion of our pipeline may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

As of September 30, 2022, we had $44.5 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with the additional cash expected to be acquired with the closing of the proposed merger with Metacrine, will enable us to fund our operations for at least the next 12 months.

There is a risk that the merger with Metacrine does not close or that it does not close in a timely manner or with sufficient net cash. In any such event, we would intensify our efforts to raise additional capital through other financing sources in order to fund our currently planned development programs. Such other potential sources of capital include our existing committed equity line, ATM facility and/or development funding from potential future partners. Depending on the timing and extent to which we are able to raise additional capital, operational changes, including potentially scaling back, delaying, or stopping one or more of our development programs and downsizing the organization accordingly, may be necessary to preserve cash and maintain solvency for 12 months from the date of this filing.

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

In July 2020, we entered into an at-the-market facility with Jefferies, or the 2020 ATM Facility, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of September 30, 2022, we sold an aggregate of 788,685 shares of our common stock under the 2020 ATM Facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since September 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

In March 2020, we entered into the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. As of September 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, the COVID-19 pandemic and conflict between Russia and Ukraine continue to evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, the conflict between Russia and Ukraine, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. Subject to limited exceptions, we are prohibited from incurring indebtedness without the prior written consent of the lenders pursuant to the loan agreement we entered into with Oxford Finance LLC and Silicon Valley in September 2019, as amended in December 2020, April 2021 and February 2022, or the Loan Agreement. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves.

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

Risk Factors Relating to the Pending Merger with Metacrine

The merger may not be completed on the terms or timeline currently contemplated, or at all. Equillium stockholders and Metacrine stockholders will be subject to a number of material risks if the Merger is not completed.*

The consummation of the merger is subject to numerous conditions, including the adoption of the Merger Agreement by the holders of a majority of Metacrine’s outstanding common stock at a meeting of Metacrine’s stockholders, the approval of the issuance of shares of Equillium common stock by the majority of the votes cast at a meeting of the Equillium stockholders (provided that a quorum exists), the effectiveness of a registration statement on Form S-4, Metacrine’s net cash at the closing of the merger, or the Closing, being no less than $23,000,000, and other customary closing conditions.

If the merger is not completed for any reason, including the failure to complete the Merger by January 2, 2023 (or such later date to which such date may be extended in accordance with the terms of the Merger Agreement), the price of Equillium common stock and/or the price of the Metacrine common stock may decline. In addition, Equillium and Metacrine have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. These expenses must be paid regardless of whether the merger is consummated. If the merger is not consummated because the Merger Agreement is terminated, Equillium may be required under certain circumstances to pay Metacrine a termination fee of $1,750,000 or Metacrine may be required under certain circumstances to pay Equillium a termination fee of $1,250,000. There is no assurance that the merger will be consummated. If the merger is not timely completed, Equillium and Metacrine may have to materially alter their respective business plans, including pausing and/or terminating their current and planned clinical trials and the development of their respective product candidates.

The merger may be completed even if certain events occur prior to the Closing that materially and adversely affect Metacrine and Equillium.*

In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between the signing date of the Merger Agreement and the Closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could have a material adverse effect on Equillium and Metacrine, including, subject to certain exceptions, among others:

•
changes or conditions generally affecting the industries in which Equillium or Metacrine, as applicable, operate;
•
general economic or political conditions or securities, credit, financial or other capital markets conditions, in each case in the United States or any foreign jurisdiction;

•
any failure, in and of itself, by Equillium or Metacrine, as applicable, to meet any internal or published projections, forecasts, estimates or predictions in respect of revenues, earnings or other financial or operating metrics for any period;
•
the public announcement or pendency of the transactions contemplated hereby;
•
any change, in and of itself, in the market price or trading volume of Equillium’s or Metacrine’s, as applicable, securities or in its credit ratings;
•
any change in applicable law, regulation or GAAP
•
geopolitical conditions, the outbreak or escalation of hostilities, any acts of war, sabotage or terrorism, or any escalation,
•
any hurricane, tornado, flood, earthquake or other natural disaster
•
any epidemic, pandemic or disease outbreak (including Covid-19) and any action by a governmental entity in response thereto;
•
any litigation arising from allegations of a breach of fiduciary duty or other violation of applicable law relating to the Merger Agreement or the transactions contemplated thereby
•
any adverse effects, adverse events or safety observations or reports of new side effects, adverse events or safety observations with respect to Equillium’s or Metacrine’s, as applicable, product candidates that are not reasonably expected to materially affect the likelihood or timing of FDA approval;
•
any change or modification to any development program of Equillium; or
•
any taking of any action required pursuant to the Merger Agreement, or not required by the Merger Agreement but taken at the written request of the other party.

If one or more material adverse changes occur and Metacrine and Equillium still complete the Merger, the stock price of the combined company following the Closing may suffer. This in turn may reduce the value of the shares of Equillium common stock to the stockholders of the combined company.

The exchange ratio will not be determined until shortly prior to the date of the Closing and Equillium and Metacrine stockholders may not know the number of shares to be issued in the merger or the exchange ratio at the time of the stockholder special meetings.*

In connection with the merger, all of the issued and outstanding shares of Metacrine common stock, will be cancelled and converted into the right to receive consideration per share consisting of (i) the exchange ratio, or the Exchange Ratio, determined by dividing (x) (a) 125% of Metacrine’s net cash as of the Closing, or the Upfront Merger Considerations, divided by (b) the price per share of Equillium common stock determined based on the 10 day trading volume weighted average price per share of Equillium common stock calculated 10 trading days prior to the Closing date, provided that in no event will the price per share of Equillium common stock, or the Equillium Stock Price, be less than $2.70 or greater than $4.50, by (y) the aggregate fully diluted shares of Metacrine, or Metacrine’s Closing Capitalization, plus (ii) any cash payable in lieu of fractional shares of Equillium common stock.

The Exchange Ratio is adjustable, as described above, and the price per share of Equillium common stock may be subject to change prior to, during and following the period during which the price per share of Equillium common stock is set for purposes of the Exchange Ratio. Changes in Metacrine’s net cash as of the Closing and the price of Equillium common stock prior to the merger, will each affect the market value of the merger consideration that Metacrine stockholders actually receive upon the Closing. Stock price changes may result from a variety of factors (many of which are beyond Metacrine’s and Equillium’s control), including the following factors:

•
changes in Equillium’s and Metacrine’s respective businesses, operations, financial position or prospects;
•
changes in market assessments of the business, operations, financial position or prospects of either company or the combined company;
•
manipulation to affect the Exchange Ratio leading up to the Closing;
•
market assessments of the likelihood that the merger will be completed;
•
interest rates, general market, political and economic conditions and other factors generally affecting the price of Equillium’s common stock; and

•
federal, state and local legislation, governmental regulation and legal developments affecting the businesses of Metacrine or Equillium.

Under the Merger Agreement, there will be no adjustment to the Exchange Ratio for changes in the market price of Equillium common stock within 10 trading days of the Closing, and neither company is permitted to terminate the Merger Agreement or resolicit the vote of Equillium stockholders or Metacrine stockholders solely because of changes in the market price of either company’s stock. You are encouraged to obtain current market quotations for shares of Metacrine common stock and for shares of Equillium common stock before voting.

Because the Merger will be completed after the date of the respective special stockholder meetings, if the special stockholder meeting occurs prior to the finalization of the Closing net cash or more than 10 trading days prior to the Closing, at the time of the applicable special stockholder meeting, the Equillium or Metacrine stockholders may not know the Exchange Ratio or the exact market value of the Equillium common stock that Metacrine stockholders will receive upon completion of the Merger.

•
subject to the $4.50 per share ceiling, if the 10-day volume weighted average price per share of Equillium common stock increases after the special stockholder meeting but during the window used for determining the Exchange Ratio, Metacrine stockholders can expect to receive less shares of Equillium common stock; and
•
subject to the $2.70 per share floor, if the 10-day volume weighted average price per share of Equillium common stock decreases after the special stockholder meeting but during the window used for determining the Exchange Ratio, Metacrine stockholders can expect to receive more shares of Equillium common stock.

For illustrative purposes only, we have calculated the potential number of shares Equillium would issue in connection with the Closing based on the assumptions and sensitivity analysis set forth herein. Based on (1) an Upfront Merger Consideration of $33.75 million, which assumes that Metacrine’s net cash at Closing is approximately $27.0 million based on current projections of Metacrine’s net cash assuming the Closing occurs on December 23, 2022, or the Assumed Net Cash, and (2) a price per share of Equillium common stock of $2.70, which is also the floor price per share of Equillium common stock, or the Floor Price, Equillium would issue 12,500,000 shares. Keeping the Assumed Net Cash constant, and assuming an Equillium Stock Price of $4.50, which is also the ceiling Equillium Stock Price, or the Ceiling Price, Equillium would issue 7,500,000 shares. Keeping the Assumed Net Cash constant, a $0.25 decrease from the Ceiling Price would increase the number of shares Equillium issues at the Closing by 441,176. Keeping the Assumed Net Cash constant, a $0.25 increase from the Floor Price would decrease the number of shares Equillium issues at the Closing by 1,059,323. Keeping Equillium Stock Price constant, a $1 million increase or decrease in the Assumed Net Cash would increase or decrease, respectively, the number of shares to be issued by Equillium by 462,963 shares. We encourage you to obtain current market quotations of Equillium common stock and consider the foregoing risk before voting.

Failure to complete the Merger could negatively affect the stock prices and the future business and financial results of Equillium and Metacrine.*

If the Merger is not completed, the ongoing businesses of Equillium and Metacrine may be adversely affected and Equillium and Metacrine will be subject to several risks, including the following:

•
the possibility that Equillium may be required to pay Metacrine a termination fee of $1,750,000, if the Merger is terminated under qualifying circumstances described in the Merger Agreement;
•
the possibility that Metacrine may be required to pay Equillium a termination fee of $1,250,000 under qualifying circumstances described in the Merger Agreement;
•
the incurrence of costs and expenses relating to the proposed Merger, such as financing, legal, accounting, financial advisor, filing, printing and mailing fees and expenses;
•
the possibility that Metacrine will be unable to find another potential strategic partner, advance its product candidates, and, as a result, elect to liquidate and dissolve its business;
•
the possibility that Equillium will be unable to raise sufficient capital or enter into one or more strategic transactions to enable it to carry on its current business plan, including its current and planned clinical trials or expand its pipeline;
•
the possibility of a change in the trading price of Equillium common stock to the extent current trading prices reflect a market assumption that the merger will be completed;
•
the possibility that Equillium or Metacrine could suffer potential negative reactions from their respective employees, partners and vendors; and

•
the possibility that Equillium or Metacrine could suffer adverse consequences associated with their respective management’s focus on the Merger instead of on pursuing other opportunities that could have been beneficial to each company, in each case, without realizing any of the benefits contemplated by the merger.

In addition, if the merger is not completed, Equillium or Metacrine could be subject to litigation related to any failure to complete the merger or to perform their respective obligations under the Merger Agreement.

If the merger is not completed, Equillium and Metacrine cannot assure their stockholders that these risks will not materialize and will not materially affect the business, financial results and stock prices of Equillium or Metacrine.

Metacrine’s net cash at the Closing is subject to change, which could result in Metacrine Stockholders owning a smaller percentage of the combined organization and could even result in the conditions to Closing not being satisfied.*

For purposes of the Merger Agreement, Metacrine cash is subject to certain reductions, including, without limitation, certain short and long term liabilities, unpaid expenses related to the Merger, the purchase of a six-year tail to Metacrine’s directors and officers liability insurance policy, and certain other unpaid obligations, including change of control payments, severance and similar payments payable to its current and former employees, the expected cost and expenses of Metacrine liability arising from legal proceedings, payments in order to terminate certain agreements, and payments (up to the unpaid deductible) under D&O insurance reasonably expected to be paid in connection with legal proceedings. In the event the amount of Metacrine’s net cash at the Closing is less than anticipated, Metacrine’s stockholders could hold a significantly smaller portion of the combined organization. Additionally, the Merger Agreement includes a closing condition that requires Metacrine deliver a minimum net cash of $23 million at the Closing. In the event that Metacrine’s net cash falls below this threshold, Equillium would not be obligated to, but may in its sole discretion elect to, consummate the Merger, which would further reduce Metacrine stockholders holding a smaller portion of the combined organization.

Equillium has the right to pursue certain strategic transactions and to issue and sell equity and convertible securities subject to certain limitations, the occurrence of which may impact Metacrine’s stockholders’ decisions to vote for the Metacrine merger proposals.*

The Merger Agreement allows Equillium to issue, sell or agree to issue or sell shares of Equillium capital stock and/or other equity and convertible securities of Equillium that in the aggregate would not equal or exceed 20% of Equillium’s outstanding capital stock, calculated as of the date of the Merger Agreement, without Metacrine’s consent. Any such issuance or sale of Equillium equity or convertible securities may result in Metacrine stockholders holding a smaller portion of the combined organization. Additionally, in limited circumstances, Equillium may enter into and consummate a strategic transaction to exclusively license or sell, or grant an option to exclusively license or sell, certain of its assets, including Equillium’s rights to develop, manufacture and commercialize itolizumab (EQ001) without Metacrine’s consent. Should such a transaction occur, it is likely to materially impact Equillium’s stock price and its current and future business plans. Metacrine stockholders should consider these possibilities or lack of such possibilities, among other things, in determining whether to vote to adopt the Merger Agreement.

Metacrine stockholders and Equillium stockholders will not be entitled to appraisal rights in the merger.*

Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction.

Under the Delaware General Corporate Law § 262(b), stockholders do not have appraisal rights if the shares of stock they hold, as of the record date for determination of stockholders entitled to vote at the meeting of stockholders to act upon a merger, are either (i) listed on a national securities exchange or (ii) held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the merger agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash instead of fractional shares or (d) any combination of clauses (a) through (c).

Equillium stockholders will not be entitled to appraisal rights in the merger with respect to their Equillium shares. Metacrine shares are listed on Nasdaq and are expected to continue to be so listed on the record date for the Metacrine virtual special meeting. Because holders of shares of Metacrine common stock will receive shares of Equillium common stock in the merger and cash in lieu of fractional shares, holders of shares of Metacrine common stock will also not be entitled to appraisal rights in the merger with respect to their shares of Metacrine common stock.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of either Equillium or Metacrine or could result in any competing proposal being at a lower price than it might otherwise be.*

The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, restrict Metacrine’s and Equillium’s ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of Equillium or Metacrine. In addition, the other party generally has an opportunity to offer to modify the terms of the proposed merger in response to any competing acquisition proposals that may be made before such board of directors may withdraw or qualify its recommendation regarding the proposals described herein. In specified circumstances, Equillium or Metacrine may be required to pay a termination fee to the other party due to the termination of the Merger Agreement.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Equillium or Metacrine from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher value than that market value proposed to be received or realized in the merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expenses that may become payable in certain circumstances.

If the Merger Agreement is terminated and either Equillium or Metacrine attempts to seek another business combination, there is no assurance that either Equillium or Metacrine, as applicable, may be able to negotiate a transaction with another party on terms comparable or better than the terms of the merger.

The pendency of the Merger could adversely affect the business and operations of Equillium and Metacrine.*

In connection with the Merger, some prospective partners of each of Equillium and Metacrine may delay or defer decisions or reduce their level of business with either or both of the companies, any of which could negatively affect the financials and business plans of Equillium and Metacrine, regardless of whether the merger is completed. In addition, due to operating covenants in the Merger Agreement, each of Equillium and Metacrine may be unable, during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions without the consent of the other party or as otherwise discussed elsewhere in these risk factors, even if such actions would prove beneficial. Any of these effects could adversely affect Equillium’s or Metacrine’s respective business prior to the completion of the merger. Moreover, the pursuit of the merger and the preparation for the integration of the companies may place a significant burden on the management and personnel of both companies. The diversion of management’s attention away from operating the companies in the ordinary course could adversely affect Equillium’s and Metacrine’s financial results and the advancement of their respective product candidates.

Current Equillium stockholders will have a reduced ownership and voting power in the combined company after the merger.*

After the completion of the merger, the current securityholders of Equillium and Metacrine will own a smaller percentage of the combined company than their ownership in their respective companies prior to the merger.

For illustrative purposes only, we have calculated the potential number of shares Equillium would issue in connection with the Closing based on the assumptions and sensitivity analysis set forth herein. Based on (1) an Upfront Merger Consideration of $33.75 million, which assumes that Metacrine’s net cash at Closing is approximately $27.0 million based on current projections of Metacrine’s net cash assuming the Closing occurs on December 23, 2022, or the Assumed Net Cash, and (2) an Equillium Stock Price equal to the Floor Price, Equillium would issue 12,500,000 shares. Keeping the Assumed Net Cash constant, and assuming an Equillium Stock Price equal to the Ceiling Price, Equillium would issue 7,500,000 shares. Keeping the Assumed Net Cash constant, a $0.25 decrease from the Ceiling Price would increase the number of shares Equillium issues at the Closing by 441,176. Keeping the Assumed Net Cash constant, a $0.25 increase from the Floor Price would decrease the number of shares Equillium issues at the Closing by 1,059,323. Keeping the Equillium Stock Price constant, a $1 million increase or decrease in the Assumed Net Cash would increase or decrease, respectively, the number of shares to be issued by Equillium by 462,963 shares.

Upon completion of the merger and based on the Assumed Net Cash and 34,352,084 shares of Equillium common stock outstanding as of November 9, 2022, we estimate that current Equillium stockholders will own between 73% and 82% of the outstanding common stock of the combined company and former Metacrine equity holders will own between 18% and 27% of the outstanding common stock of the combined company.

Equillium stockholders and Metacrine stockholders currently have the right to vote for their respective directors and on certain other matters affecting their company. If and when the Merger occurs, each Equillium stockholder will remain a stockholder of Equillium with a percentage ownership of Equillium that will be smaller than the stockholder’s percentage of Equillium prior to the Merger (without considering such stockholder’s current ownership of Metacrine shares, if any). Correspondingly, each Metacrine stockholder who receives shares of Equillium common stock will become an Equillium stockholder with a percentage ownership of Equillium that will be smaller than the stockholder’s percentage ownership of Metacrine (without considering such stockholder’s current ownership of Equillium common stock). Equillium stockholders will have less voting power in Equillium than they currently have, and former Metacrine stockholders will have less voting power in Equillium than they now have in Metacrine. Each of Equillium and Metacrine’s pre-Merger stockholders, respectively, as a group, will be able to exercise less influence over the management and policies of the combined company following the consummation of the Merger than immediately prior to the consummation of the Merger.

The market price of shares of Equillium common stock may be affected by factors different from those that historically have affected shares of Metacrine common stock and will continue to fluctuate after the Merger.*

Upon completion of the Merger, holders of Metacrine common stock will become holders of Equillium common stock. Equillium’s business differs from that of Metacrine in certain respects, and, accordingly, the financial position or results of operations and/or cash flows of Equillium after the Merger, as well as the market price of shares of Equillium common stock, may be affected by factors different from those currently affecting the financial position or results of operations and/or cash flows of Metacrine. In addition, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, the Equillium common stock, regardless of Equillium’s actual operating performance. As a result, the market price of shares of Equillium common stock may fluctuate significantly following completion of the Merger, and holders of Metacrine common stock could lose some or all of the value of their investment in Equillium common stock.

Directors and executive officers of Equillium and Metacrine have financial interests in the merger that may be different from, or in addition to, those of other Equillium stockholders and Metacrine stockholders, which could have influenced their decisions to support or approve the merger.*

In considering whether to approve the proposals at the special meetings, Equillium and Metacrine stockholders should recognize that directors and executive officers of Equillium and Metacrine have interests in the merger that may differ from, or that are in addition to, their interests as stockholders of Equillium and stockholders of Metacrine. The Equillium Board and the Metacrine Board were aware of these interests at the time each approved the Merger Agreement. These interests may cause Equillium’s and Metacrine’s directors and executive officers to view the merger differently than you may view it as a stockholder. The interests include, among others, severance benefits, continued indemnification and the right to accelerated vesting. For example, Metacrine previously entered into severance and bonus agreements with certain members of management that provide them with cash severance payments, certain health insurance coverage and the acceleration of their outstanding equity awards in the event their employment is terminated in connection with a change of control of Metacrine.

The opinions obtained by the Equillium board of directors and Metacrine board of directors from their respective financial advisors do not and will not reflect changes in circumstances after the date of such opinions.*

The Equillium board of directors, or the Equillium Board, received a written opinion, or the VPA Opinion, dated September 6, 2022 from Vantage Point Advisors, Inc., its financial advisor, that the Merger transaction was fair, from a financial point of view, to the Equillium common stockholders, as of such date, and based on and subject to the qualifications, limitations and assumptions set forth in the VPA Opinion (including, without limitation, the accuracy and completeness of the audited and unaudited financial statements, forecasts and other information provided to it by the Equillium Board and the assurances from the Equillium Board that they were unaware of any facts or circumstances that would make the VPA Opinion incomplete or misleading). The VPA Opinion did not constitute a recommendation to the Equillium Board (or any member thereof) as to how it should vote with respect to the Merger transaction. The Metacrine board of directors, or the Metacrine Board, received written opinions from MTS Securities, LLC, an affiliate of its financial advisor MTS Health Partners, LP, dated September 2, 2022, or the September MTS Opinion, and October 19, 2022, or the October MTS Opinion and together with the September MTS Opinion, the MTS Opinions, that as of such dates and based upon and subject to the assumptions made, procedures followed, matters considered and qualifications and limitations on the scope of review undertaken by MTS Securities, LLC, as set forth in the MTS Opinions, the Exchange Ratio employed in the merger pursuant to the Merger Agreement was fair to the holders of shares of Metacrine common stock (other than Excluded Shares). Changes in the operations or prospects of Equillium or Metacrine, general market and economic conditions and other factors that may be beyond the control of Equillium and Metacrine, and on which the above-described opinions were based, may alter the value of Equillium or Metacrine or the prices of shares of Equillium Common stock or Metacrine common stock by the time the merger is completed. Except for the October MTS Opinion, Equillium and Metacrine have not obtained, and do not expect to request, updated opinions from their respective financial advisors. None of the above-listed opinions speak to any date other than the date of such opinion.

Equillium expects to incur substantial costs and expenses related to the Merger.*

Equillium expects to incur substantial costs and expenses in connection with completing the merger and integrating Metacrine’s business. While Equillium has assumed that a certain level of transaction and integration costs and expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of its integration costs and expenses, including any Metacrine liabilities that arise, or become known, following the Closing. Many of the costs and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration costs and expenses could be greater or could be incurred over a longer period of time than Equillium currently expects.

Equillium intends to enter into an arrangement to assume Metacrine’s existing debt facility and to retire Equillium’s current debt facility, which, regardless of whether such arrangement is consummated, will have a material impact on Equillium’s financials.*

In connection with the Closing, Equillium intends to enter into an arrangement with Metacrine’s current lender, K2 HealthVentures LLC, to amend and assume Metacrine’s current debt facility with an outstanding principal balance of $15 million, or the K2 Debt Arrangement. If Equillium and K2 HealthVentures LLC are able to consummate the K2 Debt Arrangement, Equillium would retire its existing debt facility with Oxford Finance LLC and Silicon Valley Bank, which currently has an outstanding principal amount of $10 million, or the Existing Debt Facility. After retiring the Existing Debt Facility and as a result of the merger, Equillium anticipates adding approximately $35 million in cash to its balance sheet at the Closing. As a condition of the K2 Debt Arrangement, K2 HealthVentures LLC may require Equillium to provide additional warrant coverage, which, if issued and exercised, would dilute both Equillium and Metacrine stockholders’ ownership in the combined organization.

There are no assurances that Equillium and K2 HealthVentures LLC will be able to agree on terms mutually acceptable to each other with respect to the K2 Debt Arrangement. If Equillium and K2 HealthVentures LLC are unable to agree on acceptable terms for the K2 Debt Arrangement, Metacrine’s existing debt facility with K2 HealthVentures LLC will be retired at the Closing. If Metacrine’s existing debt facility is retired at the Closing, Equillium would expect to add approximately $27 million in cash to its balance sheet at the Closing and continue to maintain its Existing Debt Facility.

The restrictions and obligations contained in the K2 Debt Arrangement, if consummated, may differ from those under the Existing Debt Facility and Metacrine’s existing debt facility. Equillium anticipates the terms of the K2 Debt Arrangement will subject its business to the risks normally associated with debt financing, including the following risks:

•
Equillium’s cash flow may be insufficient to meet required payments of principal and interest, or require Equillium to dedicate a substantial portion of its cash flow to pay its debt and the interest associated with its debt rather than to other areas of its business;
•
it may be more difficult for Equillium to obtain additional financing in the future for its operations, working capital requirements, capital expenditures, debt service or other general requirements;
•
Equillium may be more vulnerable in the event of adverse economic and industry conditions or a downturn in its business;
•
Equillium may be placed at a competitive disadvantage compared to its competitors that have less debt;
•
Equillium may be subject to limitations with respect to its activities including certain future strategic transactions; and
•
Equillium may not be able to refinance at all or on favorable terms, as its debt matures.

If any of the above risks occurred, Equillium’s financial condition and results of operations could be materially adversely affected.

If the combined company is unable to compete effectively, the results of operations of the combined company will be materially and adversely affected.*

The competitors of the combined company include major pharmaceutical and biotechnology companies, academic institutions, government agencies, public and private research institutions, and smaller or early stage companies, of which many are well-capitalized. The competitiveness of the combined company, is based on factors including the efficacy, safety and convenience of our product candidates, our combined ability to raise capital and enter into strategic transactions, and recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials. If the combined company is unable to compete based on such factors, the combined company’s results of operations and business prospects could be harmed.

The combined company will have numerous product candidates and two discovery platforms and will need to prioritize its research programs and focus development of its product candidates on the potential treatment of certain indications. As a result, the combined company may forego or delay pursuit of opportunities with other indications or for any future product candidates that later prove to have greater commercial potential. The resource allocation decisions of the combined company may cause it to fail to capitalize on viable commercial products or profitable market opportunities. Such failure may result in the combine company being unable to raise additional capital to continue to fund its existing programs and operations, and could lead to stockholders losing all or substantially all of their investment in Equillium.

The historical and unaudited pro forma condensed combined financial information that were included in the Merger Registration Statement may not be representative of Equillium’s results after the merger, and accordingly, you have limited financial information on which to evaluate the combined company.*

Equillium and Metacrine will continue to operate as separate companies prior to the merger. Equillium and Metacrine have no prior history as a combined company. The historical financial statements of Metacrine may be different from those that would have resulted had Metacrine been operated as part of Equillium. The pro forma condensed combined financial information that were included in the Merger Registration Statement were presented for informational purposes only and are not necessarily indicative of the financial position or results of operations that actually would have occurred had the Merger been completed as of the dates indicated, nor is it indicative of the future operating results or financial position of the combined company. The unaudited pro forma condensed combined financial information reflects adjustments, which are based upon preliminary estimates, to allocate the aggregate consideration to Metacrine assets and liabilities. The aggregate consideration allocation reflected in the pro forma condensed combined financial information that were filed in the Merger Registration Statement are preliminary, do not account for the Company’s financial results reported in this Quarterly Report on Form 10-Q, and the final allocation of the aggregate consideration will be based upon the actual aggregate consideration and the fair value of the assets and liabilities of Metacrine as of the date of the completion of the merger. The unaudited pro forma condensed combined financial information does not (i) reflect future events that may occur after the Merger, including the incurrence of costs related to the planned integration of Metacrine, any future non-recurring charges resulting from the Merger, and (ii) consider potential effects of future market conditions on expense efficiencies, if any. The unaudited pro forma financial information presented in the Merger Registration Statement are based in part on certain assumptions regarding the merger that Equillium believes are reasonable under the circumstances. Equillium cannot assure you that the assumptions will prove to be accurate over time.

Equillium and Metacrine may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the merger from being completed.*

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Equillium’s and Metacrine’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, which may adversely affect Equillium’s and Metacrine’s respective business, financial position and results of operations.

Risks Related to Our Business and to the Development and Regulatory Approval of Our Product Candidates

We are highly dependent on the successful development of our current product candidates, itolizumab (EQ001), EQ101 and EQ102, and we may not be able to obtain regulatory or marketing approval for, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.*

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize itolizumab (EQ001), EQ101 and EQ102, in any of the indications for which we are currently planning to develop them, including treatment of aGVHD and lupus nephritis with itolizumab (EQ001), treatment of alopecia areata with EQ101 and treatment of celiac disease with EQ102, which may never occur. We currently generate no revenues from sales of any biopharmaceutical products or otherwise, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical trials or obtained regulatory approval for any product candidate.*

We initiated our first clinical trial of itolizumab (EQ001) for the treatment of aGVHD in the first quarter of 2019, our second clinical trial of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma in the second quarter of 2019 and our third clinical trial of itolizumab (EQ001) for the treatment of lupus nephritis in the third quarter of 2019. In March 2022, we initiated a Phase 3 pivotal clinical study of itolizumab (EQ001) in patients with aGVHD. In September 2022, we initiated a Phase 1 study of EQ102 in healthy volunteers in Australia, and in November 2022 we initiated a Phase 2 study of EQ101 in subjects with alopecia areata in Australia. We have three active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD, lupus nephritis, and COVID-19 patients, and we have not filed an IND with the FDA for the use of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma. Through the acquisition of Bioniz, we have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, chronic T cell lymphoma (CTCL) and alopecia areata. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical trials will be completed on time, if at all, that our planned clinical trials will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

In the past, we have conducted clinical trials of itolizumab (EQ001) outside of the United States, and we are and may in the future continue to use sites outside of the United States for other clinical trials of itolizumab (EQ001), EQ101 and EQ102, including our Phase 3 pivotal study of itolizumab (EQ001) in aGVHD, as well as possibly for clinical trials of our other product candidates. The

FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.*

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

We have utilized sites in Australia and New Zealand for a Phase 1b clinical trial of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical trial of itolizumab (EQ001) in lupus and lupus nephritis. Also, we are utilizing sites from a variety of countries outside of the United States in our Phase 3 pivotal study of itolizumab (EQ001) in aGVHD, including potentially Spain, Italy, France, India, Germany, South Korea, Belgium, Canada, Australia, and Israel. Our Phase 2 clinical trial of EQ101 in subjects with alopecia areata is being conducted in Australia, as is our Phase 1 clinical trial of EQ102 in healthy volunteers and subjects with celiac disease. Although the FDA may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

We are aware that other products addressing the same indications as itolizumab (EQ001), EQ101 and EQ102 are in development, and some have been approved. With regards to aGVHD, we are aware of both private and public companies with development programs, including AltruBio, Inc., CSL Behring LLC, ElsaLys Biotech, Humanigen, Inc., Maat Pharma SA, Mesoblast Limited, VectivBio Holding AG, and Xenikos B.V., and that Incyte has an approved product in steroid-refractory aGVHD. We are aware of a number of public companies with development programs targeting lupus nephritis including Alexion Pharmaceuticals, Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Genentech Inc., Janssen Pharmaceuticals, Kezar Life Sciences, Inc., Novartis AG, Vera Therapeutics, Inc. and Omeros Corporation, and that both Aurinia Pharmaceuticals Inc. and GlaxoSmithKline plc have approved products in this indication. There are no approved products for alopecia areata or celiac disease. Private and public companies involved in alopecia areata drug development include Arena Pharmaceuticals (acquired by Pfizer in 2022), Concert Pharmaceuticals, Eli Lilly and Company, Horizon Therapeutics plc, Pfizer Inc., and Reistone Biopharma. Private and public companies with development programs targeting celiac disease, include GlaxoSmithKline plc, ImmunogenX, Provention Bio, Takeda Pharmaceuticals, Immunic, Inc. and Zedira.

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

Specifically, in May 2017, we entered into an exclusive clinical supply agreement with Biocon and have agreed to enter into an exclusive commercial supply agreement with Biocon in the future. Biocon manufactures itolizumab (EQ001) at its FDA regulated facility in Bangalore, India. Our dependence on Biocon subjects us to further risks and uncertainties related to our ability fulfill our clinical and commercial supply of itolizumab (EQ001). For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical trials, may be significantly impacted and may result in higher costs of drug product and adversely harm our business. If Biocon is unable to meet our manufacturing requirements (due to export restrictions or otherwise), it has the discretion to outsource manufacturing to a third party and the joint steering committee may determine to shift manufacturing to a third party. However, transfer of the manufacturing of biologic products to a new contract manufacturer, whether related to itolizumab (EQ001) or any of our current or future product candidates, can be lengthy and involve significant additional costs. Even if we are able to adequately validate and scale-up the manufacturing process with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us, if at all. In addition, Biocon has certain rights to reacquire exclusive manufacturing rights for itolizumab (EQ001), even after a third party has been engaged following shortfalls by Biocon, which may make it difficult and expensive to engage any third party manufacturer for itolizumab (EQ001) other than Biocon.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2022, we had 45 full-time employees. As we advance in the clinical development of itolizumab (EQ001), EQ101 and EQ102, and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, and, if itolizumab (EQ001), EQ101, EQ102 or any future product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Additionally, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which become effective in 2023.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2021, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $86.4 million. Our U.S. federal NOLs generated in taxable years beginning before January 1, 2018 could expire unused. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

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

In addition, current Australian tax regulations provide for a refundable research and development tax credit. If we lose our ability to operate Equillium Australia Pty Ltd in Australia, are ineligible or unable to receive the research and development tax credit, or receive a refund that is materially less than our expectations, or if the Australian government significantly reduces or eliminates the tax credit, our financial forecasts could be incorrect and our business and results of operations would be adversely affected.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established Medicare Part D coverage gap discount program, in which manufacturers currently must agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) created a licensure framework for follow-on biologic products; and (viii) established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been judicial, Congressional and executive challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court held in a 7-2 opinion that the states and individuals challenging the constitutionality of Affordable Care Act do not have standing to challenge the law. The U.S. Supreme Court did not reach the merits of the challenge regarding Affordable Care Act’s constitutionality, but the decision ended the case. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect until 2031 unless additional Congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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
•
announcements of clinical trial results, regulatory developments, acquisitions or mergers, strategic alliances or significant agreements by us, by our competitors, or by Biocon;
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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In July 2020, we entered into the 2020 ATM Facility with Jefferies under which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Jefferies acting as our sales agent. As of September 30, 2022, we have sold an aggregate of 788,685 shares of our common stock under the 2020 ATM facility for gross proceeds of $10.4 million. There have been no sales of shares of our common stock under the 2020 ATM Facility since September 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of November 9, 2022, we had 34,352,084 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Cuts and Jobs Act. In addition, the recently enacted IRA, or the Inflation Reduction Act, includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or the IRA. We do not expect the Tax Cuts and Jobs Act or the CARES Act to have a material impact on our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that the Tax Cuts and Jobs Act, the CARES Act and the IRA may have on our business in the longer term. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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
2.1†

Agreement and Plan of Merger, dated February 14, 2022, by and among the Registrant, Bioniz, Merger Sub and Kevin Green, solely in his capacity as Securityholders’ Representative, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 16, 2022 and amended on May 2, 2022.

2.2†

Agreement and Plan of Merger, dated September 6, 2022, by and among the Registrant, Metacrine, Equillium Acquisition Sub, Inc., Triumph Acquisition Sub, Inc., and Triumph Merger Sub, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger, dated October 26, 2022, incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-268024), originally filed with the Securities and Exchange Commission on October 27, 2022.

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

Date: November 14, 2022	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer