Form 10-K
period 2022-12-31
Equillium, Inc.
filed 2023-03-23
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $43.1 million based on the closing price of the registrant’s common stock on June 30, 2022 of $2.04 per share, as reported by the Nasdaq Global Market.

As of March 16, 2023, there were 34,414,149 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2023 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
the potential benefits and risks of the transactions contemplated by the Asset Purchase Agreement dated December 5, 2022, or the Asset Purchase Agreement, entered into by us and Ono Pharmaceutical Co., Ltd., or Ono;
•
our estimated timeline for announcing data from our clinical studies, for interacting with regulatory authorities, and for initiating clinical studies;
•
our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical studies of our product candidates;
•
the success, cost, and timing of our product development activities, including our ongoing and planned clinical studies;
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
•
We will require substantial additional funding to continue and complete the development and any commercialization of EQ101 and EQ102, and if Ono does not exercise its option, itolizumab (EQ001), and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•
We are highly dependent on the successful development of our current product candidates, EQ101, EQ102 and itolizumab (EQ001), and we may not be able to obtain regulatory or marketing approval for, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
•
Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical studies could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects;
•
Interim, topline or preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
•
We are and may become further dependent on Ono for funding the clinical development and commercialization of itolizumab (EQ001). If Ono terminates our Asset Purchase Agreement, does not exercise its option, or does not achieve the milestones specified in the Asset Purchase Agreement, our business and financial condition would be adversely impacted;
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
•
The manufacture of pharmaceutical products, especially biologics, is complex and we may encounter difficulties in production, distribution and delivery of our product candidates. If CMOs, including Biocon, our exclusive CMO for itolizumab (EQ001), encounter such difficulties, our ability to provide supply of our product candidates for clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped;
•
We rely, and intend to continue to rely, on CROs to conduct our clinical studies and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects;
•
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with parties to market and sell our products, if approved, we may not be able to generate product revenue; and
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

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

Our current clinical-stage product candidates consist of EQ101, EQ102 and itolizumab (EQ001). EQ101 and EQ102 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. EQ101 is a first-in-class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, and EQ102 is a first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21. Itolizumab (EQ001) is a first-in-class monoclonal antibody that selectively targets the immune checkpoint receptor CD6, which plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking that drives a number of immuno-inflammatory diseases across multiple therapeutic areas. Our novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology.

We are focused on developing EQ101, EQ102 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders and currently have active clinical development programs with all three assets. The following chart summarizes the status of our current clinical development programs. Details for each program are outlined in ‘Our Initial Clinical Indications’ section below.

Strategy

Our goal is to become a leading, fully-integrated biotechnology company focused on therapies for severe immuno-inflammatory disorders. To achieve our goal, we intend to:

•
Develop EQ101 for the treatment of Alopecia Areata. We are conducting a Phase 2 proof-of-concept clinical study in subjects with alopecia areata, or AA. The primary objective of the study is to evaluate the safety and tolerability of EQ101 administered intravenously, or IV, with secondary objectives including the evaluation of drug efficacy, pharmacokinetic/pharmacodynamic, or PK/PD, properties, and changes in patient biomarkers. In addition, we are developing a subcutaneous, or SC, formulation of EQ101 expected to be ready for subsequent clinical studies.
•
Develop EQ102 for the treatment of Celiac Disease. We are conducting a Phase 1 first-in-human, randomized, double-blind, placebo-controlled clinical study of EQ102 administered SC as single or multiple doses in up to 64 healthy volunteers. The primary objective of the study is to assess the safety and tolerability of EQ102, with secondary objectives including the assessment of PK/PD changes. Following the multiple ascending dose, or MAD, part of this study, we are planning an additional part which will evaluate the biological activity of EQ102 in subjects with celiac disease.
•
Develop itolizumab (EQ001) for the treatment of GVHD. We are conducting EQUATOR, a pivotal Phase 3 clinical study of itolizumab (EQ001) in acute graft-versus-host disease, or aGVHD. The randomized, double-blind, placebo-controlled study will assess the efficacy and safety of itolizumab (EQ001) versus placebo as a first-line therapy for aGVHD in combination with corticosteroids.
•
Develop itolizumab (EQ001) for the treatment of lupus and lupus nephritis. We are conducting the Type B portion of EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with lupus nephritis, or LN. We completed the Type A portion, which was a MAD study involving 35 systemic lupus erythematosus, or SLE, patients to evaluate the safety, tolerability, PK/PD and clinical activity of itolizumab (EQ001) dosed SC every two weeks, or Q2W.
•
Opportunistically expand our pipeline. We will continue to conduct preclinical and translational studies and assimilate learnings from clinical studies to help inform the selection of additional indications for future development of our product candidates. We will also leverage the collective talent within our organization to opportunistically discover, acquire or in-license other high-value therapeutic programs that may complement our core strategy or have the potential for synergistic therapeutic benefit in combination with EQ101, EQ102 or itolizumab (EQ001).
•
Build a commercial infrastructure. If any of our product candidates are approved, we may commercialize them ourselves in indications that can be effectively targeted using a specialty sales force. For other indications that require a larger sales force, we may commercialize approved products through collaborations with other parties.

Acquisition

We acquired the exclusive worldwide rights to EQ101 and EQ102 through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. Through the acquisition, we expanded our immunology pipeline with first-in-class immuno-inflammatory product candidates across a range of development stages and obtained a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates. See Note 6 of the Notes to Financial Statements included in this Annual Report on Form 10-K, for further details of this acquisition.

Partnerships

Option Agreement with Ono

On December 5, 2022, we entered into the Asset Purchase Agreement with Ono, pursuant to which we granted Ono the exclusive right, but not the obligation, to acquire our rights to itolizumab (EQ001), or the Option. These rights include all therapeutic indications and the rights to commercialize itolizumab (EQ001) in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid us a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million.

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $37.2 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on March 16, 2023. We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

We are responsible for conducting all research and development of itolizumab (EQ001), which will be funded by Ono on a quarterly basis from July 1, 2022 through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

The Asset Purchase Agreement can be terminated at any time by Ono upon written notice, provided that in limited circumstances Ono will be obligated to continue to reimburse us for research and development costs and expenses of itolizumab (EQ001) for a certain period of time following such termination. If Ono does not timely exercise its Option, the Asset Purchase Agreement and the Option will automatically terminate. The Asset Purchase Agreement also contains customary termination rights for both parties for material breach and an outside date (subject to limited adjustments) that permits either party to terminate the Asset Purchase Agreement if the closing has not occurred by December 31, 2025.

The Asset Purchase Agreement contains customary representations and warranties with respect to both Equillium and Ono. Additionally, we are subject to customary obligations and covenants, including affirmative and negative operating covenants with respect to our business as it applies to the development and exploitation of itolizumab (EQ001), exclusivity obligations that prohibit us, except in limited circumstances, including in connection with the sale of our company, from pursuing a direct or indirect sale, license or other disposition of all or any portion of our itolizumab (EQ001) program or any of the assets to be purchased pursuant to the Asset Purchase Agreement, and indemnification obligations, which, except in limited circumstances, are subject to customary caps and deductibles. See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, for further details of the Asset Purchase Agreement.

Collaboration and License Agreement with Biocon

We acquired the rights to itolizumab (EQ001) in May 2017, pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Pursuant to that agreement and subsequent amendments, or Biocon License, Biocon granted us an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab (EQ001) and any pharmaceutical composition or preparation containing or comprising itolizumab (EQ001) that uses Biocon technology or Biocon know-how, or collectively, a Biocon Product, in the United States, Canada, Australia and New Zealand, or the Equillium Territory. Our collaboration with Biocon includes an exclusive supply agreement for clinical and commercial drug product of itolizumab (EQ001), or the Clinical Supply Agreement. Biocon currently manufactures itolizumab (EQ001) at commercial scale in a facility in India regulated by the U.S. Food and Drug Administration, or FDA. In addition, we have agreed to co-fund an ongoing Phase 2 clinical study of itolizumab in subjects with ulcerative colitis being conducted by Biocon in India.

In consideration for the rights granted to us by Biocon, we issued to Biocon 2,316,134 shares of common stock. In addition, we are obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. We are also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by us, our affiliates and our sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double digits and on tiers of aggregate annual net sales of Biocon Products by us and our affiliates (but not our sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay us royalties at comparable percentages for sales of itolizumab outside of the Equillium Territory if the approvals in such geographies included or referenced our data, including data from certain of our clinical studies, subject to adjustments in certain circumstances. Should Ono exercise its Option to acquire our rights to itolizumab (EQ001), the aforementioned milestone payments and royalties potentially owed to Biocon would become Ono’s responsibility, and the potential royalties on sales of itolizumab (EQ001) outside of the Equillium Territory would become Ono’s right. See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details of the Biocon License and Clinical Supply Agreement.

Understanding the Basis of Our Approach: Multi-Cytokine Inhibition

Targeted Inhibition of Disease-Associated γC Cytokines with Novel Compounds Generated from a Proprietary Discovery Platform

Our proprietary multi-cytokine platform generates rationally designed composite peptides that selectively block key cytokines at the shared receptor level targeting pathogenic cytokine redundancies and synergies while preserving non-pathogenic signaling.

This approach provides multi-cytokine inhibition at the receptor level and is expected to avoid the broad immuno-suppression and off-target safety liabilities of Janus kinase, or JAK, inhibitors. Many immune-mediated diseases are driven by the same combination of dysregulated cytokines, and we believe identifying the key cytokines for these diseases will allow us to target and develop customized treatment strategies for multiple autoimmune diseases.

Many monoclonal antibody, or mAb, therapies are targeted to a single cytokine or cytokine receptor and may not completely address the disease pathology if more than one cytokine is implicated in the disease process. Another therapeutic approach, inhibition of the Janus kinase/signal transducer and activator of transcription, or JAK/STAT, signaling pathway, lacks specificity as it inhibits a signaling pathway that is utilized by many cytokines regardless of their involvement in the disease. As a result, this class of compounds is often associated with serious side effects. Our proprietary peptides selectively block multiple disease driving cytokines while maintaining the healthy immune balance through the normal function of other family members. See Figure 1.

Figure 1: Rationally-designed, selective inhibition of multiple cytokines is believed to represent an optimized therapeutic modality compared to mAb and JAK inhibitors.

Equillium’s Multi-Cytokine Inhibitors Selectively Block Activity of Certain Cytokines by Binding Pockets in the gC Common Receptor

EQ101 is a first-in-class, tri-specific inhibitor of IL-2, IL-9 and IL-15, three inflammatory cytokines implicated in multiple diseases. It selectively blocks those three key pathogenic cytokines while preserving non-pathogenic signaling related to the other gC cytokine family members, IL-4, IL-7 and IL-21 (Figure 2). EQ101 has demonstrated clinical proof-of-concept as a novel tri-specific cytokine inhibitor through a completed Phase 1/2 clinical study in cutaneous T cell lymphoma, or CTCL, a dermato-oncology indication. The study achieved its primary objective of safety and tolerability and showed clinically meaningful improvements in the modified severity-weighted assessment tool, or SWAT, scores. In that study, the compound was shown to be well tolerated with a favorable safety profile with no drug-related serious adverse events, or SAEs, no dose-limiting toxicities, and no clinically significant laboratory abnormalities.

EQ101 - Pegylated peptide

IL-2
IL-9
IL-15
Signal blocked
IL-4
IL-7
IL-21
Signal not blocked
γ chain

Figure 2: EQ101 inhibits IL-2, IL-9 and IL-15, but not IL-4-, IL-7 and IL-21

EQ102 is a first-in-class, selective inhibitor of IL-15 and IL-21 (Figure 3). It has undergone substantial translational work supporting its potential use as a treatment for various gastrointestinal diseases including celiac disease, an immune disorder related to gluten exposure. The high degree of selectivity for IL-15 and IL-21 inhibition aligns well with the demonstrated key involvement of these two cytokines that work synergistically in driving the pathology in celiac disease and other inflammatory gut and hepatic disorders.

Figure 3: EQ102 inhibits IL-15 and IL-21, but not IL-2, IL-4, IL-7, and IL-9

EQ101 & EQ102 Product Development

EQ101

EQ101 is a synthetic peptide covalently conjugated to a polyethylene glycol, or PEG, molecule in a site-specific manner. The drug substance is currently manufactured under good manufacturing practices, or GMP, by a contract manufacturing organization, or CMO, located in the United States. EQ101 drug product is currently formulated as a lyophilized powder for IV injection following reconstitution with Sterile Water for Injection, or SWFI. EQ101 SC formulation development is ongoing and expected to be ready for subsequent clinical studies.

Preclinical proof-of-concept studies of EQ101 have been conducted utilizing an animal model of immune-mediated hair loss. Non-Obese-Diabetic, or NOD, severe immune-deficient, or SCID, γc (CD132)-/- (NSG) mice are deficient in lymphoid cells and were used for generating a humanized mouse model of immune-mediated hair loss, which has been used by other labs (Sonntag 2015). Humanized mice that are transplanted with human peripheral blood mononuclear cells manifest symptoms including severe systemic hair loss or alopecia. Following the development of significant alopecia, approximately 4−5 weeks post-transplant, the animals initiated study treatment. Response to treatment was evaluated using survival, body weight, serum cytokine levels (i.e., IL-2, IL-6, IL-15, TNFa, IFNγ), and hair regrowth.

The efficacy results from the intervention studies found that EQ101 blockade of IL-2, IL-9 and IL-15 signaling resulted in significant regrowth of hair in this immune-mediated hair loss mouse model of AA. In addition, EQ101 also reduced circulating levels of the inflammatory cytokines IL-6 and interferon gamma, or IFNγ, which are part of the immuno-inflammatory process observed in patients with AA. In this mouse model, EQ101 appeared to be more efficacious than an anti-IL-2 mAb, an anti-IL-15 mAb, and the JAK 1/2 inhibitor ruxolitinib. These results suggest that EQ101 has promise as a novel potential treatment for patients with AA.

EQ101 has been evaluated by Bioniz in three completed human clinical studies. One was a single ascending dose, or SAD, clinical study in healthy volunteers and another was a MAD clinical study in healthy volunteers. In the SAD study, subjects received EQ101 administered IV, at a single dose of 0.2, 0.4, 0.8, 1.6, 3.2, or 6.4 mg/kg. In the MAD study, subjects received four weekly IV doses of EQ101 at 0.5, 1, or 1.5 mg/kg or three doses every other week at 2 or 3 mg/kg. A total of 43 healthy subjects received at least 1 dose of EQ101 in each of the two studies. EQ101 was considered well-tolerated with no deaths, serious or severe treatment-emergent adverse events, infusion reactions or dose-limiting toxicities, or DLTs.

Bioniz also evaluated EQ101 in an open-label Phase 1/2 dose-ranging clinical study of patients with large granular lymphocyte leukemia, or LGLL, or refractory cutaneous T cell lymphoma, or rCTCL, to characterize the safety, tolerability, clinical efficacy, and PK/PD of EQ101. The study enrolled 50 subjects, 30 with refractory CTCL and 20 with LGLL. Four escalating dose levels of 0.5 mg/kg, 1.0 mg/kg, 2.0 mg/kg and 4.0 mg/kg were administered weekly by IV infusion for up to 74 weeks. The study found that EQ101 was well-tolerated, with no DLTs, no infusion reactions, and no deaths, and only one subject discontinued participation due to an adverse event. Subjects treated with EQ101 exhibited a reduction in IL-2 and IL-15 dependent cells and inflammation, with improvements in skin lesions and a favorable overall response rate observed. Both the FDA and the European Medicines Agency, or EMA, granted EQ101 Orphan Drug designations for the treatment of CTCL in July 2019 and April 2021, respectively.

EQ102

EQ102 is also a synthetic peptide that is conjugated to a PEG molecule in a site-specific manner. The drug substance is currently manufactured under GMP by a CMO located in China. EQ102 drug product is supplied as a lyophilized powder for reconstitution using SWFI prior to SC administration.

Our Phase 1 clinical study is the first human clinical study of EQ102. Safety, toxicity, and PK/PD of EQ102 have been previously evaluated during the nonclinical development program that included 4-week toxicology studies in both rodents and Cynomolgus nonhuman primates, or NHP, using SC administration. In addition, an evaluation of toxicokinetic and anti-drug antibody, or ADA, potential and immunophenotype analyses were also performed in those studies. Dose-ranging studies were conducted in both mice and NHP to characterize the maximum tolerated doses and to inform dose selection for clinical development.

Understanding the Basis of Our Approach: CD6-ALCAM Pathway Inhibition

The Role of CD6 in Autoimmunity

The role of the immune system is to defend the body against foreign organisms and cells, including cancerous cells, and in doing so must distinguish accurately between self- and non-self entities, a process called tolerance. Autoimmunity is an immune response directed against the body’s own healthy cells and tissues, and is the underlying process in many inflammatory diseases. Autoimmunity results from a loss of tolerance caused in part by an imbalance in the relationship between T effector cells, or Teff cells, and regulatory T cells, or Treg cells. See Figure 4.

Figure 4: Autoimmunity is a balancing act. Treg cells play an important role in preventing Teff cells targeting of self-antigens that can lead to autoimmunity and tissue destruction.

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

CD6 is a co-stimulatory receptor that plays an integral role in modulating T cell activation, proliferation, differentiation and trafficking. CD6 serves as a key checkpoint in regulating Teff cells that are central to autoimmune responses. Preclinical and clinical studies have shown that blockade of CD6 co-stimulation leads to selective inhibition of pathogenic Teff cell activity and trafficking, while preserving the important regulatory function of Treg cells. Such studies and new insights into the underlying biology highlight CD6 as a resurgent target for the treatment of multiple immuno-inflammatory diseases.

Activated leukocyte cell adhesion molecule, or ALCAM, is a ligand of CD6 that is expressed on hematopoietic tissues such as antigen-presenting cells, where it is important for immune synapse formation and optimal co-stimulation. Binding of ALCAM to domain-3 of CD6 leads to the downstream activation of several mitogen activated protein kinase pathways related to T cell activation, proliferation, differentiation and survival. See Figure 5.

ALCAM is also expressed on non-hematopoietic tissues such as the vascular endothelium, blood-brain barrier, skin, lung, kidney and gut, where it selectively facilitates the trafficking of T cells expressing CD6.

Figure 5: CD6 co-stimulation drives pathogenic T cell development and activity. Co-stimulation occurs through the binding of ALCAM to domain-3 of CD6, leading to synergistic activation resulting in a five-fold increase in IL-2 receptor mediated Teff cell proliferation. Co-stimulation through CD6 promotes a pro-inflammatory response including the activation of pSTAT3 and RORγt resulting in increased expression of IL-23R and pathogenic secretion of several Teff pro-inflammatory cytokines. ALCAM expressed on tissues such as the skin, lung, gut, blood-brain-barrier and kidney, selectively facilitates the trafficking of Teff cells expressing CD6. Notably, Th17 cells (that are steroid insensitive) and associated cytokines suppress Treg cell activity leading to a high Th17:Treg ratio characteristic of chronic autoimmunity.

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

Additionally, by inhibiting the binding of ALCAM to CD6, itolizumab modulates lymphocyte trafficking and results in reduced Teff cell infiltration into inflamed tissues. Based on its broad multi-modal mechanism, we believe itolizumab (EQ001) has the potential to treat multiple immuno-inflammatory diseases, including those that are resistant or refractory to existing therapies. See Figure 6.

Figure 6: Blockade of CD6 by itolizumab (EQ001) inhibits Teff cell activation, proliferation, differentiation and trafficking. Itolizumab (EQ001) selectively binds to domain-1 of CD6 and inhibits the interaction of ALCAM, preventing co-stimulation and thereby reducing Teff cell proliferation. Blockade of CD6 downregulates pSTAT and RORγt resulting in reduced expression of IL-23R and secretion of pro-inflammatory Teff cytokines IFN-γ, TNF-α, IL-6 and IL-17. Additionally, inhibiting the binding of ALCAM to CD6, reduces lymphocyte trafficking into inflamed tissues such as the skin, lung, gut, blood-brain-barrier and kidney. Reduction in the number and activity of Th17 cells inhibiting the Treg cells restores immune balance and promotes immune tolerance.

Itolizumab (EQ001) Product Development

Itolizumab has shown activity in completed clinical studies conducted by Biocon in patients with rheumatoid arthritis, psoriasis, and acute respiratory distress syndrome, or ARDS, related to COVID-19. Itolizumab has been approved for the treatment of moderate to severe plaque psoriasis in India where it was originally launched by Biocon under the brand name ALZUMAb. ALZUMAb is produced in an NS0 cell line and is currently available only in an IV formulation. Itolizumab (EQ001) contains the identical monoclonal antibody sequence produced in a Chinese hamster ovary, or CHO, cell line and may be administered by IV or SC. CHO cell lines are the industry-standard antibody therapeutic production system. In September 2020, the Drugs Controller General of India granted approval to Biocon of itolizumab produced in a CHO cell line, marketed by Biocon in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of plaque psoriasis, as well as emergency use authorization of ALZUMAb-L for the treatment of cytokine release syndrome in COVID-19 patients with moderate to severe ARDS. Moving forward, Biocon is planning on transitioning their marketing and commercialization efforts from ALZUMAb to ALZUMAb-L. Itolizumab (EQ001) and ALZUMAb-L are different drug product names for the same formulation.

Itolizumab (EQ001) is manufactured by Biocon at commercial scale in an FDA regulated manufacturing facility in India. Biocon has generated data demonstrating the analytical biocomparability of itolizumab (EQ001)/ALZUMAb-L and ALZUMAb using industry-standard physicochemical and biofunctional characterization methods.

Itolizumab (EQ001) Phase 1 Clinical Study in Healthy Subjects

Biocon conducted a Phase 1 clinical study of itolizumab (EQ001) in 37 healthy subjects that was completed in Australia in the fourth quarter of 2017. The study was conducted in two stages, with the first stage designed to assess the safety, tolerability, PK, PD, and immunogenicity of ascending single doses of itolizumab (EQ001) SC, and the second stage designed to compare the PK of itolizumab (EQ001) IV to ALZUMAb and determine the absolute bioavailability of itolizumab (EQ001) SC.

The administration of single doses of itolizumab (EQ001) SC in Stage 1 was found to be well tolerated, with a low incidence (2/24) of low titer anti-drug antibodies. There were no SAEs, DLTs, or drug discontinuations reported. No clinically meaningful changes in physical examinations or vital signs were observed, whereas transient decreases in lymphocyte counts without clinical consequences were seen in 11/24 (46%) subjects. In general, observed AEs were transient, mild to moderate in severity, were not dose dependent, and most were consistent with those observed in prior clinical experience with ALZUMAb.

In Stage 2, the infusion of single doses of both itolizumab (EQ001) IV and ALZUMAb was associated with the development of transient, reversible, grade 2 to 3 decreases in lymphocyte counts in the healthy subjects. As a result, Stage 2 of the study was terminated early following the enrollment of seven subjects, yielding limited overall safety data and insufficient PK data for evaluation. There were no SAEs reported. No other clinically meaningful abnormalities or trends were noted in clinical chemistry, hematology, and urinalysis parameters. Similar to Stage 1, a transient decrease in T cells expressing CD4, and to a lesser extent CD8, a two- to three-times increase in the proportion of Treg cells, and saturation of CD6 receptors were observed across itolizumab (EQ001) and ALZUMAb cohorts.

While similar decreases in lymphocyte counts have not been reported with ALZUMAb previously, the timing of hematologic assessments in prior clinical studies may not have occurred at sufficiently early time-points to detect this transient response. Additionally, ALZUMAb had previously only been dosed in patients with active autoimmune disease and not healthy subjects. Importantly, the magnitude and kinetics of lymphocyte decreases were similar for itolizumab (EQ001) IV and ALZUMAb in Stage 2, while administration of itolizumab (EQ001) SC demonstrated milder decreases in lymphocyte counts, which would be expected based on the different PK properties of SC versus IV formulations. Furthermore, ALZUMAb had been well tolerated with demonstrated safety and clinical activity in three clinical studies in India in patients with rheumatoid arthritis and chronic plaque psoriasis, with a total of 333 patients exposed to ALZUMAb to date in clinical studies at doses ranging from 0.2 mg/kg to 1.6 mg/kg over a period of four years. Therefore, we believe the transient decreases in lymphocyte counts seen in the Phase 1 clinical study in healthy subjects represent a PD property of both itolizumab (EQ001) and ALZUMAb that will be monitored going forward, and the results of the Phase 1 clinical study support the advancement of itolizumab (EQ001) SC and IV into further clinical development in patients with immuno-inflammatory disease.

Our Initial Clinical Indications

Alopecia Areata Market Overview

AA is an inflammatory, non-scarring autoimmune-mediated condition resulting in hair loss that has limited treatment options for those with severe disease. The condition occurs when the immune system attacks hair follicles on any hair-bearing area of the body, most frequently on the head and face. The lifetime incidence of AA is estimated at about two percent globally, while the prevalence is estimated to be 0.1% to 0.2%. AA affects men and women of all racial and ethnic groups. It has a higher prevalence in children and adolescents with 40% of cases occurring prior to age 20, and 80% before age 40. The causes of AA are not fully understood, but it is believed to result from a loss of immune privilege in the hair follicle following a triggering event (e.g., stress, infection, trauma) facilitated by IFNγ, that leads to an upregulation of inflammatory cytokine signaling resulting in autoimmune-mediated hair loss. AA is associated with other immune-mediated or autoimmune disorders such as thyroiditis, vitiligo, and atopic diseases. Approximately 50% of patients have chronic relapsing, remitting disease persisting more than 12 months and approximately 10% to 35% ultimately experience complete loss of scalp hair (alopecia totalis) or complete loss of scalp and body hair (alopecia universalis). AA has a psychosocial burden that can have a significant negative impact on health-related quality of life and has been associated with depression and anxiety.

Rationale for EQ101 for the Treatment of Alopecia Areata

IL-2, IL-9, and IL-15 have been identified as being upregulated in animal models of AA and in human biopsies of AA lesions. Studies have demonstrated cytotoxic CD8+ NKG2D+ T cells were both necessary and sufficient for the disease induction in mouse models of AA, with IL-2 increasing the number of CD8+ cells and IL-15 increasing the expression of NKG2D and the production of IFNγ by follicular epithelial cells that aberrantly transforms these T cells into cytotoxic T cells that attack the hair follicle. IL-15 released by dendritic cells and/or the follicular epithelial cells is believed to be the initiating event that promotes production of IFNγ, which leads to the initial loss of immune privilege of the hair follicle, and production of IL-2 that leads to T cell proliferation. Global transcriptional profiling of mouse and human AA skin revealed gene expression signatures indicative of cytotoxic T cell infiltration and upregulation of IL-2 and IL-15 that have been shown to promote the activation and survival of IFNγ-producing CD8+ NKG2D+ effector T cells. In addition, the pathologic activation by IL-9 of mast cells that produce and secrete Th2 cytokines (IL-5, IL-6 and IL-13) and TGF and facilitate antigen presentation of the hair follicle to these cytotoxic T cells has been implicated in AA.

Several clinical studies have been conducted with JAK inhibitors for the treatment of AA. Initially, investigator-initiated studies using tofacitinib and ruxolitinib produced moderate response rates in small numbers of subjects that had been otherwise refractory to standard of care treatments. More recently, several industry-sponsored studies observed efficacy of

JAK inhibitors in the treatment of AA using baricitinib, ritlecitinib and deuruxolitinib. Baricitinib was granted FDA approval for the treatment of AA in June 2022.

Despite the results of those clinical studies and the approval of baricitinib, the efficacy of JAK inhibitors may be limited by their PK properties which can result in inadequate blockade of JAK signaling between doses and by the additional signaling pathways (PI3K, AKT, mTOR and MAPK/ERK) associated with the c cytokines that are not inhibited by the JAK inhibitors, which can lead to an incomplete blockade of pathologic cytokine signaling. Furthermore, safety issues have been associated with JAK inhibitors, due to their wide-ranging inhibitory effects on non-disease-related cytokine signaling, which may limit their utility and acceptance by physicians and patients. We believe EQ101 is a more selective and effective inhibitor of IL-2, IL-9, and IL-15 (i.e., disease-driving cytokines) and may provide a novel therapeutic approach for the treatment of AA.

Development Plan in Alopecia Areata

We have two open Investigational New Drug applications, or INDs, for EQ101 for AA and CTCL. In November 2022, we initiated a Phase 2 clinical study (Figure 7) of EQ101 in subjects with AA in Australia. This is a multicenter, open-label, proof-of-concept clinical study in approximately 30 adult subjects between 18 and 60 years of age, with at least 35% scalp hair loss due to AA. Subjects will be dosed IV once weekly for 24 weeks with EQ101 at a dose level of 2 mg/kg, and subsequently followed for an additional four weeks. The primary objective of the study is to evaluate the safety and tolerability of EQ101 in subjects with moderate to severe AA over a 24-week treatment period. Secondary objectives will be to evaluate drug efficacy, PK/PD properties, and to assess changes in patient biomarkers. We expect to announce initial data from the Phase 2 clinical study of EQ101 in AA in the second half of 2023 and topline data in mid-2024. We are developing an SC formulation of EQ101 for planned use in subsequent clinical studies.

Figure 7: Phase 2 open label clinical study of EQ101 in alopecia areata

Celiac Disease Market Overview

Celiac disease is a chronic inflammatory intestinal disorder caused by inappropriate cellular and humoral immune responses to the dietary intake of gluten in the genetically susceptible individual. Celiac disease is one of the most common autoimmune disorders, with a reported prevalence of 0.5% to 1% of the global population and affecting approximately 2.3 million people in the United States. The prevalence of celiac disease has increased over the past 50 years and the rate of diagnosis has risen over the past two decades. Although celiac disease can occur at any age, onset most commonly occurs either in the first two years of life or in the second or third decades of life. Celiac disease occurs selectively in individuals expressing the gene human leukocyte antigen (HLA)-DQ2 or HLA-DQ8. In celiac disease, a mucosal inflammatory response in the intestinal epithelia leads to villous atrophy, and crypt cell hyperplasia. The loss of mucosal integrity in celiac disease is associated with a high burden of illness resulting from a plethora of intestinal and extraintestinal disease manifestations. Currently, there are no approved products to treat celiac disease, and strict adherence to a gluten-free diet is currently the only approach for celiac disease patients to manage the disease. A full recovery is often observed in pediatric celiac disease patients, but over 40% of adult celiac disease patients maintain histological abnormalities – such as villous structural damage – following complete removal of dietary gluten. Further complicating the gluten-free treatment strategy, 5% of adult patients can develop a refractory form of celiac disease, characterized by severe villous atrophy and the presence of abnormal intraepithelial lymphocytes, or IELs, which is considered the early stages of enteropathy associated T cell lymphoma, a potentially lethal condition not confined to intestinal epithelia.

Rationale for EQ102 for the Treatment of Celiac Disease

IL-15 has been identified as a key driver of celiac disease pathogenesis. IL-15 is chronically upregulated in the lamina propria and epithelium of the intestine and directly correlates with the severity of mucosal damage. This proinflammatory cytokine acts on distinct cell types resulting in malfunction of multiple immune mechanisms. Elevated IL-15 in the intestinal lamina propria has been shown to promote phenotypic changes to tolerogenic dendritic cells leading to a block in the generation of regulatory T cells, or Tregs, a lymphocyte subset critical for maintaining tolerance to self-antigens and promoting tolerance to innocuous dietary antigens. The reduction of inducible Tregs to dietary antigens elevates the potential for an intestinal inflammatory immune response to gluten intake. IL‑15 expression is also correlated with the upregulation of the activating NKG2D receptor on cytotoxic lymphocytes and its associated cytotoxic pathway, and with the complementary major histocompatibility complex class I chain-related (MIC) ligands (i.e., MICA and MICB) at the epithelial cell surface that triggers their subsequent killing by cytotoxic lymphocytes.

Another γc cytokine that has been implicated in celiac disease is IL-21. IL-21 has a robust genetic association with celiac disease. IL-21 is produced by the gluten-specific CD4 T cells in celiac disease and has the capacity to promote cytolysis in intestinal intraepithelial cytotoxic T lymphocytes (IE‑CTL). IL-21 is only over-expressed in active celiac disease (patients who have gut tissue destruction) and not in potential celiac disease (those who only have antibody response and no gut tissue damage). This suggests that IL‑21 may be a co-factor along with IL-15 in causing tissue damage in active celiac disease. Furthermore, IL-21 is known to be a key cytokine in the development of B cell differentiation and plasma cell generation, and therefore antibody response. A key characteristic of celiac disease is the presence of autoantibodies to transglutaminase 2 (TG2) that are produced by TG2-specific B cells. In addition to the infiltration of IE-CTLs in the lamina propria of the small bowel, there is evidence of plasmacytosis in the lamina propria which may highlight the potential pathogenic effect of autoantibody production in celiac disease. Recent studies highlighted the importance of crosstalk between CD4 T cells and B cells in activating the cytotoxic immune attack against gut tissue in celiac disease. IL‑21, as a major B-cell cytokine, may play a key role in orchestrating both antibody and cytotoxic responses in celiac disease. IL-21 inhibition may control the production of autoantibodies in these patients.

Further support that these two γc cytokines work in concert is bolstered by evidence that IL-15 drives IL‑21 secretion in IELs derived from patients with active celiac disease. EQ102 specifically inhibits the activity of IL-15 and IL-21, but not the remaining γc cytokines in the family (IL-2, -4, -7, or -9), thus targeting the key pathogenic cytokines in celiac disease while preserving the functional immune system through other uninterrupted γc cytokines. EQ102 has been thoroughly characterized, and we believe it is uniquely positioned to provide a specific two-pronged approach to downregulate the cytotoxic activity of IELs in celiac disease by inhibiting the synergistic effect of IL-15 and IL-21. We believe EQ102 may control the gliadin mediated inflammatory effect in celiac disease by acting on both B and T cell arms in a highly selective manner.

Development Plan in Celiac Disease

In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia. It is a randomized, double-blind, placebo-controlled study of EQ102 administered SC as single or multiple doses in up to 64 healthy volunteers. In Part A, healthy volunteers will be enrolled and randomized to five cohorts (n=8 per cohort) to receive single doses of EQ102 or placebo. The starting dose in Part A will be 50 mg, with five ascending dose levels planned up to 1,000 mg. In Part B, healthy volunteers will be enrolled and randomized to three cohorts (n=8 per cohort) to receive multiple doses of EQ102 or placebo. In Part B, up to three dose levels will be evaluated, where the starting dose will be based on safety and pharmacokinetic data from Part A. The primary objective of the study is to assess the safety and tolerability of EQ102, with secondary objectives including PK/PD changes after SAD and MAD. Following the MAD portion of this study, we plan to conduct a proof-of-concept Part C of the study, which is expected to evaluate the biological activity of EQ102 in subjects with celiac disease. See Figure 8 for an overview of the Phase 1 clinical study of EQ102. We expect to announce data from the SAD and MAD parts of the study in the second half of 2023 and celiac disease patient data in 2024.

Figure 8: EQ102 Phase 1 clinical study design

Graft-Versus-Host Disease Market Overview

Graft-versus-host disease, or GVHD, is a multisystem disorder that is a common complication of allogeneic hematopoietic stem cell transplants, or allo-HSCT, caused by the transplanted immune system, more specifically Teff cells, recognizing and attacking the recipient’s body. GVHD is the leading cause of non-relapse mortality in patients receiving an allo-HSCT. The risk of GVHD limits the number and type of patients receiving allo-HSCT and we believe that a therapy that can attenuate GVHD risk could significantly expand the patient population eligible for allo-HSCT.

According to the Center for International Blood & Marrow Transplant Research and other published reports, there were approximately 10,000 allo-HSCT’s expected to have been performed in the United States in 2020 and the number of procedures has grown at an average annual growth rate of approximately 4% since 2007. Approximately 30-70% of allo-HSCT recipients develop aGVHD. Five-year survival for patients that respond to first-line treatment with corticosteroids has been reported to be as low as 53% while in steroid refractory aGVHD, the overall 5-year survival has been reported to be as low as 5%. We estimate that the incidence of aGVHD in 2020 was approximately 5,800 patients and the total prevalence of GVHD was approximately 16,000 patients. We estimate that by the year 2030, the annual incidence of aGVHD could be up to 7,000 patients and the total prevalence of GVHD could be up to 20,000 patients.

Rationale for Itolizumab (EQ001) for the Treatment of GVHD

Itolizumab (EQ001) Selectively Targets GVHD Pathogenesis

There is a high unmet medical need for a safe, effective and targeted treatment of GVHD. We believe itolizumab (EQ001) has the potential to be a best-in-class treatment for aGVHD based on its ability to target the underlying biology of GVHD in a highly selective way. Further, this approach is also promising as we consider future development in the prevention of GVHD and the treatment of chronic GVHD, or cGVHD.

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

Third-party Clinical Experience with Targeting CD6 in GVHD

Clinical evidence to support the rationale of treating GVHD with itolizumab (EQ001) comes from previously-reported third-party clinical experience with CD6-expressing T cell depletion in patients receiving bone marrow transplants for hematologic malignancies where it has been demonstrated that using an anti-CD6 monoclonal antibody to deplete T cells from donor bone marrow or lymphocyte infusions has the potential to prevent aGVHD. In a study evaluating the clinical effects of selective in vitro CD6 expressing T cell depletion of donor allogeneic bone marrow using a monoclonal antibody to CD6 and rabbit complement, Soiffer et al. reported that in vitro T cell depletion with an anti-CD6 monoclonal antibody effectively reduced the incidence of both acute and chronic GVHD after allogeneic bone marrow transplant without compromising engraftment.

Subsequent studies further confirmed the feasibility of CD6-expressing T cell depletion in patients undergoing allogeneic bone marrow transplantation from human leukocyte antigen identical related and unrelated donors. In these studies, CD6 expressing depletion of the donor stem cell product was the sole method for GVHD prophylaxis. The low incidence of aGVHD reported in patients receiving allogeneic bone marrow treated with anti-CD6 monoclonal antibodies was attributed to the early appearance of a population of peripheral CD3 expressing T lymphocytes with a CD6-negative phenotype, which showed diminished reactivity to allogeneic stimulation in mixed lymphocyte reaction assays. Although the above described approach is one of ex vivo CD6-expressing T cell depletion, we believe that it further supports the role of CD6-expressing T cells in aGVHD pathogenesis and validates CD6 as a potentially important target for modulation for the treatment of GVHD.

Development Plan in GVHD

Our Investigational New Drug application, or IND, with the FDA for aGVHD was accepted in July 2018. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019.

In March 2019, we initiated EQUATE, an open-label Phase 1b clinical study of itolizumab (EQ001) as a first-line therapy concomitant with steroids for the treatment of aGVHD. In the EQUATE clinical study, we are assessing safety, PK, PD, and a number of clinical outcomes including complete response, or CR, rate, overall response rate, or ORR, survival and steroid taper. An overview of the design of the EQUATE study is depicted in Figure 9.

Figure 9: Overview of the EQUATE clinical study design

In February 2023, we presented final safety and efficacy results from the EQUATE clinical study at the Tandem Meetings of the American Society of Transplantation and Cellular Therapy and the Center for International Blood & Marrow Transplant Research. Data was presented from a total of 30 subjects treated with itolizumab (EQ001) at doses of 0.4, 0.8, or 1.6 mg/kg. Itolizumab (EQ001) treatment in combination with systemic corticosteroids was associated with rapid and durable high rates of overall clinical response, where response at Day 29 was associated with improved progression-free survival through 1 year. Further, responders were able to taper steroids by 70% at Day 29 and 99% at Day 169. Itolizumab (EQ001) was well-tolerated in severe aGVHD patients. Based on these findings and feedback from both the FDA and leading physicians in the field of hematopoietic stem cell transplantation, in March 2022 we initiated EQUATOR, a Phase 3 pivotal clinical study in first-line aGVHD.

EQUATOR is a randomized, double-blind clinical study that will assess the efficacy and safety of itolizumab (EQ001) versus placebo as a first-line therapy for aGVHD in combination with corticosteroids. The primary objective of the study is to achieve early disease response, with key secondary objectives to evaluate durability of response, corticosteroid use, survival outcomes, and cGVHD incidence. The primary endpoint assessment is CR rate at Day 29, with key secondary endpoints of overall response rate, or ORR, at Day 29 and durability of CR rate from Day 29 through Day 99.

The EQUATOR study will compare the efficacy and safety of IV administered itolizumab (EQ001) versus placebo (randomized 1:1) as a first-line therapy in up to 200 adult and adolescent patients with Grade III-IV aGVHD or Grade II aGVHD with lower GI involvement, in combination with high doses of corticosteroids, the current standard of care. Per the study protocol, patients must receive itolizumab (EQ001) within 3 days of the first administration of high-dose corticosteroids with a treatment period from Days 1-99 and a follow-up period from Days 100-365. Eligible subjects who receive 2 mg/kg methylprednisolone or equivalent on Day 1 will be randomized in a 1:1 ratio to the following two treatment groups: Group A: itolizumab (EQ001), 1.6 mg/kg initial dose followed by 6 doses of 0.8 mg/kg once every two weeks (Q2W), plus systemic corticosteroids (100 subjects), or Group B: placebo, 7 doses Q2W, plus systemic corticosteroids (100 subjects). An independent data monitoring committee will regularly review safety data, and an interim analysis is planned after approximately 100 subjects have completed Day 29 assessments to evaluate the safety and efficacy of treatment. We anticipate that interim review occurring in 2024. An overview of the design of the EQUATOR study is depicted in Figure 10.

Figure 10: Overview of the EQUATOR clinical study design

Lupus Market Overview

SLE is a heterogeneous, multisystem, autoimmune disease characterized by the presence of multiple autoantibodies and deposition of immune complexes in various tissues. Based on publicly available sources, we estimate that SLE impacts between 250,000 and 322,000 people in the United States.

LN is the most frequent, serious manifestation of SLE occurring in up to 30-60% of SLE patients. It is estimated there are over 100,000 patients living with LN in the United States; despite the significant number of people affected, there are currently only two FDA-approved drugs for this condition.

Current Therapies for Lupus Nephritis and their Limitations

Current standard-of-care therapy for the most aggressive type of LN, called proliferative LN or Class III or IV LN, consists of broad-based immunosuppressive drugs, such as prednisolone, mycophenolate mofetil, or MMF, and cyclophosphamide, which come with significant toxicities. LN is predominantly a disease of young women, and these drugs carry with them a number of toxicities that are particularly problematic for this population including weight gain, edema, moon face, infection risk, diabetes, and infertility.

While these therapies have improved 5-year survival for LN patients, as many as 50-75% of patients are refractory to treatment and those that respond will likely relapse within five years. In those patients who are refractory or relapse after initial treatment with induction therapy, there is no consensus or strong evidence to support what treatments may be effective. The prognosis for patients with proliferative LN remains poor and up to 40% of patients will progress to end-stage renal disease, or ESRD, requiring dialysis or kidney transplant. Overall, the available options are quite limited for LN patients, particularly those that are refractory to, or relapse from standard induction therapy. Recently, two new therapies have been approved for LN. GlaxoSmithKline’s Benlysta, which was approved for LN in December 2020, targets BLyS and inhibits the stimulation of autoreactive B-cells. Aurinia Pharmaceuticals, Inc.’s Lupkynis, which was approved in January 2021, is a calcineurin inhibitor that blocks IL-2 expression and inhibits autoreactive T cells. Despite those recent approvals, there remains a significant need for new therapies that are more effective, can maintain a durable response, and carry a better safety profile.

Rationale for Itolizumab (EQ001) for the Treatment of LN

Itolizumab (EQ001) Selectively Targets Teff Cells that Play a Central Role in the Pathogenesis of LN

Despite the presence of autoantibody formation and inflammatory cytokines in SLE and LN, B cell-directed and single-cytokine targeted therapies have largely failed in clinical development. More recent evidence has demonstrated that Teff cells play a central role in the pathogenesis of both SLE and LN in that they mediate tissue damage and also enhance the production of autoantibodies by promoting B cell differentiation, proliferation and maturation. Multiple Teff cells/cytokines, such Th1/IFN-γ, Th2/IL-4 and Th17/IL-17, have all been implicated in the immunopathogenesis of both SLE and LN, highlighting the complex nature of the disease. However, Th17 cells are emerging as key targets as it has been demonstrated that high levels of IL-17 predict poor histopathological outcome after immunosuppressive therapy in patients with LN. Elevated levels of Th17 cells are accompanied by a decrease of Treg cells, suggesting that loss of this functional immune balance may be involved in the pathogenesis of renal damage in SLE patients. Therefore, targeting Teff cells, or molecules that modulate Teff cell activity, while preserving Treg activity could prove to be a successful therapeutic strategy for patients with SLE and LN.

We believe the unique mechanism of action of itolizumab (EQ001) can selectively target elements of the underlying pathogenesis of LN by: a) inhibiting multiple pathogenic Teff cells and cytokine secretion; b) inhibiting trafficking of Teff cells into kidney tissues; and c) reducing the Th17:Treg ratio associated with LN.

Translational Research Supporting Itolizumab (EQ001) in LN

Given the central role that Teff cells play in the immunopathogenesis of SLE and LN, we believe itolizumab (EQ001), which has been shown to block the CD6-ALCAM pathway and inhibit both the activity as well as trafficking of Teff cells into tissues, represents a promising therapeutic approach in this disease. To support this hypothesis, data from preclinical experiments in animal models of SLE and glomerulonephritis demonstrated that treatment with an anti-CD6 mAb lowers pro-inflammatory cytokines and improves disease activity, proteinuria, and renal function. In addition, validation for targeting the CD6-ALCAM pathway with itolizumab (EQ001) in LN is bolstered by translational research findings in human tissue and was published in the Journal of Clinical Investigation in January 2022. The manuscript highlights data confirming the role of T cells activated by the CD6-ALCAM pathway in the development of LN and supports our research of itolizumab (EQ001) as a potentially novel therapeutic for treating LN.

Research conducted at the University of Houston, supported by a Target Identification in Lupus Grant from the Lupus Research Alliance, has shown that patients with active LN have substantial elevations in urinary ALCAM and that ALCAM levels in the urine track with disease activity. See Figure 11. These data further highlight the potentially important pathogenic role of the CD6-ALCAM pathway in patients with LN.

Figure 11: ALCAM is a predictive biomarker in patients with active LN. The graph depicts levels of ALCAM in the urine of active LN, active (non-renal) SLE, inactive SLE and healthy controls by ELISA. ALCAM was highest in active LN patients while SLE patients were higher than healthy controls. The table compares the performance of urinary protein markers in differentiating active LN (N=89) from inactive LN (N=60) in African-American and Hispanic systemic lupus erythematosus patients.

In addition to target validation, this research on urinary biomarkers may also have important implications in how we develop itolizumab (EQ001) in LN. The ease and scalability of using urine as a non-invasive liquid biopsy of the kidney provides us an opportunity to potentially change the way we identify and treat patients with LN. A biomarker-guided treatment approach using real-time urinary testing of the CD6-ALCAM pathway to determine the right patients for therapy, guide treatment, and monitor the disease has the potential to increase the chance of advancing a targeted therapeutic to drug approval and significantly improve patient care. Specifically, elevations in urinary biomarkers, such as soluble ALCAM or CD6, could be used to identify patients most likely to respond to itolizumab (EQ001). An evaluation of these biomarkers will be an important part of the development program and forms the initial basis for exploring a personalized medicine biomarker strategy with itolizumab (EQ001).

Development Plan in LN

In July 2019, our IND for lupus/LN was accepted by the FDA, and in December 2019 the FDA granted itolizumab (EQ001) Fast Track designation for the treatment of LN. In September 2019, we initiated EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with SLE and in patients with LN. The completed Type A portion was a MAD study involving 35 SLE patients to evaluate the safety, tolerability, PK, PD, and clinical activity of SC doses of itolizumab (EQ001) ranging from 0.4 mg/kg to 3.2 mg/kg Q2W. The ongoing Type B portion of the study is open label and is evaluating up to 20 newly diagnosed or refractory LN patients who will be treated with itolizumab (EQ001) dosed at 1.6 mg/kg SC Q2W for up to 24 weeks. The selection of the 1.6 mg/kg dose was based on the totality of the safety, tolerability, and PK/PD data in the Type A part of the study that demonstrated a plateau in the reduction of CD6 cell surface expression above the 1.6 mg/kg dose. In addition to the same objectives as were in the Type A portion of the study, the Type B portion will also assess potential clinical activity of itolizumab (EQ001) in LN patients based on proteinuria levels and SLEDAI-2K scores. An overview of the design of the EQUALISE study is depicted in Figure 12.

Figure 12: Overview of the EQUALISE clinical study design

In March 2021, we reported favorable topline data from the Type A group of the EQUALISE study in patients with SLE where the data showed itolizumab (EQ001) was well tolerated. In addition, itolizumab (EQ001) demonstrated a dose-dependent reduction of cell surface CD6 expression on effector T cells, an indicator of drug activity, consistent with its mechanism of action.

In September 2022, we announced interim results from the Type B LN portion of the study where itolizumab (EQ001) demonstrated clinically meaningful responses in highly proteinuric subjects. The interim data reported on 13 patients, with 11 patients reaching at least 12 weeks of treatment and 6 patients reaching 28 weeks or the end of study, or EOS. Based on published guidelines for the management of LN from the European League Against Rheumatism, or EULAR, and European Renal Association-European Dialysis and Transplant Association, or ERA-EDTA, clinical activity assessments in this study are focused on the change in UPCR from baseline; proportion of patients with a CR, defined as 50% or greater reduction in UPCR and less than 0.5-0.7 g/g; and proportion of patients achieving a partial response, or PR, defined as 50% or greater reduction in UPCR. Subjects in the interim analysis were highly proteinuric with a baseline mean UPCR of 5.8 g/g. Clinically meaningful responses were observed by week 28 (EOS) including 3 of 6 (50%) subjects achieving a CR (UPCR < 0.7 g/g), 2 of 6 (33%) subjects achieving a PR (UPCR > 50% reduction) and 4 of 6 (67%) subjects achieving greater than 80% reduction in UPCR. In all subjects receiving more than one dose, 8 of 12 (67%) subjects achieved greater than 50% reduction in UPCR, we observed an average reduction of 60% in UPCR (over 3g of proteinuria) and subjects titrated steroid dose to < 7.5 mg/day consistent with EULAR/ERA-EDTA recommendations. Itolizumab (EQ001) treatment was generally well tolerated with no drug related serious adverse events or treatment discontinuations. We expect to announce topline data from the Type B portion of the EQUALISE study of patients with active proliferative LN in the first half of 2024.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, discovery platforms, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. For our product candidates, generally we intend to initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including claims targeting newly identified compositional improvements, methods of design, methods of treating and additional therapeutic targets.

As of March 3, 2023, our patent portfolio related to itolizumab included issued patents and pending patent applications exclusively licensed from Biocon in the United States, Australia, Canada, and New Zealand, pending international and national stage patent applications filed under the Patent Cooperation Treaty, or PCT, that we own. The terms of the Biocon License are discussed above in “Business—Partnerships—Collaboration and License Agreement with Biocon”.

Specifically, as of March 3, 2023, our licensed rights from Biocon related to itolizumab included nine issued patents in the United States, six issued patents in Australia, four issued patents in Canada, six issued patents in New Zealand, and pending patent applications in the United States, Australia, Canada, and New Zealand. Five of our issued U.S. patents are expected to expire in 2028 (absent any patent term extension for regulatory delays) and include claims directed to the antibody sequence of itolizumab and methods of formulating and using itolizumab alone or in combination with other agents to treat various T cell mediated diseases and disorders including GVHD and transplant rejection. Two of our issued U.S. patents are expected to expire in 2034 (absent any patent term extension for regulatory delays), and include claims directed to treating multiple sclerosis or inflammatory bowel disease with itolizumab in certain patients exhibiting increased numbers of Th17 cells, wherein certain of the methods include monitoring IL-23R expression. Our issued Australia, Canadian, and New Zealand patents are expected to expire between 2027 and 2034. Our licensed rights from Biocon include a pending patent application family related to methods of using itolizumab to treat lupus, which includes one issued U.S. patent and pending applications in the United States, Australia, Canada, and New Zealand. Patents that may issue from our pending in-licensed patent applications are expected to expire between 2028 and 2041, absent any patent term adjustments or extensions.

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

We also co-own one pending patent application family with the University of Houston System, which relates to diagnostic methods for using itolizumab to treat LN and is pending in the United States, Australia, Canada, and New Zealand. If granted, any patents that issue from this patent family are expected to expire in 2040, absent any patent term adjustments or extensions.

As of March 3, 2023, through our acquisition of Bioniz, we wholly own a patent portfolio directed to composite peptide antagonists. This wing of our portfolio includes six additional patent families, including those related to the IL-2, IL-9, IL-15 peptide antagonist EQ101 (formerly known as BNZ-1), the IL-15 and IL-21 peptide antagonist EQ102 (formerly known as BNZ-2), other peptide sequences, and other related technologies for peptide modulation of multi-cytokine signaling largely in the γc-cytokine family space.

Of these six composite peptide families, the first family includes claims currently directed to composite peptides covering EQ101, methods of designing such peptides, and methods of using such peptides to treat various T cell mediated diseases and disorders (including but not limited to RA, immune-mediated hair loss, and myositis). This family currently includes seven issued U.S patents, three issued Australian patents, one issued Canadian patent, one issued Brazilian patent, one issued Chinese patent, 38 patents in European states, and two issued Japanese patents. Also pending are applications in the United States, Brazil, Canada, China, Europe, Hong Kong, and Japan. If granted, any patents in this patent family are expected to expire in 2032, absent any patent term adjustments or extensions.

The second patent family in our composite peptide portfolio includes claims currently directed to other multi-cytokine family peptide antagonists, as well as their methods of production. This family includes two issued U.S. patents and a pending U.S. application. If granted, any patents in this patent family are expected to expire in 2034, absent any patent term adjustments or extensions.

The third patent application family includes claims currently directed to composite peptides covering EQ102 and its methods of use to treat various T cell mediated diseases and disorders (including but not limited to celiac disease and inflammatory bowel disease). This family includes three issued U.S. patents, two issued Australian patents, 24 patents in European states, one issued Hong Kong patent, one issued Japanese patent, and one issued Korean patent. Also pending are applications in the United States, Australia, Canada, China, Europe, Hong Kong, India Japan, and Korea. If granted, any patents in this patent family are expected to expire in 2036, absent any patent term adjustments or extensions.

The fourth and fifth patent families include claims currently directed towards compositions and methods of treating various therapeutic targets (including, but not limited to, alopecia areata and related disorders). The fourth patent family includes one issued Australian patent. Collectively, these families include pending applications in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, and Korea. If granted, any patents in this patent family are expected to expire in either 2038 or 2040, absent any patent term adjustments or extensions.

The sixth patent family includes claims currently directed to EQ101 for use in methods of treating cytokine-release syndrome and related disorders. This family includes pending applications in the United States, Australia, Canada, China, Europe, Japan and Korea. If granted, any patents in this patent family are expected to expire in 2041, absent any patent term adjustments or extensions.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products and services. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent also may be afforded a patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent from the USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

Moreover, there are several companies marketing or developing treatments that may be approved for the same indications and/or diseases as our product candidates.

Alopecia Areata

The management of AA currently involves the use of a variety of topical, intralesional, and systemic agents, as well as devices, but the response to treatment varies widely. First-line therapies typically rely on topical or intralesional corticosteroids and in more severe patients, systemic corticosteroids. For refractory disease, immunosuppressive agents such as methotrexate, azathioprine and cyclosporine may be used. There is currently only one product, baricitinib, a JAK inhibitor with a brand name of Olumiant, approved by the FDA for the treatment of AA. Clinical studies have studied JAK inhibitors and S1P modulators, among others. Companies involved in alopecia areata drug development include Arcutis Biotherapeutics, Inc., ASLAN Pharmaceuticals Limited, Concert Pharmaceuticals, Inc. (acquired by Sun Pharmaceutical Industries Ltd.), Forte Biosciences, Inc., Horizon Therapeutics plc, Legacy Healthcare, Pfizer Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited.

Celiac Disease

The only available treatment for celiac disease is lifelong adherence to a strict gluten-free diet. Most patients have difficulty maintaining such a diet and many patients do not fully respond, with symptoms persisting despite avoidance of gluten. There are currently no FDA-approved therapies for treatment of celiac disease. We are aware of a number of companies with development programs targeting the condition including Anokion SA, Calypso Biotech BV, Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc., Protagonist Therapeutics, Inc., Provention Bio, Selecta Biosciences, Theriva Biologics, Inc., Takeda Pharmaceuticals, and Zedira GmbH.

aGVHD

Corticosteroids, or steroids, remain the standard of care for the first-line treatment of aGVHD. There are currently no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD in 2019.

In addition, we are aware of a number of companies with development programs in first-line and steroid refractory aGVHD, including AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Shenzhen Xbiome Biotech, Co., Ltd., VectivBio Holding AG, and Zelgen Biopharmaceuticals Co., Ltd.

Lupus Nephritis

Standard of care induction treatment in patients with the most severe forms of LN, called proliferative LN or Class III or IV LN, is typically IV methylprednisolone followed by oral prednisone with the addition of MMF or cyclophosphamide. Standard of care for maintenance therapy is typically a combination of corticosteroids and MMF or calcineurin inhibitors. There are currently two approved therapies for the treatment of LN. One is GlaxoSmithKline’s Benlysta, approved in 2020, and the other is Lupkynis (voclosporin), which was approved in January 2021 and is marketed by Aurinia Pharmaceuticals Inc.

We are aware of a number of companies with development programs targeting LN including Amgen Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We expect to manage sales, marketing, patient access and distribution either through internal resources or through third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. Should Ono exercise its option to acquire our rights to itolizumab (EQ001), the commercialization of itolizumab (EQ001) would be Ono’s responsibility.

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We rely on CMOs to manufacture EQ101 and EQ102. We rely on Biocon, our contract manufacturer, pursuant to the Biocon License and Biocon Supply Agreement, for all our required raw materials, drug substance and drug product needs for preclinical research, clinical studies and commercial supply of itolizumab (EQ001). Biocon manufactures itolizumab (EQ001) at commercial scale at its FDA-regulated facility in Bangalore, India.

With respect to any future product candidates, we expect to rely on contract manufacturers for all our required raw materials, drug substance and drug product needs for preclinical research, clinical studies and commercial supply.

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
▪
submission to the FDA of an IND, which must become effective before clinical studies may begin and must be updated annually or when significant changes are made;
▪
approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the study is commenced;
▪
performance of adequate and well-controlled human clinical studies to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
▪
preparation of and submission to the FDA of a biologics license application, or BLA, for product candidates that are manufactured in biological systems like itolizumab (EQ001), or a New Drug Application, or NDA, for product candidates like EQ101 or EQ102 that are manufactured through chemical synthesis, after completion of all pivotal clinical studies that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical studies;
▪
a determination by the FDA within 60 days of its receipt of a BLA or NDA to file the application for review;
▪
satisfactory completion of an FDA Advisory Committee review, if applicable;
▪
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current good manufacturing practice, or cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and
▪
FDA review and approval, or licensure, of the BLA or NDA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical study with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical studies may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical study. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical study can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical study.

Clinical studies involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical study conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical study must review and approve the plan for any clinical study and its informed consent form before the clinical study begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical study at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the study is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical study if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical study results to public registries.

For purposes of BLA or NDA approval, human clinical studies are typically conducted in three sequential phases that may overlap.

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
▪
Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical studies may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical studies.
▪
Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical studies after a product is approved to gain more information about the product. These so-called Phase 4 clinical study may be made a condition to approval of the BLA or NDA. Concurrent with clinical studies, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Submission, Review and Approval of a BLA or NDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical studies are submitted to the FDA as part of a BLA or NDA requesting approval to market the product for one or more indications. The BLA or NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA or NDA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Once a BLA or NDA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA or NDA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA or an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA or an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA or an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA or NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA or NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

Any marketing application for a new therapeutic product submitted to the FDA for approval may be eligible for FDA programs intended to expedite the FDA review and approval process, such as priority review, fast track designation, breakthrough therapy and accelerated approval.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA or NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA or NDA.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan designation must be requested before submitting a BLA or NDA. After the FDA grants orphan designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA or NDA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA or NDA application fee.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA or NDA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Regulation of Diagnostic Tests

The co-development and validation of a diagnostic marker related to the CD6-ALCAM pathway and other urinary biomarkers for a companion diagnostic to identify LN patients most likely to respond to itolizumab (EQ001) will subject us and any diagnostic collaborator to device regulations of the FDA. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic developed for itolizumab (EQ001) will utilize the PMA pathway.

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

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and clinical studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements on covered entities, business associates and their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales and medical representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of biopharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if government and third-party payors fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The Inflation Reduction Act of 2022, or IRA, which was passed into law in August 2022, included drug pricing reforms that have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

There have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the Trump administration signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the IRA into law which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

One such set of regulations is the Cuban Assets Control Regulations, or CACR. The CACR prohibits U.S. persons from engaging in virtually all transactions involving property of the government of Cuba or Cuban nationals, or property in which the government of Cuba or any Cuban national has at any time on or since July 8, 1963 had any interest of any nature whatsoever, direct or indirect. Where activity is prohibited by the CACR, engagement in such activity must be authorized by a general or specific license granted by OFAC. The antibody sequence for both itolizumab (EQ001) and ALZUMAb was developed exclusively by Cuban nationals. We currently rely on a general license in the CACR, relating to Cuban-origin pharmaceuticals, to import and conduct clinical studies relating to itolizumab (EQ001).

In November 2019, OFAC notified us that after careful consideration, which included consultation with the FDA, OFAC determined that itolizumab falls within the definition of “Cuban-origin pharmaceutical” and, as such, the general licenses at section 515.547(b) and (c) of the CACR authorize the conduct of clinical studies for itolizumab for the purpose of seeking approval for the drug from the FDA. Thus, no further authorization is required from OFAC at this time for our ongoing and planned clinical studies of itolizumab.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2022, we employed 36 employees, all of whom were full-time and engaged in research and development activities, operations, finance, business development or administration. We also engage temporary employees and consultants as needed.

Corporate Information

We were originally incorporated as Attenuate Biopharmaceuticals, Inc. in Delaware in March 2017 and subsequently changed our name to Equillium, Inc. in May 2017. Our principal executive offices are located at 2223 Avenida de la Playa, Suite 105, La Jolla, CA 92037. We have five wholly-owned subsidiaries, Bioniz Therapeutics, Inc., a Delaware corporation, Equillium Australia Pty LTD, an Australian proprietary limited corporation, Equillium Acquisition Sub, Inc., a Delaware corporation, Triumph Acquisition Sub, Inc., a Delaware corporation, and Triumph Merger Sub, Inc., a Delaware corporation. Our telephone number is (858) 412-5302. Our website address is www.equilliumbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report on Form 10-K is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (i.e. December 31, 2023), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting clinical development of itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz in February 2022 and the Asset Purchase Agreement with Ono in December 2022, initiating clinical studies of EQ101 and EQ102, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the years ended December 31, 2022 and 2021, our net losses were $62.4 million and $39.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $172.4 million. We expect to incur operating losses for the foreseeable future as we execute our plan to advance our research and development activities into later stages of clinical development, ramp up clinical development of EQ101 and EQ102, perform discovery research and conduct formulation and device development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire additional personnel and protect our intellectual property. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion of our pipeline may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop or acquire and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical studies of our product candidates, obtaining marketing approvals for our product candidates, manufacturing, marketing and selling our product candidates if we obtain marketing approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval for and commercializing our product candidates, we may never generate revenues that are significant enough to achieve profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional funding to continue and complete the development and any commercialization of EQ101 and EQ102, and if Ono does not exercise its option, itolizumab (EQ001), and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

We expect our expenses to increase substantially during the next few years. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and non-clinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

As of December 31, 2022, we had $71.0 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2022, will enable us to fund our operations into 2025. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of EQ101 or EQ102, and if Ono does not exercise its option, itolizumab (EQ001), through regulatory approval for our current indications. We will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, such as our Asset Purchase Agreement with Ono, or cause our stockholders to incur substantial dilution.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical studies of our product candidates, including as such activities may be adversely impacted by the COVID-19 pandemic or other public health epidemics or outbreaks;
•
the number and scope of indications we decide to pursue for our product development;
•
non-clinical research and toxicology studies necessary to support the successful clinical development and potential approvals of our product candidates;
•
formulation and device development work related to our product candidates;
•
the cost, timing and outcome of regulatory review of any BLA or NDA we may submit for our product candidates;
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
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements, including our Asset Purchase Agreement with Ono;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing our product candidates if any are approved for commercial sale.

In March 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC or Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. As of December 31, 2022 and as of the date of the filing of this Annual Report on Form 10-K, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement. The Purchase Agreement will expire on May 1, 2023.

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Under the Asset Purchase Agreement with Ono, we received a one-time, upfront payment of JPY 3.5 billion, or approximately $26.4 million, and are (i) entitled to receive a one-time, payment of JPY 5.0 billion, or approximately $37.2 million (based on the currency exchange rate quoted by MUFG Bank, Ltd. on March 16, 2023) if Ono exercises its exclusive option to acquire our rights to itolizumab and (ii) eligible to receive up to $101.4 million upon the achievement of certain milestones. However, there is no assurance that Ono will exercise its option or that we will ever receive any milestone payments. Additionally, due to the risks associated with foreign exchange rates, if Ono exercises the Option, the one-time upfront payment of JPY 5.0 billion may result in a USD value that is significantly less than expected. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic or other public health epidemics or outbreaks, bank failures, the conflict between Russia and Ukraine, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. Subject to limited exceptions, we are prohibited from incurring indebtedness without the prior written consent of the lenders pursuant to the loan agreement we entered into with Oxford Finance LLC and Silicon Valley Bank, or SVB, in September 2019, as amended in December 2020, April 2021 and February 2022, or the Loan Agreement. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. As of the date of the filing of this Annual Report on Form 10-K, we have full access to and control over all of our cash, cash equivalents and short-term investments. In addition, because a substantial majority of our cash, cash equivalents and short-term investments is held at financial institution unaffiliated with SVB, we do not expect any material impact to our operations directly related to the closure of SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Additionally, while we have not been materially and adversely affected as an immediate result of the FDIC taking control and being appointed receiver of SVB on March 10, 2023, we may in the future be adversely impacted, including having to repay all outstanding amounts owed under the Loan Agreement or in receiving timely consent to incur additional indebtedness.

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful development of our current product candidates, EQ101, EQ102 and itolizumab (EQ001), and we may not be able to obtain regulatory or marketing approval for, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize EQ101, EQ102 and itolizumab (EQ001), in any of the indications for which we are currently planning to develop them, including treatment of AA with EQ101, treatment of celiac disease with EQ102, or treatment of aGVHD and LN with itolizumab (EQ001), which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

Before we can market and sell any of our product candidates in the United States, we will need to manage research and development activities, commence and complete clinical studies, obtain necessary regulatory approvals from the FDA and build a commercial organization or enter into a marketing collaboration with a third party, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical studies and/or obtain regulatory approval and develop sufficient commercial capabilities for any of our product candidates. We have not submitted a BLA or an NDA to the FDA or filed for approval with any other regulatory authority outside the United States for any product candidate. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approval, we may never generate significant revenues from any commercial sales of any of our products. If any of our product candidates are approved and we fail to successfully commercialize them, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, prospects, financial condition and results of operations will be adversely affected.

We have and may in the future enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions, which may harm our ability to realize a return, if any, on our investments and may increase our need for external funding.

We may enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions for purposes of raising additional capital and allocating our available capital and other resources to developing and commercializing our other or future product candidates. For example, in December 2022 we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001). Despite our efforts, we may be unable to enter into future partnerships or otherwise monetize our pipeline through strategic transactions with third parties on favorable terms or at all. Supporting diligence activities conducted by third parties and negotiating the financial and other terms of a strategic arrangement are long, costly and complex processes with uncertain results, and we may fail to derive any financial benefit from these activities. Any efforts toward finding a strategic partner for one or more of our product candidates may divert the time and attention of our management away from their day-to-day activities, which may adversely affect our focus on the discovery and development of our current product candidates that we intend to continue to develop and commercialize. Further, potential strategic partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in us receiving no future milestone or royalty payments under any such arrangement. We may enter into a strategic transaction for one or more of our product candidates that prove to be more successful than the product candidates we decide to continue to develop and commercialize. As a result, our financial position and the return we realize on our research and development activities could be negatively affected, and we could be required to seek additional funding to support our operations through equity offerings, debt financings or other capital sources, which could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline. Any of the foregoing could have a material adverse effect on our competitive position, business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations with respect to our current or future product candidates, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology or pharmaceutical companies for the development and potential commercialization of product candidates, such as our Asset Purchase Agreement with Ono. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish other strategic partnerships or alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and potential parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate on the development and commercialization of product candidates other than itolizumab (EQ001), we can expect to relinquish some or all of the control over the future success of that product candidate to the partner. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

•
the design or results of clinical studies;
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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval for any product candidate.

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 study in uncontrolled asthma has been completed, but the Phase 1 study in lupus/LN and the Phase 3 study in aGVHD are currently ongoing. In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia, and in November 2022 we initiated a Phase 2 clinical study of EQ101 in subjects with AA in Australia. We have three active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD, LN, and COVID-19 patients, and we have not filed an IND with the FDA for the use of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma. Through the acquisition of Bioniz, we have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

Adverse safety and toxicology findings may emerge as we conduct non-clinical research or clinical studies. In addition, success in early clinical studies does not mean that later clinical studies will be successful, because later-stage clinical studies may be conducted in broader patient populations and involve different study designs. For example, although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, results seen in clinical studies of ALZUMAb conducted by Biocon may not be predictive of the results of our clinical studies of itolizumab (EQ001). Furthermore, our future clinical studies will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by the FDA. Companies frequently suffer significant setbacks in advanced clinical studies, even after earlier clinical studies have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical studies have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of product candidates under development result in the submission of a BLA or NDA to the FDA and even fewer are approved for commercialization.

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of our product candidates. The success of our product candidates will further depend on factors such as:

•
completion of our ongoing and future clinical studies and preclinical studies with favorable results, including activities that may be adversely impacted by the COVID-19 pandemic or other public health epidemics or outbreaks;
•
acceptance of INDs by the FDA for our future clinical studies, as applicable;
•
timely and successful enrollment in, and completion of, clinical studies with favorable results;
•
demonstrating safety, efficacy and acceptable risk-benefit profile of our product candidates to the satisfaction of the FDA;

•
receipt of marketing approvals from the FDA;
•
maintaining arrangements with our contract manufacturing organizations, or CMOs, for clinical and, if and when approved, commercial supply of EQ101 and EQ102 and with Biocon, our manufacturer of itolizumab (EQ001), for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001);
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

Targeting CD6 is a therapeutic approach that represents a significant component of our current research and development, and the successful development of this therapeutic approach to the diseases we are targeting for treatment plays a major factor in our future success. To date, there are no FDA-approved drugs that target CD6, and while there are a number of independent studies clinically validating CD6 as a target, other than our partner Biocon, CD6 has not traditionally been a pathway targeted by other biopharmaceutical companies. The regulatory approval process for novel product candidates such as itolizumab (EQ001) can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring itolizumab (EQ001) to market could decrease our ability to generate sufficient revenue to maintain our business.

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

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory (as defined below). Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis, and is marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India, or DCGI, for the treatment of cytokine release syndrome, or CRS, in COVID-19 patients with moderate to severe ARDS in India. In September 2020, the DCGI granted approval of itolizumab produced in a Chinese hamster ovary (CHO) cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of chronic plaque psoriasis, as well as restricted emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been and may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

We are unaware of any currently active and ongoing clinical studies of itolizumab in Cuba. Centro de Immunologia Molecular was granted emergency use authorization of itolizumab for patients with severe COVID-19 in Cuba.

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

If serious adverse events occur with patients using itolizumab as an approved therapy or during any clinical studies, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities, including the FDA, may delay, limit or deny approval of itolizumab (EQ001), suspend our clinical development of itolizumab (EQ001), or require us to conduct additional clinical studies as a condition of marketing approval, which would increase our costs and adversely impact our business. If we receive regulatory approval for itolizumab (EQ001) and a new and serious safety issue is identified in connection with the commercial use of ALZUMAb or ALZUMAb-L or in clinical studies, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell itolizumab. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize itolizumab (EQ001) and could potentially adversely impact our ability to conduct clinical development of itolizumab (EQ001).

If we fail to develop or acquire other product candidates or products, our business and prospects would be limited.

One element of our strategy is to expand our pipeline by acquiring a portfolio of other product candidates through business or product candidate acquisitions such as our acquisition of Bioniz. The success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire product candidates for therapeutic indications that complement or augment our current pipeline, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire suitable product candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new product candidates, our business and prospects will be limited and may require us to divest one or more of our product candidates to enable us to acquire businesses or new product candidates or progress the development of our other product candidates.

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

Potential natural disasters, some possibly related to the increasing effects of climate change, could damage or destroy clinical study sites, our office spaces, laboratories, and/or warehouses, which could have a significant negative impact on our operations.

We are vulnerable to the increasing impact of climate change and other natural disasters. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events, or other natural disasters such as earthquakes, can cause power outages and network disruptions that may result in disruption to operations and may impact our ability to continue or complete our clinical studies, which will negatively impact our operations and delay our plans to commercialize our product candidates. They could also cause significant damage to or destruction of our clinical study sites resulting in temporary or long-term closures of these facilities. Such disasters could also result in loss or damage to office buildings, laboratories, employee and/or patient homes, employees and/or patients relocating to other parts of the country or being unwilling to travel to the clinical study site locations, and the inability to recruit key employees and/or enroll patients. This could result in adverse impacts to the available workforce and/or patient samples, damage to or destruction of materials and/or data, or the inability to conduct clinical studies and deliver new data.

We have licensed itolizumab from Biocon pursuant to an exclusive license agreement, which license is conditioned upon us meeting certain diligence obligations with respect to the development, regulatory approval and commercialization of itolizumab, and making significant milestone payments in connection with regulatory approval and commercial milestones as well as royalty payments.

We are party to an exclusive license agreement with Biocon, pursuant to which we initially acquired an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab in the United States and Canada and which was later amended to grant us the same exclusive license in Australia and New Zealand as well, or, collectively, the Equillium Territory. We are obligated, under this agreement, to achieve certain development milestones within specified timeframes in order to retain all of the licensed rights. Certain of such milestones are largely outside of our control. We are also obligated to use commercially reasonable efforts to develop and seek regulatory approval for, and if regulatory approval is obtained, to commercialize, itolizumab in the Equillium Territory and to secure funding for the development of itolizumab in two or more indications. Further, we are obligated to make certain cash milestone payments to Biocon upon completion of certain regulatory approval and commercial milestones and are required to pay royalties to Biocon on net sales of itolizumab, if approved. Though we believe that the royalty rates and milestone payments are reasonable in light of our business plan, we will require large amounts of capital to satisfy these obligations. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical studies, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment when due or, if we fail to achieve the development milestones within the timeframes required by the license agreement, or to satisfy our general diligence obligation to use commercially reasonable efforts to develop, register and commercialize itolizumab and to secure funding for the development of itolizumab in two or more indications, Biocon may have the right to limit the scope of our license or terminate the agreement and all of our rights to develop and commercialize itolizumab.

We are and may become further dependent on Ono for funding the clinical development and commercialization of itolizumab (EQ001). If Ono terminates our Asset Purchase Agreement, does not exercise its option, or does not achieve the milestones specified in the Asset Purchase Agreement, our business and financial condition would be adversely impacted.

In December 2022, we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001), which option expires three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD. During the option period, we will be responsible for conducting all research and development of itolizumab (EQ001), which will be funded by Ono on a quarterly basis commencing July 1, 2022. If Ono fails to provide such funding, our financial condition and ability to conduct continued research and development of itolizumab (EQ001) would be adversely affected.

In the event that Ono exercises its option to acquire our rights to itolizumab (EQ001), we would no longer control the clinical development and potential commercialization of itolizumab (EQ001). Per the Asset Purchase Agreement and depending on Ono’s election, we may conduct and be compensated for certain activities on Ono’s behalf, but we would not control any itolizumab (EQ001) activities. Ono would be responsible for filing future applications with the FDA or other regulatory authorities for approval of itolizumab (EQ001) and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for itolizumab (EQ001). If the FDA or other regulatory authorities approve itolizumab (EQ001), Ono would also be responsible for the launch, marketing and sale of the resulting product. However, we cannot control whether Ono will devote sufficient attention and resources to the clinical development of itolizumab (EQ001) or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve itolizumab (EQ001), Ono may elect not to proceed with the commercialization of the resulting product in one or more countries. If the development of itolizumab (EQ001) does not progress for these or any other reasons, we would be prevented from obtaining further revenues, including certain development and commercialization milestones, from itolizumab (EQ001) and from otherwise realizing the benefit of such transaction, which could harm our business.

The development and commercialization of biopharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for our product candidates in any of the indications for which we plan to develop them, or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our current product candidates, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of a new therapeutic product in the United States requires the submission of an NDA or a BLA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA for that product. An NDA or BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Similar submissions are required for approval by the relevant regulatory authority in other territories outside the United States before a therapeutic product can be marketed.

FDA and other applicable regulatory approval is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. Regulatory authorities, like the FDA, also have substantial discretion in the approval process. The number and types of preclinical studies and clinical studies that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical studies, failure can occur at any stage. The results of preclinical and early clinical studies of our product candidates may not be predictive of the results of our later-stage clinical studies.

Clinical study failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical studies can occur at any stage. Companies in the biopharmaceutical industry frequently suffer setbacks in the advancement of clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical studies or preclinical studies. In addition, data obtained from clinical studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval.

The FDA and other applicable regulatory authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•
may not deem our product candidate to be adequately safe and effective;
•
may not agree that the data collected from clinical studies are acceptable or sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical studies;
•
may determine that adverse events experienced by participants in our clinical studies represents an unacceptable level of risk;
•
may determine that population studied in the clinical study may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
may not accept clinical data from studies, which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•
may disagree regarding the formulation, labeling and/or the specifications;
•
may not approve the manufacturing processes or facilities associated with our product candidate;
•
may change approval policies or adopt new regulations; or
•
may not accept a submission due to, among other reasons, the content or formatting of the submission.

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained approval from the FDA or any other applicable regulatory authority for any product. This lack of experience may impede our ability to obtain FDA or any other applicable regulatory approval in a timely manner, if at all, of our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of any of our product candidates, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical studies could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects.

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. Before we can initiate clinical studies of our product candidates in any distinct indication in the United States, we must submit the results of preclinical studies to the FDA along with other information, including information about their chemistry, manufacturing and controls and our proposed clinical study protocol, as part of an IND or similar regulatory filing. To date, we have only submitted INDs for clinical studies of itolizumab (EQ001) for the treatment of aGVHD, LN, and COVID-19. In addition, there are open INDs for EQ101 in HTLV-I-associated myelopathy/tropical spastic paraparesis, CTCL and AA, which were originally filed by Bioniz prior to our acquisition of the EQ101 asset.

Before obtaining marketing approval from the FDA or from any other applicable regulatory authority outside of the United States for the sale of any of our product candidates in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of those product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our partner, Biocon, as well as contract research organizations, or CROs, and other contracted parties for regulatory submissions for our product candidates. While we have or will have agreements governing these contracted parties’ services, we have limited influence over their actual performance. If these parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

The FDA and other applicable regulatory authorities may require us to conduct additional preclinical studies of our existing or any future product candidates before they allow us to initiate clinical studies, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of our ongoing, planned or future clinical studies could significantly affect our product development costs. We do not know whether our ongoing and future studies will be completed on schedule, if at all, or whether our studies will begin on time, if at all. The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

•
impacts and risks associated with global health epidemics or outbreaks such as those related to COVID-19;
•
the FDA or other applicable regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•
obtaining FDA or other applicable regulatory authorizations to commence a study or reaching a consensus with the applicable FDA regulators on study design;
•
any failure or delay in reaching an agreement with CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
•
obtaining approval from one or more IRBs;
•
additional nonclinical pharmacology and toxicology studies to support Phase 2 and 3 clinical studies;
•
IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the study;
•
changes to clinical study protocol;
•
clinical sites deviating from study protocol or dropping out of a study;
•
manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical studies;
•
subjects failing to enroll or remain in our study at the rate we expect, or failing to return for post-treatment follow-up;
•
subjects choosing an alternative treatment, or participating in competing clinical studies;

•
lack of adequate funding to continue the clinical study;
•
subjects experiencing severe or unexpected drug-related adverse effects;
•
occurrence of serious adverse events in studies of the same class of agents conducted by other companies;
•
selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA (or its own regulatory authorities if such facility is located outside the United States) to temporarily or permanently shut down or cease export of such materials due to violations of cGMP regulations or other applicable requirements, changes in export restrictions and controls, or infections or cross-contaminations during the manufacturing process;
•
any changes to our manufacturing process that may be necessary or desired;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical studies, not performing our clinical studies on our anticipated schedule or consistent with the clinical study protocol, GCP, or other regulatory requirements;
•
us, or our contractors not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical study protocol; or
•
our contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical study is suspended or terminated by us, by the IRBs of the institutions in which such studies are being conducted, by a Data Safety Monitoring Board for such study or by the FDA or by other regulatory agencies or health authorities that have jurisdiction in countries in which the study is being conducted. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols, inspection of the clinical study operations or study site by the FDA or other regulatory agencies resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical study. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical study protocols to comply with these changes. Amendments may require us to resubmit our clinical study protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical study.

Certain of our scientific advisors or consultants who receive compensation from us are likely to be investigators for our future clinical studies. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory agencies. The FDA or other regulatory agencies may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the clinical study. The FDA or other applicable regulatory agency may therefore question the integrity of the data generated at the applicable clinical study site and the utility of the clinical study itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory agencies and may ultimately lead to the denial of marketing approval of our product candidates in one or more indications. If we experience delays in the completion of, or termination of, any clinical study of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical studies will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues from product sales which may harm our business, financial condition, results of operations and prospects significantly.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical studies, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to continue our ongoing or initiate our future clinical studies of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other applicable regulatory authorities. Multiple factors could contribute to such challenges of enrolling our clinical studies, including impacts related to the COVID-19 pandemic or other public health epidemics or outbreaks, which have already adversely impacted enrollment in our clinical studies. In addition, some of our competitors may have ongoing clinical studies for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical studies may instead enroll in clinical studies of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

•
impacts and risks associated with global health epidemics or outbreaks such as those related to COVID-19;
•
severity of the disease under investigation;
•
our ability to recruit clinical study investigators of appropriate competencies and experience;
•
invasive procedures required to obtain evidence of the product candidate’s performance during the clinical study;
•
availability and efficacy of approved medications for the disease under investigation;
•
eligibility criteria defined in the protocol for the study in question;
•
the size of the patient population required for analysis of the study’s primary endpoints;
•
perceived risks and benefits;
•
efforts to facilitate timely enrollment in clinical studies;
•
reluctance of physicians to encourage patient participation in clinical studies;
•
the ability to monitor patients adequately during and after treatment;
•
our ability to obtain and maintain patient consents; and
•
proximity and availability of clinical study sites for prospective patients.

Our inability to enroll and retain a sufficient number of patients for our clinical studies would result in significant delays or may require us to abandon one or more clinical studies altogether. Enrollment delays in our clinical studies may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may continue to adversely impact our business, including our clinical studies, and could further impact other aspects of our business including our supply chain, personnel, and our business development activities, the magnitude and extent of which are uncertain.

Our clinical studies have been and may continue to be affected by the coronavirus and remains a significant risk that enrollment of all of our active clinical studies and the timing of data from those studies may be adversely impacted by the COVID-19 pandemic. Clinical site initiation and patient enrollment in our current and future clinical studies may be delayed due to prioritization of hospital resources toward the coronavirus. Patients in our ongoing or planned clinical studies may also choose to not enroll, not participate in follow-up clinical visits or drop out of the study as a precaution against contracting the coronavirus. Further, some patients may not be able or willing to comply with clinical study protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the coronavirus, may be adversely impacted. These events could delay our clinical studies, increase the cost of completing our clinical studies and negatively impact the integrity, reliability or robustness of the data from our clinical studies.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the coronavirus or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our clinical studies. In particular, certain of our service providers involved in clinical studies are located in regions that have been subject to coronavirus-related actions and policies that limit the conduct of normal business operations. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the coronavirus, our ability to continue advancing development of our product candidates may become impaired.

The spread of the coronavirus, or other infectious diseases and actions taken to reduce their spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the coronavirus or other infectious diseases may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position.

Despite progress in the administration of vaccines, the extent to which the outbreak of coronavirus variants and any related containment and mitigation measures that have been or may in the future be put into place across the globe, may impact our clinical studies, our supply chain, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the scope and magnitude of any resurgence in the outbreak due to variants of the virus, the efforts by governments and businesses to contain the pandemic and any resurgences, business closures or business disruptions and the impact on the economy and capital markets.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical studies, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates in our ongoing and future clinical studies as well as in clinical studies, investigator-initiated studies, or off-label usage in jurisdictions where itolizumab is available commercially.

EQ101 has been well-tolerated with no dose limiting toxicities or infusion reactions reported in subjects that have been dosed in prior studies completed by Bioniz, including healthy volunteers, subjects with large granular lymphocyte leukemia and CTCL. Our Phase 2 clinical study of EQ101 in subjects with AA is currently ongoing as is our Phase 1 first-in-human clinical study of EQ102 in healthy volunteers.

Based on our current limited clinical experience with itolizumab (EQ001), expected adverse events include lymphopenia, injection site reactions, infusion-/injection-related reactions (including fever and headache), and other systemic hypersensitivity reactions including rash, urticaria, erythema, and pruritus.

The most common adverse drug reactions that have been identified from the itolizumab (EQ001) clinical programs were injection site reactions (designated an identified risk) with SC administration and lymphopenia (designated an important identified risk). Additionally, infection has been designated as an important potential risk. Lymphopenia events were common treatment emergent adverse events reported across itolizumab (EQ001) studies. A decrease in lymphocyte count is a known pharmacodynamic marker of itolizumab (EQ001). These events were generally transient following the first dose, did not decline with continued dosing, and resolved when itolizumab (EQ001) treatment was withdrawn. Further, the declines in lymphocyte count were not associated with infection or other clinical sequelae.

Biocon may also continue to support the use of ALZUMAb or ALZUMAb-L in their own sponsored clinical studies, off-label use, investigator-initiated studies, or third party-sponsored studies over which we have no control. For example, Biocon is studying itolizumab in ulcerative colitis as part of a Phase 2 clinical study being conducted in India, which Equillium is collaborating and co-funding. Given such ongoing usage of itolizumab by Biocon or third parties, there is a risk that adverse events may impact our ability to conduct clinical development and successfully commercialize itolizumab (EQ001). Further, there is a risk that any such adverse events are not properly reported, which may also adversely impact our business.

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

Results of our clinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical studies by us, the FDA or other applicable regulatory authorities for a number of reasons. Additionally, a material percentage of patients in our aGVHD clinical studies may die from this disease, possibly as a result of itolizumab (EQ001), which could impact development of itolizumab (EQ001). If we elect or are required to delay, suspend or terminate any clinical study, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical studies could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if any of our product candidates are associated with undesirable side effects in clinical studies or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. We may also be required to modify our study plans based on findings in our clinical studies. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test our product candidates in larger, longer and more extensive clinical studies, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier studies, as well as conditions that did not occur or went undetected in previous studies, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

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
•
regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or issue safety alerts, “Dear Healthcare Provider” letters, press releases or other communications containing warnings or other safety information about the product;
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

Interim, topline or preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies.

Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular biopharmaceutical product, biopharmaceutical product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

In the past, we have conducted clinical studies of itolizumab (EQ001) outside of the United States, and we are and may in the future continue to use sites outside of the United States for clinical studies of EQ101, EQ102 and itolizumab (EQ001), including our Phase 3 pivotal clinical study of itolizumab (EQ001) in aGVHD, as well as possibly for clinical studies of any other product candidates. The FDA may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical study of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the SC version of itolizumab (EQ001). The study also included a separate stage to compare the pharmacokinetics of the IV administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of SC itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and transient lymphopenia. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical studies for the treatment of aGVHD, LN and COVID-19. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations and we may be required to conduct additional Phase 1 clinical studies, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Also, we are utilizing sites from a variety of countries outside of the United States in our pivotal Phase 3 clinical study of itolizumab (EQ001) in aGVHD, including sites in Europe, Asia and elsewhere. Our Phase 2 clinical study of EQ101 in subjects with AA and our Phase 1 first-in-human clinical study of EQ102 in healthy volunteers and subjects with celiac disease are both being conducted in Australia. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research; and
•
diminished protection of intellectual property in some countries.

We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to test our product candidates in the future. We may expend our limited resources to pursue a particular indication for a product candidate and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Any regulatory approvals that we receive for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical studies, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves any product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for the product will be subject to extensive and ongoing regulatory requirements, which can be costly and time consuming. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical studies that we conduct post-approval. We must incur significant expenses and spend time and effort to ensure compliance with these complex regulations. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our contracted manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

•
restrictions on the marketing or manufacturing of the product;
•
requirements to include additional warnings on the label;
•
requirements to create a medication guide outlining the risks to patients;
•
withdrawal of the product from the market;
•
voluntary or mandatory product recalls;
•
requirements to change the way the product is administered or for us to conduct additional clinical studies;
•
fines, warning letters or holds on clinical studies;
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

Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

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

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our approved products, we may not be able to generate product revenue.

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

We are aware that other products addressing the same indications as EQ101, EQ102 and itolizumab (EQ001) are in development, and some have been approved. For the treatment of AA, Eli Lilly and Company recently received FDA approval of Olumiant. Other private and public companies involved in AA drug development include Arcutis Biotherapeutics, Inc., ASLAN Pharmaceuticals Limited, Concert Pharmaceuticals, Inc. (acquired by Sun Pharmaceutical Industries Ltd.), Forte Biosciences, Inc., Horizon Therapeutics plc, Legacy Healthcare, Pfizer Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited. There are no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Anokion SA, Calypso Biotech BV, Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc., Protagonist Therapeutics, Inc., Provention Bio, Selecta Biosciences, Theriva Biologics, Inc., Takeda Pharmaceuticals, and Zedira GmbH. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD in 2019. Other private and public companies with development programs in first-line and steroid refractory aGVHD, including AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Shenzhen Xbiome Biotech, Co., Ltd., VectivBio Holding AG, and Zelgen Biopharmaceuticals Co., Ltd. There are currently two approved therapies for the treatment of LN: GlaxoSmithKline’s Benlysta, approved in 2020, and Aurinia Pharmaceuticals’ Lupkynis, approved in January 2021. Other private and public companies involved in LN drug development include Amgen Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

Many of our competitors, such as large pharmaceutical and biotechnology companies like Pfizer Inc. and Eli Lilly and Company, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we have. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, these larger companies may be able to use their greater market power to obtain more favorable distribution and sales-related agreements with third parties, which could give them a competitive advantage over us.

Further, as more product candidates within a particular class of biopharmaceutical products proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical studies for product candidates in those classes will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenues and financial condition would be materially and adversely affected.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as in acquiring technologies complementary to, or necessary for, EQ101, EQ102, itolizumab (EQ001) or any future programs.

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

The Affordable Care Act, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for immuno-inflammatory diseases, with current plans to develop it for the treatment of patients with aGVHD and LN. We have global rights to EQ101 and EQ102 and currently have plans to develop those product candidates for alopecia areata and celiac disease, respectively. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

We may not ultimately realize the potential benefits of orphan drug designation for EQ101 or itolizumab (EQ001).

EQ101 has been granted orphan drug designation by the FDA and EMA for CTCL, and itolizumab (EQ001) has been granted orphan drug designations by the FDA for both the prevention and treatment of aGVHD. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years (with certain exceptions). However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process. Even if we are awarded marketing exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering our eligible product candidates, we could be subject to biosimilar competition earlier than we anticipate. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as EQ101 or itolizumab (EQ001), we may face increased competition and lose market share regardless of orphan drug exclusivity.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received fast track designation for itolizumab (EQ001) for the treatment of aGVHD and LN. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast track designation. Even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Even if we receive marketing approval, we may not be able to successfully commercialize any of our approved products due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell any of our approved products profitably.

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

Reimbursement may impact the demand for, and the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its list of covered drugs, or formulary, it will be placed. The position on a third-party payor’s formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Additionally, if we or our collaborators develop companion diagnostic tests for use with our product candidates, such tests will be subject to the coverage and reimbursement process separate and apart from the coverage and reimbursement we seek for our product candidates.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

The manufacture of pharmaceutical products, especially biologics, is complex and we may encounter difficulties in production, distribution and delivery of our product candidates. If CMOs, including Biocon, our exclusive CMO for itolizumab (EQ001), encounter such difficulties, our ability to provide supply of our product candidates for clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped.

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on third-party CMOs to fulfill our clinical and commercial supply of our product candidates. However, the process of manufacturing pharmaceutical products, especially biologics, is complex, highly-regulated and subject to multiple risks. Such manufacturing is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical studies, result in higher costs of drug product and adversely harm our business. In addition, if the facilities of our manufacturer are located outside of the United States, as is the case currently for itolizumab (EQ001) and EQ102, the production, distribution and delivery of pharmaceutical products are also subject to the laws and regulations of the country. Any changes in the laws and regulations of another country, or disruptions in production or the supply chain related to geopolitical issues or health pandemics, could delay clinical studies, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

In addition, there are risks associated with large scale manufacturing for clinical studies or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability and delivery of raw materials. Even if we obtain regulatory approval for our product candidates or any future product candidates, there is no assurance that our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Further, our contracted manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the COVID-19 outbreak. If our manufacturers are unable to produce sufficient quantities for clinical studies or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Scaling up pharmaceutical manufacturing processes, especially biological processes and peptide synthesis, is a difficult and uncertain task, and our CMOs may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely deliver our supplies of EQ101, EQ102, itolizumab (EQ001) or other future product candidates (including other biologics) or meet product demand.

In May 2017, we entered into an exclusive clinical supply agreement with Biocon and have agreed to enter into an exclusive commercial supply agreement with Biocon in the future. Biocon manufactures itolizumab (EQ001) at its FDA regulated facility in Bangalore, India. Our dependence on Biocon subjects us to further risks and uncertainties related to our ability to fulfill our clinical and commercial supply of itolizumab (EQ001). For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical studies, may be significantly impacted and may result in higher costs of drug product and adversely harm our business. If Biocon is unable to meet our manufacturing requirements (due to export restrictions or otherwise), it has the discretion to outsource manufacturing to a third party and the joint steering committee may determine to shift manufacturing to a third party. However, transfer of the manufacturing of biologic products to a new contract manufacturer, whether related to itolizumab (EQ001) or any of our current or future product candidates, can be lengthy and involve significant additional costs. Even if we are able to adequately validate and scale-up the manufacturing process with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us, if at all. In addition, Biocon has certain rights to reacquire exclusive manufacturing rights for itolizumab (EQ001), even after a third party has been engaged following shortfalls by Biocon, which may make it difficult and expensive to engage any third-party manufacturer for itolizumab (EQ001) other than Biocon.

We rely, and intend to continue to rely, on CROs to conduct our clinical studies and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and future preclinical studies and clinical studies of EQ101, EQ102 and itolizumab (EQ001) and any future preclinical studies and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical study is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. Should our CROs engage in unethical, illegal, or non-compliant activities, such behavior could adversely impact our business. Further, should we terminate our contractual relationship with a CRO for such improprieties, transitioning to a different CRO may delay, disrupt or otherwise adversely impact the progress of the clinical study. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study sponsors, clinical study investigators and clinical study sites. If we or any of our CROs or clinical study sites fail to comply with applicable GCP requirements, the data generated in our clinical studies may be deemed unreliable, and the FDA may require us to perform additional clinical studies before approving our marketing applications. In addition, our clinical studies must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical studies, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical study investigators or other third parties on which we rely on will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical study site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical study unless we are able to transfer those subjects to another qualified clinical study site, which may be difficult or impossible. In addition, clinical study investigators for our clinical study may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical study site may be questioned and the utility of the clinical study itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing EQ101, EQ102, itolizumab (EQ001) or any future product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical studies or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for EQ101, EQ102, itolizumab (EQ001) or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Our success depends in significant part on our, and with respect to itolizumab (EQ001), Biocon’s, ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates, including EQ101, EQ102 and itolizumab (EQ001), and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as EQ101, EQ102 and itolizumab (EQ001), as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as EQ101, EQ102 and itolizumab (EQ001). Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for EQ101, EQ102, itolizumab (EQ001) or any other product candidates that we may identify, our business may be materially harmed.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

From time to time we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as EQ101, EQ102, itolizumab (EQ001) and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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
•
collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on study or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as EQ101, EQ102, itolizumab (EQ001) and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or product candidates that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as EQ101, EQ102, itolizumab (EQ001) and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include EQ101, EQ102, itolizumab (EQ001) and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell EQ101, EQ102, and itolizumab (EQ001), and other potential future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our current and future product candidates, including EQ101, EQ102, itolizumab (EQ001) and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical studies, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring EQ101, EQ102, itolizumab (EQ001) or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, including EQ101, EQ102 or itolizumab (EQ001), if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. In Europe, expected by the end of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. It is our initial belief that the UPC, while offering a cheaper streamlined process, has potential disadvantages to patent holders, such as making a single European patent vulnerable in all jurisdictions when challenged in a single jurisdiction. Given the present uncertainty, we plan to opt out of the UPC where we are able. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and product candidates such as EQ101, EQ102, itolizumab (EQ001) and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case.

We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position with respect to our research programs and product candidates. Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research, clinical studies or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

We or our licensor may be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an interest in our patents or other intellectual property as an owner, co-owner, inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. In addition, while it is our policy to require our employees, consultants, advisors, contractors and other third parties who may be involved in the conception or development of intellectual property rights to execute agreements assigning such intellectual property rights to us, we or our licensors may be unsuccessful in executing such agreements with each party who, in fact, conceives or develops intellectual property rights that we regard as our own. The assignment of intellectual property rights may not be self-executing or sufficient in scope, or the assignment agreements may be breached. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us or our licensors may be ineffective in perfecting ownership of inventions developed by that individual. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

As of December 31, 2022, we had 36 full-time employees. As we advance the clinical development of EQ101, EQ102 and itolizumab (EQ001), and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If EQ101, EQ102, itolizumab (EQ001), or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

•
identify, recruit, integrate, maintain and motivate additional qualified personnel;
•
identify and lease additional facilities;
•
manage our development efforts effectively, including the initiation and conduct of clinical studies for EQ101, EQ102, itolizumab (EQ001) and any future product candidates; and
•
improve our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain CROs, CMOs, other contract service providers, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and future clinical studies and the manufacture of EQ101, EQ102, itolizumab (EQ001) and any future product candidates. We cannot assure you that the services of such contract service providers, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations primarily in the Greater San Diego Area region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

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

Our employees, clinical study investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical study investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, (iv) sexual harassment and other workplace misconduct, or (v) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, as well as a disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential, and sensitive data, including personal data (such as health-related and biometric personal information), intellectual property, and trade secrets (collectively, sensitive information).

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, and persons with authorized access to our systems (such as through mistakes, theft, or misuse). Threat actors, personnel, sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyberattacks, including for geopolitical and/or military reasons. Specifically, we and the third parties we rely on may be vulnerable to a heightened risk of cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties we rely on may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

Any of the previously identified or similar threats could cause a security incident or other interruption, which could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

We may expend significant resources or modify our business activities (including our clinical study activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. There can be no assurance that the security measures we and our third-party suppliers have implemented will be effective. We are not always able to detect vulnerabilities in our security controls, systems, or software (including third-party software we have installed on our systems). Further, we may experience delays in deploying remedial measures designed to address any such identified vulnerabilities. Efforts to identify and remediate vulnerabilities, if any, in our information technology systems or software (including third-party software we have installed on our systems) may not be successful.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including the delay of development and commercialization of our product candidates); financial loss; and other similar harms. Security incidents and attendant consequences that we or our third party providers could experience may cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.

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

Our data processing activities, including information from study participants, may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual provisions, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical study data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Additionally, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses and could impact our operations. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain breaches. In addition, the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia, Colorado, Utah, and Connecticut, all have passed privacy laws that became effective in 2023. Additionally, several states and localities, as well as foreign jurisdictions, have enacted statutes banning or restricting the collection of biometric information. We collect biometric data that may subject us to biometric privacy laws. For example, the Illinois Biometric Information Privacy Act, or BIPA, regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and have generated significant class action activity, and the cost of litigating and settling any claims that we have violated BIPA or similar laws could be significant.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security, and could apply to our operations. For example, the European Union’s General Data Protection Regulation, or EU

GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

In addition, the UK similarly restricts personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical study activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so (or be perceived to have failed to have done so). Moreover, despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. Consequences for our failure to comply may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical studies); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $116.4 million. Our U.S. federal NOLs generated in taxable years beginning before January 1, 2018 could expire unused. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Tax Cuts and Jobs Act provides for amendments to IRC Section 174 which beginning in 2022, require taxpayers to capitalize their U.S. based and non-U.S. based research and experimental, or R&E expenditures and amortize them over a period of five or fifteen years, respectively. Additionally, software development costs are specifically included as R&E expenditures under Section 174(c)(3) and, therefore, will be subject to the same mandatory amortization period of five or fifteen years. Prior to the Tax Cuts and Jobs Act amendment, Section 174 allowed taxpayers to either immediately deduct R&E expenditures in the year paid or incurred or elect to capitalize and amortize over a period of at least 60 months. Section 174, as amended, may have a significant impact to our tax position in future years.

We conduct significant operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.

In January 2019, we formed a wholly-owned Australian subsidiary, Equillium Australia Pty Ltd, to initially conduct the clinical development of itolizumab (EQ001) for the treatment of uncontrolled asthma in Australia and New Zealand. That subsidiary is also conducting our current clinical studies of EQ101 and EQ102 and may conduct further clinical studies in the future. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our product candidates in Australia and New Zealand, including conducting clinical studies. Furthermore, we have no assurance that the results of any clinical studies that we conduct for our product candidates in Australia and New Zealand will be accepted by the FDA or other foreign regulatory authorities for development and commercialization approvals.

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

Our business and our products are subject to U.S. export control laws and regulations, including the U.S. Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Our company must comply with these laws and regulations. The antibody sequence for itolizumab (EQ001) is derived from Cuban-origin intellectual property and thus we believe this to be a pharmaceutical of Cuban origin, which would make the import, development and commercialization of itolizumab (EQ001) subject to these laws, sanctions and regulations. We currently rely on a general license issued by OFAC under the Cuban Assets Control Regulations, or CACR, relating to Cuban-origin pharmaceuticals to import and conduct clinical studies relating to itolizumab (EQ001). In the absence of the OFAC general license, all of our development and potential commercialization activities for itolizumab (EQ001) would be prohibited under the CACR, and we would be required to request a specific license from OFAC authorizing such activities, which OFAC could deny.

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

In November 2019, OFAC notified us that after careful consideration, which included consultation with the FDA, OFAC determined that itolizumab (EQ001) falls within the definition of “Cuban-origin pharmaceutical” and, as such, the general licenses at section 515.547(b) and (c) of the CACR authorize the conduct of clinical studies for itolizumab (EQ001) for the purpose of seeking approval for the drug from the FDA. Thus, no further authorization is required from OFAC at this time for our ongoing and future clinical studies of itolizumab (EQ001).

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

There have been judicial, Congressional and executive challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court held in a 7-2 opinion that the states and individuals challenging the constitutionality of Affordable Care Act do not have standing to challenge the law. The U.S. Supreme Court did not reach the merits of the challenge regarding Affordable Care Act’s constitutionality, but the decision ended the case. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The IRA also included drug pricing reforms, which have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business.

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
•
the federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians, as defined by such law, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;
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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of EQ101, EQ102, itolizumab (EQ001) and any future product candidates, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of EQ101, EQ102, itolizumab (EQ001) or any future product candidates, if approved, to be in violation of applicable laws.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or collectively Trade Laws, prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on contract service providers for research, preclinical studies, and clinical studies and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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
•
delays or other adverse impacts to our clinical studies from global health epidemics or outbreaks, such as those related to COVID-19;
•
our ability to enroll and retain subjects in our ongoing and future clinical studies;
•
results from our ongoing and future clinical studies with our current and future product candidates, and the results of the clinical studies of our competitors or of Biocon;
•
adverse events observed in our clinical studies or in the clinical studies, exploratory studies, or other clinical uses of itolizumab supported by Biocon or third parties or during post-approval use of itolizumab;
•
the timing of data from our ongoing and planned clinical studies of EQ101, EQ102 and itolizumab (EQ001);
•
changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;
•
regulatory or legal developments of ours, our competitors’ or Biocon’s;
•
the level of expenses related to future product candidates or clinical development programs;
•
changes in the structure of healthcare payment systems;

•
our ability to achieve product development goals in the timeframe we announce;
•
announcements of clinical study results, regulatory developments, acquisitions or mergers, strategic alliances or significant agreements by us, by our competitors, or by Biocon;
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

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, bank failures and the conflict between Russia and Ukraine, that have affected and continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and license agreements, such as our Asset Purchase Agreement with Ono. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

In March 2020, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we issued an additional 65,374 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement. As of December 31, 2022 and as of the date of the filing of this Annual Report on Form 10-K, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement. The Purchase Agreement will expire on May 1, 2023.

Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Subject to limited exceptions, our Loan Agreement also prohibits us from incurring indebtedness without the prior written consent of the lenders.

If we raise funds through collaboration and license agreements with third parties, such as our Asset Purchase Agreement with Ono, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 16, 2023, we had 34,414,149 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state study courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

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

Our headquarters and main research facility are located in the Greater San Diego Area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, including public health events such as the COVID-19 pandemic that could impact our business. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical studies, our development plans and business. For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical studies, may be significantly impacted and may result in higher costs of drug product and adversely harm our business.

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

We face an inherent risk of product liability exposure related to the testing of EQ101, EQ102, itolizumab (EQ001) and any future product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that EQ101, EQ102, itolizumab (EQ001) or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•
delay or termination of clinical studies;
•
decreased demand for any product candidates or products that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical study subjects;
•
initiation of investigations by regulators;
•
significant costs to defend the related litigation and diversion of management’s time and our resources;
•
substantial monetary awards to clinical study subjects or patients;
•
product recalls, withdrawals or labeling, or marketing or promotional restrictions;
•
loss of revenue; and
•
the inability to commercialize any products that we may develop.

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as EQ101, EQ102, itolizumab (EQ001) and any future product candidates advance through clinical studies and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the IRC. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation.

Effective January 1, 2022, the Tax Cuts and Jobs Act modified Internal Revenue Code Section 174 to require taxpayers’ U.S. based and non-U.S. based R&E expenditures to be capitalized and amortized over a period of five or fifteen years, respectively. Prior to the Tax Cuts and Job Act amendment, Section 174 allowed taxpayers to either immediately deduct R&E expenditures in the year paid or incurred, or elect to capitalize and amortize over a period of at least 60 months. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.

Legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Cuts and Jobs Act. In addition, the recently enacted IRA includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or the IRA. We do not expect the Tax Cuts and Jobs Act or the CARES Act to have a material impact on our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that the Tax Cuts and Jobs Act, the CARES Act and the IRA may have on our business in the longer term. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (i.e. December 31, 2023), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 1,750 square feet of space for our current headquarters in La Jolla, California under a lease that expires in February 2027. We also lease additional office and laboratory spaces in La Jolla, California, under leases with various expiration dates, with the latest extending through February 2027. We had been leasing office space in South San Francisco, California which expired at the end of February 2023 and was not renewed.

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

Holders of Record

As of March 16, 2023, there were approximately 46 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Our current clinical-stage product candidates consist of EQ101, EQ102 and itolizumab (EQ001). EQ101 and EQ102 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. EQ101 is a first-in class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, and EQ102 is a first-in class, selective, bi-specific inhibitor of IL-15 and IL-21. Itolizumab (EQ001) is a first-in-class monoclonal antibody that selectively targets the immune checkpoint receptor CD6, which plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking that drives a number of immuno-inflammatory diseases across multiple therapeutic areas. Our novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, transplant science, hematology, rheumatology, oncology and pulmonology.

We acquired the exclusive worldwide rights to EQ101 and EQ102 through the acquisition of Bioniz in February 2022. Through the acquisition we expanded our immunology pipeline with first-in-class immuno-inflammatory product candidates across a range of development stages and obtained a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates.

On December 5, 2022, we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono an exclusive option to acquire our rights to itolizumab (EQ001) or the Option. These rights include all therapeutic indications and the rights to commercialize itolizumab (EQ001) in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid us a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million.

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $37.2 million based on the currency exchange rate quoted by MUFG Bank, Ltd on March 16, 2023. We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

Pursuant to the Asset Purchase Agreement, we are responsible for conducting all research and development of itolizumab (EQ001), which will be funded by Ono on a quarterly basis from July 1, 2022 through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

The Asset Purchase Agreement can be terminated at any time by Ono upon written notice, provided that in limited circumstances Ono will be obligated to continue to reimburse us for research and development costs and expenses of itolizumab (EQ001) for a certain period of time following such termination. If Ono does not timely exercise its Option, the Asset Purchase Agreement and the Option will automatically terminate. The Asset Purchase Agreement also contains customary termination rights for both parties for material breach and an outside date (subject to limited adjustments) that permits either party to terminate the Asset Purchase Agreement if the closing has not occurred by December 31, 2025.

We are focused on developing EQ101, EQ102 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders and currently have active clinical development programs with all three assets.

In March 2022, we initiated EQUATOR, a global Phase 3 pivotal clinical study of itolizumab (EQ001) in 200 patients with aGVHD. The decision to initiate the EQUATOR study was based on findings from our completed Phase 1b clinical study in aGVHD, called EQUATE, and feedback from both the FDA and leading physicians in the field of hematopoietic stem cell transplantation.

In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 administered SC in up to 64 healthy volunteers in Australia. We are planning an additional part to the study which will evaluate the biological activity of EQ102 in subjects with celiac disease.

In November 2022, we initiated a Phase 2 proof-of-concept clinical study of EQ101 that is expected to enroll approximately 30 subjects with alopecia areata in Australia.

We are conducting the Type B portion of EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with lupus/LN. The ongoing Type B portion of the study will evaluate up to 20 newly diagnosed or refractory LN patients who will be treated with itolizumab (EQ001) for up to 24 weeks. The Type A portion of the study has been completed, and was a MAD study involving 35 SLE patients to evaluate the safety, tolerability, PK/PD and clinical activity of itolizumab (EQ001) administered SC.

We are also collaborating with Biocon and co-funding a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis. The study, which is being conducted by Biocon in India and commenced in November 2022, is a randomized, double-blinded, placebo-controlled clinical study in up to 30 subjects to evaluate the safety and efficacy of itolizumab in patients with moderate to severe ulcerative colitis.

We have a proprietary product discovery platform that we can leverage to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways. We also have ongoing translational biology programs to assess the therapeutic utility of our product candidates in additional indications where the mechanism of action is believed to play an important role in the pathogenesis of a particular disease. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing our product candidates into further development.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting clinical development of our product candidates, conducting business development activities such as the acquisition of Bioniz, the Asset Purchase Agreement with Ono and other transactions not completed, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. In 2022, we generated revenue from the Asset Purchase Agreement related to the one-time, upfront payment from Ono in exchange for the Option as well as from the itolizumab (EQ001) development funding from Ono. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through our initial public offering, or IPO, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, term loans and sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies, and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the years ended December 31, 2022 and 2021, our net losses were $62.4 million and $39.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $172.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of EQ101, EQ102 and itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of our product candidates, potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expenses associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2022 will enable us to fund our operations into 2025.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for EQ101, EQ102, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Further, under the Asset Purchase Agreement with Ono, our revenues related to itolizumab (EQ001) are limited to the upfront option fee already received, reimbursement of our development costs of itolizumab (EQ001) during the option period, and the potential option exercise fee and potential milestone payments. If Ono does not exercise its Option, we would not expect to generate any revenues from product sales of itolizumab (EQ001) unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001), which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, subject to limited exceptions, our loan and security agreement with Oxford Finance LLC and SVB also prohibits us from incurring indebtedness without the prior written consent of the lenders, which consent may be withheld at their sole and absolute discretion. On March 10, 2023, the FDIC took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. As of the date of the filing of this Annual Report on Form 10-K, we have full access to and control over all of our cash, cash equivalents and short-term investments. In addition, because a substantial majority of our cash, cash equivalents and short-term investments are held at a financial institution unaffiliated with SVB, we do not expect any material impact to our operations directly related to the closure of SVB, but we may in the future be adversely impacted, including having to repay all outstanding amounts owed under the Loan Agreement or in receiving timely consent to incur additional indebtedness. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. In 2022, our revenues were derived from an upfront payment under the Asset Purchase Agreement as well as from development funding from Ono. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, including further revenue such as development funding and potential option exercise and milestone payments from the Asset Purchase Agreement, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of EQ101, EQ102, itolizumab (EQ001) if Ono does not exercise its option, and any future product candidates. If we fail to complete the development of EQ101, EQ102, itolizumab (EQ001) or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd.

On December 5, 2022, we entered into the Asset Purchase Agreement pursuant to which we granted Ono the Option in exchange for a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million. These rights include all therapeutic indications and the rights to commercialize itolizumab in the United States, Canada, Australia, and New Zealand.

If Ono exercises the Option, we will receive JPY 5.0 billion, or approximately $37.2 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on March 16, 2023. We are also eligible to receive up to $101.4 million upon achievement of certain development and commercialization milestones.

We are responsible for conducting all research and development of itolizumab, which will be funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

During the year ended December 31, 2022, we recognized $15.8 million of revenue under the Asset Purchase Agreement. As of December 31, 2022, aggregate deferred revenue related to the Asset Purchase Agreement was $25.1 million.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our non-clinical research and clinical development of our product candidates. Our research and development expenses include:

•
salaries and other related costs, including stock-based compensation and benefits, for personnel in research and development functions;
•
per patient clinical study costs;
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
•
external expenses related to chemistry, manufacturing, and controls, or CMC and supply of drug product; and
•
costs related to general overhead expenses such as travel, insurance, rent expenses, lab supplies and equipment associated with our research and development activities.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we advance the development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire or develop new product candidates. The successful development of EQ101, EQ102 and itolizumab (EQ001) is highly uncertain. At this time, due to the inherently unpredictable nature of pre-clinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

Completion of clinical studies may take several years or more, and the length of time generally varies according to the type, complexity, novelty, and intended use of a product candidate. The cost of clinical studies may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•
per patient clinical study costs;
•
the number of clinical studies required for approval;
•
the number of sites and the number of countries included in our clinical studies;
•
the length of time required to enroll suitable patients;
•
the inefficiencies and additional costs related to any delays and potential restarts of clinical studies;

•
the number of doses that patients receive;
•
the number of patients that participate in our clinical studies;
•
the drop-out or discontinuation rates of patients in our clinical studies;
•
the duration of patient follow-up;
•
potential additional safety monitoring or other studies requested by regulatory agencies;
•
the number and complexity of procedures, analyses and tests performed during our clinical studies;
•
the costs of procuring drug product for our clinical studies;
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

Other Income (Expense), Net

Other income (expense), net consists primarily of a foreign currency transaction gain related to the Ono upfront payment which was denominated in JPY and net foreign currency gains and losses related to our Australian subsidiary.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Revenue	$15,759	$-	$15,759
Research and development	37,547	26,379	11,168
Acquired in-process research and development	23,049	-	23,049
General and administrative	17,239	11,407	5,832
Interest expense	(1,053)	(1,073)	20
Interest income	420	57	363
Other income (expense), net	281	(250)	531

Revenue

During the year ended December 31, 2022, we recognized revenue of $15.8 million under our Asset Purchase Agreement with Ono. Amortization of the upfront payment represented $4.0 million, and development funding from July 1, 2022 through December 31, 2022 represented $11.8 million. There was no revenue recognized in the year ended December 31, 2021.

Research and Development Expenses

Research and development expenses were $37.5 million for the year ended December 31, 2022, compared to $26.4 million for the year ended December 31, 2021. The increase in research and development expense primarily includes the following changes:

•
$7.3 million increase in clinical development expenses, primarily driven by start-up expenses related to our EQUATOR clinical study and to a lesser extent start-up expenses for our EQ102 and EQ101 clinical studies including costs associated with the purchase of drug substance and drug product for these studies, partially offset by lower costs for our other itolizumab (EQ001) clinical studies;
•
$2.7 million increase in non-clinical research expenses;
•
$1.3 million increase in employee compensation and benefits;
•
$0.4 million of transaction costs associated with the Bioniz asset acquisition, primarily legal expenses;
•
$0.4 million increase in consulting expenses to support our research and development activities; and
•
$0.9 million decrease in research and development expenses associated with the recording of a Tax Incentive benefit from the Australian Tax Office, or ATO, as a reduction to research and development expenses associated with our EQ101 and EQ102 clinical studies being conducted in Australia.

Acquired In-Process Research and Development Expenses

There were $23.0 million of acquired in-process research and development expenses for the year ended December 31, 2022 resulting from accounting for the Bioniz acquisition as an asset acquisition where the product candidates acquired were determined to have no alternative future use. The consideration in excess of the tangible net liabilities acquired was expensed.

General and Administrative Expenses

General and administrative expenses were $17.2 million for the year ended December 31, 2022, compared to $11.4 million for the year ended December 31, 2021. The increase in general and administrative expense primarily includes the following changes:

•
$2.4 million increase in legal fees related to business development activities;
•
$1.4 million increase in employee compensation and benefits;

•
$0.8 million increase in consulting expenses related to our increased business development activities in 2022;
•
$0.7 million increase in costs related to the write-off of the capitalized issuance costs associated with our Open Market Sale Agreement with Jefferies as well as with our Purchase Agreement with Lincoln Park that we believe is unlikely to be used prior to its expiration in May 2023; and
•
$0.5 million increase in overhead.

Interest Expense

Interest expense was $1.1 million for the years ended December 31, 2022 and 2021. Interest expense consists of interest on our term notes payable.

Interest Income

Interest income was $0.4 million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021. The increase in interest income was primarily due to higher interest rates on our short-term investments during 2022 compared to 2021.

Other Income (Expense), Net

Other income, net was $0.3 million for the year ended December 31, 2022, compared to other expense, net of $0.3 million for the year ended December 31, 2021. The change during 2022 compared to 2021 was primarily driven by a realized foreign currency gain of $0.6 million on the Ono upfront payment of JPY 3.5 billion due to the strengthening of the Japanese Yen between the time of invoicing and cash receipt, partially offset by increases in net unrealized foreign currency transaction losses related to our Australian subsidiary.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2022, we had an accumulated deficit of $172.4 million and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had $59.1 million in cash and cash equivalents and $11.9 million in short-term investments.

Sources of Liquidity

Asset Purchase Agreement with Ono

On December 5, 2022, we entered into the Asset Purchase Agreement with Ono, pursuant to which the Company granted Ono the exclusive right, but not the obligation, to acquire our rights to itolizumab. These rights include all therapeutic indications and the rights to commercialize itolizumab in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid us a one-time upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million.

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $37.2 million based on the currency exchange rate quoted by MUFG Bank Ltd. on March 16, 2023. We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones. As of December 31, 2022, we have not received the option exercise payment or any milestone payments.

We are responsible for conducting all research and development of itolizumab, which will be funded by Ono on a quarterly basis from July 1, 2022, through the option period. The option period will expire three months following the delivery of topline data from the EQUALISE study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

As of December 31, 2022, we have received $12.2 million in development funding from Ono.

2020 Purchase Agreement

In March 2020, we entered into the Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. We have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement through the date of the filing of this Annual Report on Form 10-K. The Purchase Agreement will expire on May 1, 2023.

September 2019 Loan Agreement

In September 2019, we entered into the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or together, the Lenders, pursuant to which we borrowed $10.0 million, or the Term Loan, which represents the maximum amount we are permitted to borrow under the terms of the Loan Agreement.

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

On April 23, 2021, the Loan Agreement was amended to (i) change the final payment percentage from 4.5% to 5.0% and (ii) extend the interest-only payment period based on achieving the following milestones: (a) we achieve positive data in our Phase 1b aGVHD study of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by our Board of Directors in written board minutes, or the Interest-Only Extension Milestone, and (b) we initiate a pivotal Phase 3 aGVHD study, or the Interest-Only Extension II Milestone. In May 2021, we achieved the Interest-Only Extension Milestone, and in March 2022, we obtained confirmation from Lenders that the Interest-Only Extension II Milestone had been achieved, which extended the interest-only payments through September 30, 2022, followed by 24 equal monthly principal payments and interest.

In February 2022, we entered into the Third Amendment to the Loan Agreement which added Bioniz Therapeutics, Inc. as a secured party to the loan.

On March 10, 2023, the FDIC took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. As of the date of the filing of this Annual Report on Form 10-K, we have full access to and control over all of our cash, cash equivalents and short-term investments. In addition, because a substantial majority of our cash, cash equivalents and short-term investments are held at a financial institution unaffiliated with SVB, we do not expect any material impact to our operations directly related to the closure of SVB, but we may in the future be adversely impacted, including having to repay all outstanding amounts owed under the Loan Agreement or in receiving timely consent to incur additional indebtedness.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, including potential new indications. We expect that our primary uses of capital will be for clinical development services, non-clinical research, manufacturing, legal and other regulatory compliance expenses, compensation and related expenses, risk management, and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2022 will enable us to fund our currently planned operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ101, EQ102 and itolizumab (EQ001) or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
whether Ono exercises its option and the extent to which milestones payments, if any, are received:
•
the initiation, progress, timing, costs and results of our ongoing and future clinical studies of EQ101, EQ102, itolizumab (EQ001) and other product candidates, including as such activities may be adversely impacted by the COVID-19 pandemic and the evolving conflict between Russia and Ukraine and recent bank failures;
•
the number and scope of indications we decide to pursue for the development of our product candidates;

•
the cost, timing and outcome of regulatory review of any BLA we may submit for our product candidates;
•
the costs and timing of manufacturing EQ101, EQ102, itolizumab (EQ001) and other product candidates;
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
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing EQ101, EQ102 and itolizumab (EQ001) or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $172.4 million as of December 31, 2022. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, and any our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures consisting of term loan payments, including principal, interest and the final payment fee on maturity, and amounts due under our operating leases. For additional information relating to our term loans or leases, see Notes 7, 10 and 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including the Biocon License. For further details on the potential contingent payments related to our acquisition of Bioniz and related to the Biocon License, see Notes 6 and 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(8,733)	$(32,081)
Investing activities	18,684	27,406
Financing activities	(1,215)	31,061
Effect of exchange rate changes on cash	5	(2)
Net increase in cash and cash equivalents	$8,741	$26,384

Operating Activities

Net cash used in operating activities was $8.7 million during the year ended December 31, 2022. Net cash used in operating activities during 2022 primarily related to our net loss of $62.4 million, adjusted for non-cash expense of $23.0 million related to the acquired in-process research and development charge attributed to the Bioniz acquisition, non-cash stock-based compensation expense of $4.8 million and net cash inflows from a change in deferred revenue of $25.1 million associated with the one-time receipt of our upfront payment from Ono received in connection with entering into the Asset Purchase Agreement in December 2022.

Net cash used in operating activities was $32.1 million during the year ended December 31, 2021 primarily related to our net loss of $39.1 million, adjusted for non-cash stock-based compensation expense of $4.4 million and net cash inflows from a change in our operating assets and liabilities of $1.7 million.

Investing Activities

Net cash provided by investing activities was $18.7 million during the year ended December 31, 2022. We purchased $14.9 million of short-term investments and $33.2 million of our short-term investments matured during the period. Purchases of property and equipment for the year ended December 31, 2022 totaled $0.3 million. As a result of the Bioniz acquisition, we acquired cash totaling $0.7 million.

Net cash provided by investing activities was $27.4 million during the year ended December 31, 2021. We purchased $33.0 million of short-term investments and $60.5 million of our short-term investments matured during the period. Purchases of property and equipment for the year ended December 31, 2021 totaled $0.1 million.

Financing Activities

Net cash used in financing activities totaled $1.2 million during the year ended December 31, 2022. We began making principal payments on our outstanding notes payable starting in October 2022 which totaled $1.4 million. These payments were offset by proceeds from issuance of shares under our employee stock purchase plan totaling $0.2 million.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We evaluate these estimates on an ongoing basis. We base our estimates on historical experience, known trends and events, financial models and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration we are entitled to receive in exchange for such product or service. In doing so, we follow a five-step approach: (1) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. We consider the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. We apply the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

A customer is a party that has entered into a contract with us, where the purpose of the contract is to obtain a product or a service that is an output of our ordinary activities in exchange for consideration. To be considered a contract, (i) the contract must be approved (in writing, orally, or in accordance with other customary business practices), (ii) each party’s rights regarding the product or the service to be transferred can be identified, (iii) the payment terms for the product or the service to be transferred can be identified, (iv) the contract must have commercial substance (that is, the risk, timing or amount of future cash flows is expected to change as a result of the contract), and (v) it is probable that we will collect substantially all of the consideration to which we are entitled to receive in exchange for the transfer of the product or the service.

A performance obligation is defined as a promise to transfer a product or a service to a customer. We identify each promise to transfer a product or a service (or a bundle of products or services, or a series of products and services that are substantially the same and have the same pattern of transfer) that is distinct. A product or a service is distinct if both (i) the customer can benefit from the product or the service either on its own or together with other resources that are readily available to the customer and (ii) our promise to transfer the product or the service to the customer is separately identifiable from other promises in the contract. Each distinct promise to transfer a product or a service is a unit of accounting for revenue recognition. If a promise to transfer a product or a service is not separately identifiable form other promises in the contract, such promises should be combined into a single performance obligation.

The transaction price is the amount of consideration we are entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, we consider the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, we must estimate the consideration we expect to receive and use that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the most likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

If a contract has multiple performance obligations, we allocate the transaction price to each distinct performance obligation in an amount that reflects the consideration we are entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when (or as) we transfer control of the product or the service applicable to such performance obligation.

In those instances where we first receive consideration in advance of satisfying its performance obligation, we classify such consideration as deferred revenue until (or as) we satisfy such performance obligation. In those instances where we first satisfy our performance obligation prior to our receipt of consideration, the consideration is recorded as accounts receivable.

We expense incremental costs of obtaining and fulfilling a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as contract assets if they are incremental to the contract and amortized to expense proportionate to revenue recognition of the underlying contract.

Accrued Research and Development Expense

We are required to estimate our expenses resulting from our obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the preclinical study or clinical study as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a study or clinical study, we adjust our rate of expense recognition if actual results differ from our estimates.

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our definitive proxy statement, or the Proxy Statement, to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022 under the sections entitled “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board,” “Executive Officers” and "Delinquent Section 16(a) Reports" and is incorporated in this Annual Report on Form10-K by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the sections entitled “Transactions with Related Persons and Indemnification” and "Information Regarding the Board of Directors and Corporate Governance" and is incorporated in this Annual Report on Form 10-K by reference.

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

2.1††*

Agreement and Plan of Merger, dated February 14, 2022, by and among Registrant, Bioniz Therapeutics, Inc., Project JetFuel Merger Sub, Inc. and Kevin Green, solely in his capacity as Securityholders’ Representative, incorporated by reference by Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2022.

2.2*

Agreement and Plan of Merger, dated September 6, 2022, by and among the Registrant, Metacrine, Inc. Equillium Acquisition Sub, Inc., Triumph Acquisition Sub, Inc., and Triumph Merger Sub, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger, dated October 26, 2022, incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-268024), originally filed with the Securities and Exchange Commission on October 27, 2022.

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

4.6

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

10.23

First Amendment to Loan and Security Agreement by and between Registrant and Oxford Finance LLC, dated December 18, 2020, incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2022.

10.24+

Amended and Restated Offer Letter, effective January 26, 2021, by and between the Registrant and Joel Rothman, incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2021.

10.25+

Equillium, Inc. Non-Employee Director Compensation Policy, as amended, incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2022.

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

10.28

Third Amendment to Loan and Security Agreement by and between Registrant and Oxford Finance LLC, dated February 14, 2022, incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2022.

10.29	Fifth Amendment to Collaboration and License Agreement by and between Registrant and Biocon Limited, dated November 18, 2022.

10.30

Confidential Separation Agreement and General Release of All Claims dated February 13, 2022, by and between Registrant and Dolca Thomas, M.D., incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2022.

10.31††	Asset Purchase Agreement, dated December 5, 2022, by and between the Registrant and Ono Pharmaceutical Co., Ltd.

21.1	Subsidiaries of Equillium, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request..

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

†† Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUILLIUM, INC.

Date: March 23, 2023	By:	/s/ Bruce D. Steel
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

SIGNATURE	TITLE	DATE

/s/ Bruce D. Steel	President and	March 23, 2023
Bruce D. Steel	Chief Executive Officer (Principal Executive Officer)

/s/ Jason A. Keyes	Chief Financial Officer	March 23, 2023
Jason A. Keyes	(Principal Financial and Accounting Officer)

/s/ Daniel M. Bradbury	Chairman of the Board of Directors	March 23, 2023
Daniel M. Bradbury

/s/ Stephen Connelly, Ph.D.	Member of the Board of Directors	March 23, 2023
Stephen Connelly, Ph.D.

/s/ Martha J. Demski	Member of the Board of Directors	March 23, 2023
Martha J. Demski

/s/ Bala S. Manian, Ph.D.	Member of the Board of Directors	March 23, 2023
Bala S. Manian, Ph.D.

/s/ Charles McDermott	Member of the Board of Directors	March 23, 2023
Charles McDermott

/s/ Mark Pruzanski, M.D.	Member of the Board of Directors	March 23, 2023
Mark Pruzanski, M.D.

/s/ Barbara Troupin, M.D.	Member of the Board of Directors	March 23, 2023
Barbara Troupin, M.D.

/s/Y. Katherine Xu, M.D	Member of the Board of Directors	March 23, 2023
Y. Katherine Xu, M.D

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EQUILLIUM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Equillium, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equillium, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 23, 2023

Equillium, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$59,107	$50,366
Short-term investments	11,916	30,345
Accounts receivable	2,838	-
Prepaid expenses and other current assets	2,874	2,659
Total current assets	76,735	83,370
Operating lease right-of-use assets	1,191	1,645
Property and equipment, net	391	237
Other assets	104	153
Total assets	$78,421	$85,405
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,977	$1,225
Accrued expenses	7,239	5,886
Current portion of deferred revenue	14,700	-
Current portion of long-term notes payable	5,714	1,428
Current portion of operating lease liabilities	408	376
Total current liabilities	32,038	8,915
Long-term notes payable	3,239	8,750
Long-term deferred revenue	10,378	-
Long-term operating lease liabilities	824	1,235
Total liabilities	46,479	18,900
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2022 and 2021; 34,414,149 and 29,455,668 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3	2
Additional paid-in capital	204,268	176,618
Accumulated other comprehensive income (loss)	76	(138)
Accumulated deficit	(172,405)	(109,977)
Total stockholders' equity	31,942	66,505
Total liabilities and stockholders' equity	$78,421	$85,405

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Revenue	$15,759	$-
Operating expenses:
Research and development	37,547	26,379
Acquired in-process research and development	23,049	-
General and administrative	17,239	11,407
Total operating expenses	77,835	37,786
Loss from operations	(62,076)	(37,786)
Other expense, net:
Interest expense	(1,053)	(1,073)
Interest income	420	57
Other income (expense), net	281	(250)
Total other expense, net	(352)	(1,266)
Net loss	$(62,428)	$(39,052)
Other comprehensive income, net:
Unrealized loss on available-for-sale securities, net	(38)	(59)
Foreign currency translation gain	252	218
Total other comprehensive income, net	214	159
Comprehensive loss	$(62,214)	$(38,893)
Net loss per share, basic and diluted	$(1.85)	$(1.36)
Weighted-average number of common shares outstanding, basic and diluted	33,727,945	28,806,310

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	24,753,102	$2	$141,074	$(297)	$(70,925)	$69,854
Issuance of common stock from follow-on offering, net of issuance costs	4,285,710	-	29,909	-	-	29,909
Exercise of stock options	326,454	-	891	-	-	891
Issuance of common stock under employee stock purchase plan	90,402	-	261	-	-	261
Vesting of restricted stock liability	-	-	73	-	-	73
Stock-based compensation expense	-	-	4,410	-	-	4,410
Comprehensive income	-	-	-	159	-	159
Net loss	-	-	-	-	(39,052)	(39,052)
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505
Issuance of common stock for Bioniz acquisition	4,820,230	1	22,541	-	-	22,542
Issuance of common stock under employee stock purchase plan	138,251	-	215	-	-	215
Vesting of restricted stock liability	-	-	53	-	-	53
Stock-based compensation expense	-	-	4,841	-	-	4,841
Comprehensive income	-	-	-	214	-	214
Net loss	-	-	-	-	(62,428)	(62,428)
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(62,428)	$(39,052)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	23,049	-
Depreciation and amortization	118	72
Stock-based compensation	4,841	4,410
Net unrealized loss on foreign currency transactions	260	240
Amortization of term loan discount and issuance costs	203	237
Amortization of investments, net	127	314
Deferred revenue	25,078	-
Changes in operating assets and liabilities:
Accounts receivable	(2,838)	-
Prepaid expenses and other current assets	(158)	214
Accounts payable	2,508	(1,578)
Accrued expenses	432	3,099
Right-of-use assets and lease liabilities, net	75	(37)
Net cash used in operating activities	(8,733)	(32,081)
Investing activities:
Purchases of property and equipment	(279)	(57)
Purchases of short-term investments	(14,962)	(32,992)
Maturities of short-term investments	33,225	60,455
Cash acquired in Bioniz acquisition	700	-
Net cash provided by investing activities	18,684	27,406
Financing activities:
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	-	29,909
Principal repayments on notes payable	(1,429)
Proceeds from exercise of stock options	-	891
Proceeds from ESPP purchases	214	261
Net cash (used in) provided by financing activities	(1,215)	31,061
Effect of exchange rate changes on cash and cash equivalents	5	(2)
Net increase in cash and cash equivalents	8,741	26,384
Cash and cash equivalents at beginning of period	50,366	23,982
Cash and cash equivalents at end of period	$59,107	$50,366
Supplemental cash flow information:
Cash paid for interest	$847	$836
Fair value of Bioniz assets acquired	$23,049	$-
Issuance of common stock for Bioniz acquisition	(22,542)	-
Bioniz net liabilities assumed	$507	$-
Right-of-use assets obtained in exchange for lease obligations	$-	$1,759
Amounts included in accounts payable for purchases of property and equipment	$-	$14

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory (immuno-inflammatory), disorders with high unmet medical need. The Company’s strategy is focused on advancing the clinical development of its product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand its pipeline. The Company intends to commercialize its product candidates either independently or through partnerships or otherwise monetize its pipeline through strategic transactions.

The Company's current clinical-stage product candidates consist of EQ101, EQ102 and itolizumab (EQ001). EQ101 and EQ102 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. EQ101 is a first-in class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, and EQ102 is a first-in class, selective, bi-specific inhibitor of IL-15 and IL-21. Itolizumab (EQ001) is a first-in-class monoclonal antibody that selectively targets the immune checkpoint receptor CD6, which plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking that drives a number of immuno-inflammatory diseases across multiple therapeutic areas. The Company's novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, transplant science, hematology, rheumatology, oncology and pulmonology.

From inception through December 31, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company's product candidates, conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc. (Bioniz), the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd. (Ono) and other transactions not completed, and the general and administrative activities associated with operating a public company.

Liquidity and Business Risks

As of December 31, 2022, the Company had $71.0 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of its product candidates, for potentially acquiring and conducting research and development of new products, and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as its Asset Purchase Agreement with Ono. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of December 31, 2022 will be sufficient to fund operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC).

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income in the Company’s consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s consolidated balance sheets.

Recently Issued and Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses. The ASU, along with related amendments, revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affected receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. The Company adopted this standard effective January 1, 2022 using the modified retrospective approach. Due to the nature of the Company's investment portfolio, the adoption of the guidance did not have a material effect on the Company's consolidated financial statements and no allowance was recorded for expected credit losses.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued pronouncements and does not believe any will have a material impact on the Company's consolidated financial statements or related financial statement disclosures. Other accounting standard updates effective for interim and annual periods beginning after December 31, 2022 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Significant estimates in the Company’s consolidated financial statements relate to accrued research and development expense, revenue recognition and the valuation of equity awards. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. Other comprehensive income, net includes unrealized losses and gains on short-term investments as well as foreign currency translation gains and losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2022 and 2021, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 9). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of December 31, 2022, the Company had unbilled accounts receivable totaling $2.8 million classified as accounts receivable on its consolidated balance sheet. As of December 31, 2021, the Company did not have any amount recorded within accounts receivable on its consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivables are established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivables by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable are written-off on a case by case basis, net of any amounts that may be collected. As of each of December 31, 2022 and 2021, no credit losses have been recorded by the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily represent amounts related to director and officer insurance, preclinical research and clinical study agreements, equity issuance costs and an estimated tax refund from the Australian Tax Office for eligible research and development expenditures.

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

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the nonclinical or clinical study as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a non-clinical study or clinical study, the Company adjusts its rate of expense recognition if actual results differ from its estimates. The Company classifies its estimates for accrued research and development expenses as accrued expenses on the accompanying consolidated balance sheet.

Australian Research and Development Tax Incentive

The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the Company must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying consolidated balance sheet. As of December 31, 2022 and 2021, the Company recorded $1.0 and $0.3 within prepaid and other current assets attributed to the Tax Incentive, respectively.

Revenue Recognition

The Company recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration the Company is entitled to receive in exchange for such product or service. In doing so, the Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. The Company considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

A customer is a party that has entered into a contract with the Company, where the purpose of the contract is to obtain a product or a service that is an output of the Company’s ordinary activities in exchange for consideration. To be considered a contract, (i) the contract must be approved (in writing, orally, or in accordance with other customary business practices), (ii) each party’s rights regarding the product or the service to be transferred can be identified, (iii) the payment terms for the product or the service to be transferred can be identified, (iv) the contract must have commercial substance (that is, the risk, timing or amount of future cash flows is expected to change as a result of the contract), and (v) it is probable that the Company will collect substantially all of the consideration to which it is entitled to receive in exchange for the transfer of the product or the service.

A performance obligation is defined as a promise to transfer a product or a service to a customer. The Company identifies each promise to transfer a product or a service (or a bundle of products or services, or a series of products and services that are substantially the same and have the same pattern of transfer) that is distinct. A product or a service is distinct if both (i) the customer can benefit from the product or the service either on its own or together with other resources that are readily available to the customer and (ii) the Company’s promise to transfer the product or the service to the customer is separately identifiable from other promises in the contract. Each distinct promise to transfer a product or a service is a unit of accounting for revenue recognition. If a promise to transfer a product or a service is not separately identifiable from other promises in the contract, such promises should be combined into a single performance obligation.

The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, the Company considers the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, the Company must estimate the consideration it expects to receive and uses that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

If a contract has multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation in an amount that reflects the consideration the Company is entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when (or as) the Company transfers control of the product or the service applicable to such performance obligation.

In those instances where the Company first receives consideration in advance of satisfying its performance obligation, the Company classifies such consideration as deferred revenue until (or as) the Company satisfies such performance obligation. In those instances where the Company first satisfies its performance obligation prior to its receipt of consideration, the consideration is recorded as accounts receivable.

The Company expenses incremental costs of obtaining and fulfilling a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as contract assets if they are incremental to the contract and amortized to expense proportionate to revenue recognition of the underlying contract.

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of research and development services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in accounts receivable in the Company’s consolidated balance sheet net of an allowance for credit losses.

Contract Liabilities

The Company’s contract liabilities consist of advance payments and deferred revenue. The Company classifies advance payments and deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. Generally, all contract liabilities are expected to be recognized within one year and are included in deferred revenue in the Company’s consolidated balance sheet. The noncurrent portion of deferred revenue is included and separately disclosed in the Company’s consolidated balance sheet.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended December 31,
	2022	2021
Common stock options	5,102,501	3,947,025
Common stock warrants	1,366,141	1,366,141
Total	6,468,642	5,313,166

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasury securities and certificates of deposit. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2022	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$11,916	$11,916	$-	$-
Total	$11,916	$11,916	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2021	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$29,121	$29,121	$-	$-
Certificates of deposit	1,224	1,224	-	-
Total	$30,345	$30,345	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. At December 31, 2022 and 2021, the carrying amount of the Company’s notes payable of $9.0 million and $10.2 million, respectively, approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of December 31, 2022 or 2021.

4. Short-term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. treasury securities	1 or less	$12,006	$-	$(90)	$11,916
Total		$12,006	$-	$(90)	$11,916
December 31, 2021
U.S. treasury securities	1 or less	$17,122		(7)	$17,115
U.S. treasury securities	>1 and <5	12,049		(43)	12,006
Certificates of deposit	1 or less	1,226		(2)	1,224
Total		$30,397	$-	$(52)	$30,345

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

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture & fixtures	$60	$60
Machinery & lab equipment	534	282
Computer equipment	26	42
Leasehold improvements	20	-
Less accumulated depreciation and amortization	(249)	(147)
Property and equipment, net	$391	$237

Depreciation expense related to property and equipment was approximately $118,000 and $72,000 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company disposed of fully depreciated property and equipment totaling approximately $16,000. There were no dispositions of property and equipment for the year ended December 31, 2021. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2022 or 2021.

6. Acquisition

On February 14, 2022, the Company entered into an Agreement and Plan of Merger with Project JetFuel Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), Bioniz and Kevin Green, solely in his capacity as representative of the securityholders of Bioniz (the Securityholders’ Representative). As consideration for the acquisition of Bioniz, the Company agreed to (a) issue up to an aggregate of 5,699,492 shares of the Company’s common stock (Merger Shares), and (b) make contingent payments up to an aggregate of $57.5 million based on the achievement of certain regulatory events for the Bioniz product candidates commencing on first U.S. approval, and up to an aggregate of $250 million based on the achievement of certain commercialization events for product candidate BNZ-1 (now referred to as EQ101) as set forth in the Merger Agreement. The Merger Shares may be adjusted downward after the closing, pursuant to procedures set forth in the Merger Agreement, including with respect to indemnification claims and in connection with the finalization of transaction expenses, debt, net exercise taxes and working capital amounts at closing.

At the closing, the Company delivered to the transfer agent 4,820,230 shares of its common stock for issuance to former stockholders of Bioniz per the terms of the Merger Agreement. Up to an additional 879,252 shares of the Company's common stock, pending any adjustments per the terms of the Merger Agreement, will be issued to former stockholders of Bioniz 18 months after closing. The acquisition of Bioniz expanded the Company's pipeline of novel immunomodulatory drug candidates, adding two first-in-class clinical stage assets, BNZ-1 and BNZ-2, now referred to as EQ101 and EQ102, respectively, and a proprietary product discovery platform.

The Company determined the acquisition constituted an acquisition of assets instead of a business combination as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development. Transaction costs of approximately $0.4 million associated with the acquisition were included in the Company’s research and development expense during the year ended December 31, 2022.

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

7. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla and South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla expires in 2025, and the Company's leases of office space in La Jolla expire in 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $0.6 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

The Company records its right-of-use-assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the year ended December 31, 2022, is as follows (in thousands, except lease term and discount rate):

December 31, 2022
Balance sheet information
Right-of-use assets	$1,191
Lease liabilities, current	$408
Lease liabilities, non-current	824
Total lease liabilities	$1,232
Other information
Weighted average remaining lease term	3.07 years
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$465
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

Year ending December 31,
2023	494
2024	492
2025	219
2026	169
2027	28
Total undiscounted lease payments	1,402
Less: imputed interest	(170)
Total lease liabilities	$1,232

As of December 31, 2022, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and other employee benefits	$2,975	$2,511
Clinical development	3,253	2,627
Other accruals	472	245
Non-clinical research	465	432
Accrued interest	74	71
Total accrued expenses	$7,239	$5,886

9. Partnerships

Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd.

On December 5, 2022, the Company and Ono, a Japan kabushiki kaisha, entered into an Asset Purchase Agreement pursuant to which the Company granted Ono the exclusive right, but not the obligation, to acquire the Company’s rights to itolizumab (the Option). These rights include all therapeutic indications and the rights to commercialize itolizumab in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid the Company a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million.

If Ono exercises the Option, Ono will pay the Company a one-time payment of an amount equal to JPY 5.0 billion, or approximately $37.2 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on March 16, 2023. The Company is also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

The Company is responsible for conducting all research and development of itolizumab, which will be funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in lupus nephritis and interim data from the EQUATOR Phase 3 clinical study in acute graft-versus-host disease.

The Asset Purchase Agreement can be terminated at any time by Ono upon written notice, provided that in limited circumstances Ono will be obligated to continue to reimburse the Company for research and development costs and expenses of itolizumab for a certain period of time following such termination. If Ono does not timely exercise its Option, the Asset Purchase Agreement and the Option will automatically terminate. The Asset Purchase Agreement also contains customary termination rights for both parties for material breach and an outside date (subject to limited adjustments) that permits either party to terminate the Asset Purchase Agreement if the closing has not occurred by December 31, 2025.

The Asset Purchase Agreement contains customary representations and warranties with respect to both the Company and Ono. Additionally, the Company is subject to customary obligations and covenants, including affirmative and negative operating covenants on the Company with respect to its business as it applies to the development and exploitation of itolizumab, exclusivity obligations that prohibit the Company, except in limited circumstances, including in connection with the sale of the Company, from pursuing a direct or indirect sale, license or other disposition of all or any portion of the Company's itolizumab program or any of the assets to be purchased pursuant to the Asset Purchase Agreement and indemnification obligations, which, except in limited circumstances, are subject to customary caps and deductibles.

The Company applied ASC 808, Collaborative Arrangements, to the Asset Purchase Agreement and determined that the agreement is applicable to such guidance. The Company concluded that Ono represented a customer and applied relevant guidance from ASC 606, Revenue Recognition, (ASC 606) to evaluate the appropriate accounting for the Asset Purchase Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions and the conduct of research and development services. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research and development services. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services.

The Company also assessed, in connection with the upfront and non-creditable payment of JPY 3.5 billion or $25.8 million, invoiced on December 5, 2022, that there was not a significant financing component in the Asset Purchase Agreement. The Company received payment of $26.4 million related to this upfront payment in December 2022 which included a foreign currency realized gain of $0.6 million as the initial invoice for the upfront payment was denominated in JPY.

The Company also assessed the effects of any variable elements under the Asset Purchase Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) option fees and (ii) various clinical, regulatory and commercial milestone payments. Based on its assessment, the Company concluded that, based on the likelihood of these variable components occurring, there was not a significant variable element included in the transaction price. Accordingly, the Company has not assigned a transaction price to any option fees or milestone payments under the Asset Purchase Agreement given the substantial uncertainty related to their achievement.

In accordance with ASC 606, the Company determined that the initial transaction price under the Asset Purchase Agreement equals $102.6 million, consisting of the upfront and non-creditable payment of $25.8 million and the aggregate estimated research and development funding of $76.8 million over the estimated option period. The upfront payment of $25.8 million was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research and development services as the research and development services are the primary component of the combined performance obligations. Revenue associated with the upfront payment will be recognized based on actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of the research and development services. Reimbursable research and development costs will be recognized as revenue as incurred.

The Company recognized revenue of $15.8 million under the Asset Purchase Agreement during the year ended December 31, 2022. Such revenue was comprised of $11.8 million associated with development funding and $4.0 million associated with the amortization of the upfront payment during the year ended December 31, 2022. As of December 31, 2022, aggregate deferred revenue related to the Asset Purchase Agreement was $25.1 million, which consisted of $14.7 million classified as current and $10.4 million as long-term.

As of December 31, 2022, the Company has received $12.2 million in cash of aggregate development funding from Ono.

Biocon Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement (which was amended in September 2018, April 2019, December 2019, April 2021 and November 2022), clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively License Agreements) with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Pursuant to the License Agreements, Biocon granted the Company an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab that uses Biocon technology or Biocon know-how (collectively a Biocon Product) in the United States, Canada, Australia and New Zealand (collectively Equillium Territory). The Company also has the right to sublicense through multiple tiers to third parties, provided such sublicenses comply with the terms of the License Agreements and the Company provides Biocon a copy of each sublicense agreement within 30 days of execution. If the Company grants a third party a sublicense of its rights to develop and commercialize Biocon Products in Australia or New Zealand, the Company will be required to pay Biocon a high double-digit percentage of any upfront payment the Company receives from such sublicensee for such sublicense, as well as a high double-digit percentage of any additional payments the Company receives from such sublicensee for such sublicense, including but not limited to royalty payments on net sales of Biocon Products by such sublicensee. Under the License Agreements, the Company granted back to Biocon a license to use its technology and know-how related to itolizumab and Biocon Products in certain countries outside of the Equillium Territory. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of itolizumab clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost. In addition, we have agreed to co-fund an ongoing Phase 2 clinical study of itolizumab in subjects with ulcerative colitis being conducted by Biocon in India.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon a total of 2,316,134 shares of its common stock.

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company's affiliates and the Company's sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company's affiliates (but not the Company's sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Should Ono exercise its option to acquire our rights to itolizumab (EQ001), as described below, the aforementioned milestone payments and royalties potentially owed to Biocon would become Ono’s responsibility, and the potential royalties on sales of itolizumab outside of the Equillium Territory would be become Ono’s right. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of December 31, 2022, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

10. Notes Payable

On September 30, 2019 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) pursuant to which the Company borrowed $10.0 million from the Lenders (the Term Loan), which represents the maximum amount the Company is permitted to borrow under the terms of the Loan Agreement.

The Term Loan matures on June 1, 2024 (the Maturity Date) and is repaid through interest-only payments, which originally extended through June 30, 2021, followed by 36 equal monthly payments of principal and interest. The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.00%.

On April 23, 2021, the Loan Agreement was amended to (i) change the final payment percentage from 4.5% to 5.0% and (ii) extend the interest-only payment period based on achieving the following milestones: (a) the Company achieving positive data in the Company's Phase 1b aGVHD study of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by the Company's Board of Directors in written board minutes (the Interest-Only Extension Milestone) and (b) the Company initiating a pivotal Phase 3 aGVHD study (the Interest-Only Extension II Milestone). In May 2021, the Company achieved the Interest-Only Extension Milestone, and in March 2022, the Company obtained confirmation from the Lenders that the Interest-Only Extension II Milestone had been achieved, which extended the interest-only payments through September 30, 2022, followed by 24 equal monthly principal payments and interest.

In February 2022, the Company entered into the Third Amendment to the Loan Agreement (the Third Amendment) which added Bioniz as a secured party to the loan.

Under authoritative guidance, the April 2021 amendment did not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the April 2021 amendment was accounted for as a debt modification. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt was computed and applied prospectively. The effective interest rate as of December 31, 2022 is 11.86%.

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

The aggregate carrying amounts of the Term Loan is comprised of the following (in thousands):

	December 31,
	2022	2021
Principal	$8,571	$10,000
Add: accreted liability for final payment fee	430	310
Less: unamortized discount	(48)	(132)
Total	$8,953	$10,178

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At December 31, 2022, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loan, including the Final Payment fee, as of December 31, 2022 were as follows (in thousands):

Year ending December 31, 2023	$5,714
Year ending December 31, 2024	3,357
9,071
Unaccreted balance for Final Payment fee on Term Loans	(70)
Unamortized discounts	(48)
8,953
Less current portion	(5,714)
Noncurrent portion	$3,239

11. Stockholders’ Equity

As of December 31, 2022, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 34,414,149 and 29,455,668 shares of common stock outstanding as of December 31, 2022 and 2021, respectively.

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

Purchase Agreement

On March 27, 2020, the Company entered into a purchase agreement (Purchase Agreement), with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 65,374 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in a fair market value of approximately $0.2 million. The fair market value of the commitment shares as well as other issuance costs associated with the Purchase Agreement totaled $0.4 million. These issuance costs were classified as prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2021. There have been no sales of the Company’s stock under this Purchase Agreement as of December 31, 2022 and through the date of the filing of this Annual Report on Form 10-K. The Purchase Agreement expires on May 1, 2023. Since the Company believes it is unlikely to sell any shares to Lincoln Park prior to the Purchase Agreement expiring, the capitalized issuance costs were written off as of December 31, 2022 to general and administrative expense.

2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the 2018 Plan) which replaced the Company’s legacy 2017 Equity Incentive Plan (the 2017 Plan). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards. As of December 31, 2022, the 2018 Plan had a maximum of 784,331 total shares available for issuance. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to 5.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board.

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

Stock Options

The following summarizes stock option activity for the year ended December 31, 2022:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2021	3,947,025	$4.58
Granted	2,169,800	$3.63
Exercised	-	$-
Forfeitures and cancellations	(1,014,324)	$4.90
Balances as of December 31, 2022	5,102,501	$4.11	7.71	$-
Options exercisable as of December 31, 2022	2,483,222	$4.23	6.75	$-
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2022 of $1.06 and the price of the underlying options.

The aggregate intrinsic value of stock options exercised was none and $0.4 million for the years ended December 31, 2022 and 2021, respectively. Cash received from stock options exercised was none and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

The fair value of stock options that vested in the years ended December 31, 2022 and 2021 was $4.5 million and $3.0 million, respectively. The weighted-average grant-date fair value of options granted was $2.49 and $3.94 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, unrecognized compensation expense related to unvested stock options was $6.7 million and is expected to be recognized over a weighted-average period of 2.6 years.

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

As of December 31, 2022, the Company had issued 307,417 shares of common stock under the ESPP, 138,251 of which were issued during the year ended December 31, 2022. The Company had 925,963 shares available for future issuance under the ESPP as of December 31, 2022.

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

As of December 31, 2022, there were no unvested shares issued under early exercise provisions subject to repurchase by the Company. As of December 31, 2021, there were 43,135 unvested shares issued under early exercise provisions that were subject to repurchase by the Company. The balance sheet reflects an unvested stock liability of none and $53,000 as of December 31, 2022 and 2021, respectively. As of December 31, 2021, the unvested stock liability was considered short-term and was classified as accrued expenses on the accompanying consolidated balance sheet.

Stock-based Compensation Expense

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the consolidated statement of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,799	$1,976
General and administrative	3,042	2,434
Total	$4,841	$4,410

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.93%	0.68%
Expected volatility	81.60%	88.55%
Expected term (in years)	5.84	6.01
Expected dividend yield	0%	0%

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Stock options issued and outstanding	5,102,501	3,947,025
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	784,331	467,024
Employee stock purchase plan	925,963	769,658
Total	8,178,936	6,549,848

12. Commitments and Contingencies

Leases and Other Commitments

As of December 31, 2022, the Company leased certain office and laboratory space in La Jolla and South San Francisco, California under non-cancelable operating leases. The lease for office space in South San Francisco expired in February 2023 and was not renewed, the lease for laboratory space in La Jolla expires in February 2025 and the leases for office spaces in La Jolla expire in February 2027.

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

Litigation

As of December 31, 2022, there was no litigation against the Company.

13. Income Taxes

The components of loss before income tax provision (benefit) for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
U.S.	(60,403)	(37,705)
Foreign	(2,025)	(1,347)
	$(62,428)	$(39,052)

The Company has not recorded a current or deferred tax expense or benefit for the years ended December 31, 2022 and 2021.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Income taxes at statutory rates	$(13,110)	$(8,201)
State income tax, net of federal benefit	-	-
Stock-based compensation	533	451
Permanent items	128	31
Federal research and orphan drug credits	(1,152)	(1,713)
Foreign rate differential	425	72
Transaction costs	89	-
Acquired in-process research and development	4,840	-
Change in federal valuation allowance	8,247	9,360
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$28,222	$19,344
Credits	9,289	3,940
Capitalized research expenditures	7,086	-
Equity compensation	1,829	1,134
Other	1,196	1,184
Total deferred tax assets	47,622	25,602
Valuation allowance	(46,317)	(25,215)
Total deferred tax assets, net of allowance	$1,305	$387
Deferred tax liabilities:
Operating lease right-of-use asset	(284)	(346)
Deferred revenue	(945)	-
Other	(76)	(41)
Total deferred tax liabilities	$(1,305)	$(387)
Net deferred taxes	$-	$-

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $46.3 million as of December 31, 2022 as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $21.1 million during the year ended December 31, 2022.

At December 31, 2022, the Company had federal and California tax loss carryforwards of approximately $116.4 million and $90.6 million, respectively. The federal net operating loss carryover includes $112.7 million of net operating losses generated subsequent to 2017. Federal net operating losses generated after December 31, 2017 carryover indefinitely but the deductibility of such federal net operating losses is limited to 80% of taxable income. The federal net operating losses generated prior to 2018 as well as the state net operating loss carryforwards, begin to expire in 2037 unless previously utilized. The Company has $2.5 million of Australian net operating loss carryforwards as of December 31, 2022 that are carried forward indefinitely.

At December 31, 2022, the Company had federal and state tax credit carryforwards of approximately $7.2 million and $2.6 million, respectively, after reduction for uncertain tax positions. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2037, if unused, and the state credits carryforward indefinitely.

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Section 382 and 383, the Company’s ability to use net operating loss and research and development tax credit carryforwards (tax attribute carryforwards) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated, including those acquired through Bioniz. Further, our deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Unrecognized tax benefits – beginning	$5,487	$2,667
Gross increases – tax positions in prior period	-	2,266
Gross decreases – tax positions in prior period	-	-
Gross increase – current-period tax positions	392	554
Gross decrease – current-period tax positions	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits – ending	$5,879	$5,487

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheet as of December 31, 2022 and has not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2022.

All tax years for both federal and state purposes remain open and subject to examination by tax jurisdictions.

The 2017 tax reform act amended the IRC, effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental (R&E) expenditures and require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research).

14. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company did not make any contributions for the years ended December 31, 2022 or 2021.

15. Subsequent Events

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. At the time of the closure, the Company held assets valued at approximately $8.2 million in a sweep account with SVB. The Company received full access to those funds on March 13, 2023. As of the date of the filing of this Annual Report on Form 10-K, the Company has full access to and control over all of its cash, cash equivalents and short-term investments. In addition, because a substantial majority of the Company's cash, cash equivalents and short-term investments is held at a financial institution unaffiliated with SVB, the Company does not expect any material impact to the Company's operations directly related to the closure of SVB.