Form 10-Q
period 2023-03-31
Equillium, Inc.
filed 2023-05-11
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 34,414,149 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,503	$59,107
Short-term investments	37,489	11,916
Accounts receivable	3,424	2,838
Prepaid expenses and other current assets	4,804	2,874
Total current assets	70,220	76,735
Operating lease right-of-use assets	1,114	1,191
Property and equipment, net	360	391
Other assets	96	104
Total assets	$71,790	$78,421
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,692	$3,977
Accrued expenses	5,443	7,239
Current portion of deferred revenue	14,767	14,700
Current portion of notes payable	5,714	5,714
Current portion of operating lease liabilities	404	408
Total current liabilities	32,020	32,038
Long-term notes payable	1,841	3,239
Long-term deferred revenue	7,941	10,378
Long-term operating lease liabilities	719	824
Total liabilities	42,521	46,479
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 34,414,149 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3	3
Additional paid-in capital	205,306	204,268
Accumulated other comprehensive income	305	76
Accumulated deficit	(176,345)	(172,405)
Total stockholders' equity	29,269	31,942
Total liabilities and stockholders' equity	$71,790	$78,421

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended March 31,	Three months Ended March 31,
	2023	2022
Revenue	$8,879	$-
Operating expenses:
Research and development	9,272	10,763
Acquired in-process research and development	-	23,049
General and administrative	3,715	3,517
Total operating expenses	12,987	37,329
Loss from operations	(4,108)	(37,329)
Other income (expense), net:
Interest expense	(232)	(255)
Interest income	639	25
Other (expense) income, net	(179)	142
Total other income (expense), net	228	(88)
Loss before income taxes	(3,880)	(37,417)
Income tax expense	60	-
Net loss	$(3,940)	$(37,417)
Other comprehensive income (loss), net:
Unrealized gain (loss) on available-for-sale securities, net	96	(180)
Foreign currency translation gain (loss)	133	(136)
Total other comprehensive income (loss), net	229	(316)
Comprehensive loss	$(3,711)	$(37,733)
Net loss per share, basic and diluted	$(0.11)	$(1.17)
Weighted-average number of common shares outstanding, basic and diluted	34,414,149	31,865,783

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505
Issuance of common stock for Bioniz acquisition	4,820,230	1	22,541	-	-	22,542
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,298	-	-	1,298
Comprehensive loss	-	-	-	(316)	-	(316)
Net loss	-	-	-	-	(37,417)	(37,417)
Balance at March 31, 2022	34,275,898	$3	$200,475	$(454)	$(147,394)	$52,630

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942
Stock-based compensation expense			1,038			1,038
Comprehensive income				229		229
Net loss					(3,940)	(3,940)
Balance at March 31, 2023	34,414,149	$3	$205,306	$305	$(176,345)	$29,269

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(3,940)	$(37,417)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	-	23,049
Depreciation and amortization	31	25
Stock-based compensation	1,038	1,298
Net unrealized loss (gain) on foreign currency transactions	159	(140)
Amortization of term loan discount and issuance costs	30	48
Amortization of investments, net	(296)	47
Deferred revenue	(2,370)	-
Changes in operating assets and liabilities:
Accounts receivable	(586)	-
Prepaid expenses and other current assets	(1,983)	(553)
Accounts payable	1,726	2,692
Accrued expenses	(1,771)	(1,218)
Right-of-use assets and lease liabilities, net	(33)	35
Net cash used in operating activities	(7,995)	(12,134)
Investing activities:
Purchases of property and equipment	-	(223)
Purchases of short-term investments	(37,181)	(14,962)
Maturities of short-term investments	12,000	2,500
Cash acquired in Bioniz acquisition	-	700
Net cash used in investing activities	(25,181)	(11,985)
Financing activities:
Principal repayments on notes payable	(1,429)	-
Net cash used in financing activities	(1,429)	-
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Net decrease in cash and cash equivalents	(34,604)	(24,122)
Cash and cash equivalents at beginning of period	59,107	50,366
Cash and cash equivalents at end of period	$24,503	$26,244
Supplemental cash flow information:
Fair value of Bioniz assets acquired	$-	$23,049
Issuance of common stock for Bioniz acquisition	-	(22,542)
Bioniz net liabilities assumed	$-	$507
Amounts included in accounts payable for purchases of property and equipment	$-	$36

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory disorders with high unmet medical need. The Company’s strategy is focused on advancing the clinical development of its product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand its pipeline. The Company intends to commercialize its product candidates either independently or through partnerships or otherwise monetize its pipeline through strategic transactions.

From inception through March 31, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company’s product candidates, conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc. (Bioniz), the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd. (Ono) and other transactions not completed, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from product sales, milestone payments, or royalties, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of March 31, 2023, the Company had $62.0 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments to fund research and development of its product candidates, for potentially acquiring and conducting research and development of new products, and for working capital and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as its Asset Purchase Agreement with Ono. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of March 31, 2023, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income (loss), net in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This accounting standards update will be effective for the Company beginning in the first quarter of fiscal 2024. The Company does not expect this accounting standards update to have a material impact on its consolidated financial statements.

No other new accounting pronouncements or legislation issued or effective as of March 31, 2023 have had, or are expected to have, a material impact on our consolidated financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expense, revenue recognition and the valuation of equity awards. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation gains and losses. Other comprehensive income (loss), net includes unrealized gains or losses on short-term investments as well as foreign currency translation gains or losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of March 31, 2023 and December 31, 2022, the Company had unbilled accounts receivable totaling $3.4 million and $2.8 million, respectively, classified as accounts receivable on its consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivable is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivable by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable is written-off on a case by case basis, net of any amounts that may be collected. As of March 31, 2023 and December 31, 2022, no credit losses have been recorded by the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily represent amounts related to clinical trial and preclinical research agreements, an estimated tax refund from the Australian Tax Office for eligible research and development expenditures, and director and officer insurance.

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

Australian Research and Development Tax Incentive

The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the filing entity must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the Company recorded $1.7 million and $1.0 million within prepaid and other current assets attributed to the Tax Incentive, respectively.

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

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated, including those acquired through Bioniz. Further, our deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, as discussed in the following paragraph, limitations on the utilization of our tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact our effective tax rate.

The Tax Cuts and Jobs Act of 2017 amended IRC Section 174 to eliminate the immediate expensing of research and experimental (R&E) expenditures for amounts paid or incurred in tax years beginning after December 31, 2021. The rules of IRC Section 174, as amended, require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five or fifteen years for research performed within the United States or foreign jurisdictions, respectively. As a result of these law changes, the Company is forecasting an immaterial amount of federal taxable income after the utilization of its federal tax attribute carryforwards. As noted above, the Company has not yet completed an ownership change analysis pursuant to the rules of IRC Sections 382 and 383, and the conclusions from such an analysis could materially affect our federal tax expense. The Company is in the process of preparing a formal ownership change analysis and will adjust its tax expense forecast accordingly once more information is available regarding IRC Section 382 and 383 limitations.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2023	2022
Common stock options	7,095,775	5,214,762
Common stock warrants	1,366,141	1,366,141
Total	8,461,916	6,580,903

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	March 31,	for Identical	Observable	Inputs
	2023	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$37,489	$37,489	$-	$-
Total	$37,489	$37,489	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2022	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$11,916	$11,916	$-	$-
Total	$11,916	$11,916	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $7.6 million and $9.0 million at each of March 31, 2023 and December 31, 2022, respectively, approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of March 31, 2023 or December 31, 2022.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
March 31, 2023
U.S. treasury securities	1 or less	$37,483	$10	$(4)	$37,489
Total		$37,483	$10	$(4)	$37,489
December 31, 2022
U.S. treasury securities	1 or less	$12,006	-	(90)	$11,916
Total		$12,006	$-	$(90)	$11,916

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Clinical development	$3,313	$3,253
Accrued payroll and other employee benefits	976	2,975
Other accruals	732	472
Non-clinical research	356	465
Accrued interest	66	74
Total accrued expenses	$5,443	$7,239

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

In February 2022, the Company entered into a Third Amendment to the Loan Agreement (the Third Amendment) which added Bioniz as a secured party to the loan.

Under authoritative guidance, the April 2021 amendment did not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument were not substantially different. Accordingly, the April 2021 amendment was accounted for as a debt modification. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt was computed and applied prospectively. The effective interest rate as of March 31, 2023 is 12.11%.

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

The aggregate carrying amounts of the Term Loans are comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Principal	$7,143	$8,571
Add: accreted liability for final payment fee	448	430
Less: unamortized discount	(36)	(48)
Total	$7,555	$8,953

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreement, the breach of certain of its other covenants under the Loan Agreement, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. At March 31, 2023, the Company was in compliance with the covenants contained in the Loan Agreement.

Future maturities of the Term Loans, including the Final Payment fee, as of March 31, 2023 are as follows (in thousands):

Remainder of 2023 (nine months)	$4,286
Year ending December 31, 2024	3,357
7,643
Unaccreted balance for Final Payment fee on Term Loans	(52)
Unamortized discounts	(36)
7,555
Less current portion	(5,714)
Noncurrent portion	$1,841

7. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla and previously in South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla expires in 2025, and the Company's leases of office space in La Jolla expire in 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million for each of the three months ended March 31, 2023 and 2022.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the three months ended March 31, 2023, is as follows (in thousands, except lease term and discount rate):

March 31, 2023
Balance sheet information
Right-of-use assets	$1,114
Lease liabilities, current	$404
Lease liabilities, non-current	719
Total lease liabilities	$1,123
Other information
Weighted average remaining lease term	2.89 years
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$167
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of March 31, 2023 were as follows (in thousands):

Year ending December 31,
2023 (remaining nine months)	360
2024	492
2025	219
2026	169
2027	28
Total undiscounted lease payments	1,268
Less: imputed interest	(145)
Total lease liabilities	$1,123

As of March 31, 2023, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

The Company recognized revenue of $8.9 million under the Asset Purchase Agreement during the three months ended March 31, 2023. Such revenue was comprised of $6.7 million associated with development funding and $2.2 million associated with the amortization of the upfront payment. As of March 31, 2023, aggregate deferred revenue related to the Asset Purchase Agreement was $22.7 million, which consisted of $14.8 million classified as current and $7.9 million as long-term.

As of March 31, 2023, the Company has received $18.1 million in cash of aggregate development funding from Ono.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company's affiliates and the Company's sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company's affiliates (but not the Company's sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Should Ono exercise its option to acquire our rights to itolizumab (EQ001), as described below, the aforementioned milestone payments and royalties potentially owed to Biocon would become Ono’s responsibility, and the potential royalties on sales of itolizumab outside of the Equillium Territory would be become Ono’s right. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of March 31, 2023, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of March 31, 2023, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 34,414,149 shares of common stock outstanding as of March 31, 2023 and December 31, 2022.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2022	5,102,501	$4.11
Granted	2,034,500	$1.05
Exercised	-	$-
Forfeitures and cancellations	(41,226)	$5.85
Balances as of March 31, 2023	7,095,775	$3.23	8.17	$1
Options exercisable as of March 31, 2023	3,035,253	$4.15	6.95	$-
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2023 of $0.73 and the price of the underlying options.

At March 31, 2023, unamortized stock compensation for stock options was $7.2 million, with a weighted-average recognition period of 3.1 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$628	$544
General and administrative	410	754
Total	$1,038	$1,298

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at March 31, 2023 is as follows:

	March 31,	December 31,
	2023	2022
Stock options issued and outstanding	7,095,775	5,102,501
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	511,764	784,331
Employee stock purchase plan	1,269,238	925,963
Total	10,242,918	8,178,936

10. Income Taxes

The Company is subject to income tax in the United States (U.S.) as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company’s quarterly tax provision, and its quarterly estimate of its annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict its pre-tax income and loss in multiple jurisdictions.

Income tax expense was $0.1 million for the three months ended March 31, 2023. The Company's effective tax rate was (1.6%) for the three months ended March 31, 2023. There was no income tax expense for the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Equillium, Inc.

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

On December 5, 2022, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, pursuant to which we granted Ono an exclusive option to acquire our rights to itolizumab (EQ001), or the Option. These rights include all therapeutic indications and the rights to commercialize itolizumab (EQ001) in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid us a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million.

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $37.2 million based on the currency exchange rate quoted by MUFG Bank, Ltd on March 16, 2023. We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

Pursuant to the Asset Purchase Agreement, we are responsible for conducting all research and development of itolizumab (EQ001), which will be funded by Ono on a quarterly basis from July 1, 2022 through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in lupus nephritis, or LN, and interim data from the EQUATOR Phase 3 clinical study in acute graft-versus-host disease, or aGVHD.

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

In March 2022, we initiated EQUATOR, a global Phase 3 pivotal clinical study of itolizumab (EQ001) in 200 patients with aGVHD. The decision to initiate the EQUATOR study was based on findings from our completed Phase 1b clinical study in aGVHD, called EQUATE, and feedback from both the U.S. Food and Drug Administration, or FDA, and leading physicians in the field of hematopoietic stem cell transplantation.

In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 administered subcutaneously, or SC, in up to 64 healthy volunteers in Australia. We are planning an additional part to the study which will evaluate the biological activity of EQ102 in subjects with celiac disease.

In November 2022, we initiated a Phase 2 proof-of-concept clinical study of EQ101 that is expected to enroll approximately 30 subjects with alopecia areata, or AA, in Australia.

We are conducting the Type B portion of EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with lupus/LN. The ongoing Type B portion of the study will evaluate up to 20 newly diagnosed or refractory LN patients who will be treated with itolizumab (EQ001) for up to 24 weeks. The Type A portion of the study has been completed, and was a multiple ascending dose, or MAD, study involving 35 systemic lupus erythematosus, or SLE, patients to evaluate the safety, tolerability, pharmacokinetics/pharmacodynamics, or PK/PD, and clinical activity of itolizumab (EQ001) administered SC.

We are also collaborating with Biocon and co-funding a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis. The study, which is being conducted by Biocon in India and commenced in November 2022, is a randomized, double-blinded, placebo-controlled clinical study in up to 90 subjects, to evaluate the safety and efficacy of itolizumab in patients with moderate to severe ulcerative colitis.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications, or INDs, conducting clinical development of our product candidates, conducting business development activities such as the acquisition of Bioniz, the Asset Purchase Agreement with Ono and other transactions not completed, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from the Asset Purchase Agreement related to the one-time, upfront payment from Ono in exchange for the Option as well as from the itolizumab (EQ001) development funding from Ono. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through our initial public offering, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, term loans, sales of our common stock through “at-the-market” sales agreements, or ATM offerings, with Jefferies LLC, or Jefferies, and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the three months ended March 31, 2023 and 2022, our net losses were $3.9 million and $37.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $176.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of EQ101, EQ102 and itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of our product candidates, potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, incur increasing expenses associated with our outstanding debt, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2023 will enable us to fund our operations into 2025.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for EQ101, EQ102, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Further, under the Asset Purchase Agreement with Ono, our revenues related to itolizumab (EQ001) are limited to the upfront option fee already received, reimbursement of our development costs of itolizumab (EQ001) during the option period, and the potential option exercise fee and potential milestone payments. If Ono does not exercise its Option, we would not expect to generate any revenues from product sales of itolizumab (EQ001) unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001), which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, subject to limited exceptions, our loan and security agreement, or Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or SVB, also prohibits us from incurring indebtedness without the prior written consent of the lenders, which consent may be withheld at their sole and absolute discretion. On March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. We currently have full access to and control over all of our cash, cash equivalents and short-term investments. In addition, because a substantial majority of our cash, cash equivalents and short-term investments are held at a financial institution unaffiliated with SVB, we do not expect any material impact to our operations directly related to the closure of SVB, but we may in the future be adversely impacted, including having to repay all outstanding amounts owed under the Loan Agreement or in receiving timely consent to incur additional indebtedness. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. For the three months ended March 31, 2023, our revenues were derived from development funding from Ono and recognition of deferred revenue associated with the upfront payment from Ono. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, including further revenue such as development funding and potential option exercise and milestone payments from the Asset Purchase Agreement with Ono, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of EQ101, EQ102, itolizumab (EQ001) if Ono does not exercise its option, and any future product candidates. If we fail to complete the development of EQ101, EQ102, itolizumab (EQ001) or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

During the three months ended March 31, 2023, we recognized $8.9 million of revenue under the Asset Purchase Agreement.

As of March 31, 2023, aggregate deferred revenue related to the Asset Purchase Agreement was $22.7 million.

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
•
external expenses related to chemistry, manufacturing, and controls, or CMC, formulation and device development, and supply of drug product; and
•
costs related to general overhead expenses such as travel, insurance, rent expenses, lab supplies and equipment associated with our research and development activities.

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

Income Tax Expense

Income tax expense consists of federal and state income tax expense.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$8,879	$-
Research and development	9,272	10,763
Acquired in-process research and development	-	23,049
General and administrative	3,715	3,517
Interest expense	(232)	(255)
Interest income	639	25
Other (expense) income, net	(179)	142
Income tax expense	60	-

Revenue

During the three months ended March 31, 2023, we recognized revenue of $8.9 million under our Asset Purchase Agreement with Ono. Amortization of the upfront payment represented $2.2 million, and development funding represented $6.7 million. There was no revenue recognized during the three months ended March 31, 2022.

Research and Development Expenses

Research and development expenses were $9.3 million and $10.8 million for the three months ended March 31, 2023 and 2022, respectively.

The decrease of $1.5 million in research and development expenses for the three months ended March 31, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$1.2 million decrease in employee compensation and benefits, primarily related to decreased headcount;
•
$0.7 million decrease in research and development expenses associated with the recording of a Tax Incentive benefit from the Australian Tax Office, or ATO, as a reduction to research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia;
•
$0.6 million decrease in non-clinical research activities;
•
$0.4 million decrease in transaction costs associated with the Bioniz asset acquisition, primarily legal expenses; offset by a
•
$1.2 million increase in clinical development expenses, primarily driven by our EQ102 and EQUATOR clinical studies and to a lesser extent our EQ101 clinical study, partially offset by lower costs for our other itolizumab (EQ001) clinical studies; and
•
$0.2 million increase in consulting expenses.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses were $23.0 million for the three months ended March 31, 2022 as a result of accounting for the Bioniz acquisition as an asset acquisition and as a result of the product candidates being determined to have no alternative future use. The consideration in excess of the tangible net liabilities acquired was expensed. There were no such expenses for the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses were $3.7 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.

The increase of $0.2 million in general and administrative expenses for the three months ended March 31, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$0.5 million increase in legal and other professional fees; offset by a
•
$0.1 million decrease in employee compensation and benefits;
•
$0.1 million decrease in directors and officers insurance expenses; and
•
$0.1 million decrease in consulting expenses.

Interest Expense

Interest expense was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense consists of interest on our term notes payable.

Interest Income

Interest income was $0.6 million and $25,000 for the three months ended March 31, 2023 and 2022, respectively.

Other (Expense) Income, net

Other expense, net was $0.2 million for the three months ended March 31, 2023, compared to $0.1 million of other income, net for the three months ended March 31, 2022. The change relates primarily to net foreign currency transaction unrealized losses during the three months ended March 31, 2023 compared to net foreign currency transaction unrealized gains during the three months ended March 31, 2022.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended March 31, 2023. Our effective tax rate was (1.6%) for the three months ended March 31, 2023. There was no income tax expense for the three months ended March 31, 2022.

Liquidity and Capital Resources

From inception through March 31, 2023, we have raised an aggregate of approximately $178.1 million in gross proceeds pursuant to our initial public offering, a follow-on public offering, a registered direct offering, private placements of convertible promissory notes, proceeds from term loans and proceeds from equity issuances under our ATM facility. In addition, we have generated proceeds from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of March 31, 2023, we had $24.5 million in cash and cash equivalents and $37.5 million in short-term investments.

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

We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones. As of March 31, 2023, we have not received the option exercise payment or any milestone payments.

We are responsible for conducting all research and development of itolizumab, which will be funded by Ono on a quarterly basis from July 1, 2022, through the option period. The option period will expire three months following the delivery of topline data from the EQUALISE study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

As of March 31, 2023, we have received $18.1 million in development funding from Ono.

2020 Purchase Agreement

In March 2020, we entered into the Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. We have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement through the date of the filing of this Quarterly Report on Form 10-Q. The Purchase Agreement expired on May 1, 2023.

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

In February 2022, we entered into a Third Amendment to the Loan Agreement which added Bioniz Therapeutics, Inc. as a secured party to the loan.

On March 10, 2023, the FDIC took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. We currently have full access to and control over all of our cash, cash equivalents and short-term investments. In addition, because a substantial majority of our cash, cash equivalents and short-term investments are held at a financial institution unaffiliated with SVB, we have not had and do not expect to have any material impact to our operations directly related to the closure of SVB, but we may in the future be adversely impacted, including having to repay all outstanding amounts owed under the Loan Agreement or in receiving timely consent to incur additional indebtedness.

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

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2023 will enable us to fund our currently planned operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ101, EQ102 and itolizumab (EQ001) or any of our other product candidates or whether, or when, we may achieve profitability.

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

•
the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, or New Drug Application, or NDA, we may submit for our product candidates;
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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $176.3 million as of March 31, 2023. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, and any our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures consisting of term loan payments, including principal, interest and the final payment fee on maturity, and amounts due under our operating leases. For additional information relating to our term loans or leases, see Notes 6 and 7 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including the Biocon License. For further details on the potential contingent payments related to our acquisition of Bioniz and related to the Biocon License, see Notes 5 and 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(7,995)	$(12,134)
Investing activities	(25,181)	(11,985)
Financing activities	(1,429)	-
Effect of exchange rate changes on cash	1	(3)
Net decrease in cash and cash equivalents	$(34,604)	$(24,122)

Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $8.0 million compared to $12.1 million during the three months ended March 31, 2022. The primary driver of the change in cash used in operating activities was the receipt of $5.9 million in development funding from Ono in the three months ended March 31, 2023.

Investing Activities

Net cash used in investing activities was $25.2 million during the three months ended March 31, 2023. We purchased $37.2 million of short-term investments and $12.0 million of our short-term investments matured during the period.

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

Financing Activities

Net cash used in financing activities totaled $1.4 million during the three months ended March 31, 2023, which resulted from the repayment of some of the principal on our notes payable. There was no cash used or received from financing activities during the three months ended March 31, 2022.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023, that have had a material impact on our condensed consolidated financial statements and related notes.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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
•
If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the three months ended March 31, 2023 and the year ended December 31, 2022, our net losses were $3.9 million and $62.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $176.3 million. We expect to incur operating losses for the foreseeable future as we execute our plan to advance our research and development activities into later stages of clinical development, ramp up clinical development of EQ101 and EQ102, perform discovery research and conduct formulation and device development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire additional personnel and protect our intellectual property. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion of our pipeline may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

As of March 31, 2023, we had $62.0 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2023, will enable us to fund our operations into 2025. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient funds to complete the clinical development of EQ101 or EQ102, and if Ono does not exercise its option, itolizumab (EQ001), through regulatory approval for our current indications. We will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, such as our Asset Purchase Agreement with Ono, or cause our stockholders to incur substantial dilution.

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

In March 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC or Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock from time to time over the 36‑month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 65,374 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. As of March 31, 2023 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement. The Purchase Agreement expired on May 1, 2023.

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

Additionally, while we were not materially and adversely affected as an immediate result of the FDIC taking control and being appointed receiver of SVB on March 10, 2023, we may in the future be adversely impacted, including having to repay all outstanding amounts owed under the Loan Agreement or in receiving timely consent to incur additional indebtedness.

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

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 study in uncontrolled asthma has been completed, but the Phase 1 study in lupus/LN and the Phase 3 study in aGVHD are currently ongoing. In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia, and in November 2022 we initiated a Phase 2 clinical study of EQ101 in subjects with AA in Australia. We have three active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD, LN, and COVID-19 patients, and we have not filed an IND with the FDA for the use of itolizumab (EQ001) for the treatment of uncontrolled moderate to severe asthma. Through the acquisition of Bioniz, we have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical studies, not performing our clinical studies on our anticipated schedule or consistent with the clinical study protocol, Good Clinical Practices, or GCP, or other regulatory requirements;
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

We could also encounter delays if a clinical study is modified, suspended or terminated by us, by the IRBs of the institutions in which such studies are being conducted, by a Data Safety Monitoring Board for such study or by the FDA or by other regulatory agencies or health authorities that have jurisdiction in countries in which the study is being conducted. Such authorities may impose such a suspension or termination, or a modification to our study protocol, due to a number of factors, including failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols, inspection of the clinical study operations or study site by the FDA or other regulatory agencies resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical study. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical study protocols to comply with these changes. Amendments may require us to resubmit our clinical study protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical study.

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

The COVID-19 global pandemic, or other actual or threatened public health epidemics or outbreaks, may continue to adversely impact our business, including our clinical studies, and could further impact other aspects of our business including our supply chain, personnel, and our business development activities, the magnitude and extent of which are uncertain.*

Our clinical studies have been and may in the future be affected by the coronavirus and there remains a significant risk that enrollment of all of our active clinical studies and the timing of data from those studies may be adversely impacted by the COVID-19 pandemic. Clinical site initiation and patient enrollment in our current and future clinical studies may be delayed due to prioritization of hospital resources toward the coronavirus. Patients in our ongoing or planned clinical studies may also choose to not enroll, not participate in follow-up clinical visits or drop out of the study as a precaution against contracting the coronavirus. Further, some patients may not be able or willing to comply with clinical study protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the coronavirus, may be adversely impacted. These events could delay our clinical studies, increase the cost of completing our clinical studies and negatively impact the integrity, reliability or robustness of the data from our clinical studies.

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

We are aware that other products addressing the same indications as EQ101, EQ102 and itolizumab (EQ001) are in development, and some have been approved. For the treatment of AA, Eli Lilly and Company recently received FDA approval of Olumiant. Other private and public companies involved in AA drug development include Arcutis Biotherapeutics, Inc., ASLAN Pharmaceuticals Limited, Concert Pharmaceuticals, Inc. (acquired by Sun Pharmaceutical Industries Ltd.), Forte Biosciences, Inc., Horizon Therapeutics plc, Legacy Healthcare, Pfizer Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited. There are no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Anokion SA, Calypso Biotech BV, Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc., Protagonist Therapeutics, Inc., Provention Bio, Selecta Biosciences, Theriva Biologics, Inc., Takeda Pharmaceuticals, and Zedira GmbH. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD in 2019. Other private and public companies with development programs in first-line and steroid refractory aGVHD, including AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Shenzhen Xbiome Biotech, Co., Ltd., VectivBio Holding AG, and Zelgen Biopharmaceuticals Co., Ltd. There are currently two approved therapies for the treatment of LN: GlaxoSmithKline’s Benlysta, approved in 2020, and Aurinia Pharmaceuticals’ Lupkynis, approved in January 2021. Other private and public companies involved in LN drug development include Amgen Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., Horizon Therapeutics plc, Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for immuno-inflammatory diseases, with current plans to develop it for the treatment of patients with aGVHD and LN. We have global rights to EQ101 and EQ102 and currently have plans to develop those product candidates for AA and celiac disease, respectively. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

We may not ultimately realize the potential benefits of orphan drug designation for EQ101 or itolizumab (EQ001).

EQ101 has been granted orphan drug designation by the FDA and the European Medicines Agency for CTCL, and itolizumab (EQ001) has been granted orphan drug designations by the FDA for both the prevention and treatment of aGVHD. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years (with certain exceptions). However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process. Even if we are awarded marketing exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering our eligible product candidates, we could be subject to biosimilar competition earlier than we anticipate. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as EQ101 or itolizumab (EQ001), we may face increased competition and lose market share regardless of orphan drug exclusivity.

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

We may not be able to protect our intellectual property rights throughout the world.*

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

The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2023, we had 37 full-time employees. As we advance the clinical development of EQ101, EQ102 and itolizumab (EQ001), and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If EQ101, EQ102, itolizumab (EQ001), or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Our internal information technology systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related and biometric personal information), intellectual property, and trade secrets (collectively, sensitive information).

We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information on our behalf in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

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

Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services. As more of our employees work from home, utilizing network connections outside our premises, a trend driven by the recent COVID-19 pandemic, there is an increased risk to our information technology systems and data.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

Our data processing activities, including acquisition and processing of information from study participants, may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual provisions, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical study data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to penalties, including criminal penalties, if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Additionally, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses and could impact our operations. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain breaches. In addition, the California Privacy Rights Act of 2020, or CPRA, became effective on January 1, 2023, and expands the CCPA. Additionally, the CPRA established a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia, Colorado, Utah, and Connecticut, all have passed privacy laws that became effective in 2023. Several other states have passed or are currently considering similar privacy protection laws. Additionally, several states and localities, as well as foreign jurisdictions, have enacted statutes banning or restricting the collection of biometric information. We collect biometric data that may subject us to biometric privacy laws. For example, the Illinois Biometric Information Privacy Act, or BIPA, regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and have generated significant class action activity, and the cost of litigating and settling any claims that we have violated BIPA or similar laws could be significant.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The IRA’s drug pricing reforms have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business.

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

If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market.

On April 5, 2023, we received a notice, or Notice, from the Nasdaq Stock Market, or Nasdaq, that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until October 2, 2023, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Market under the symbol “EQ” at this time.

If we do not regain compliance by October 2, 2023, we may be afforded an additional 180 calendar day period to regain compliance. To qualify, we would be required to transfer to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the Minimum Bid Price

Requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. Following a transfer to the Nasdaq Capital Market, we would be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for us to do so. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the Staff to a hearings panel.

There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Global Market (or, potentially, the Nasdaq Capital Market) or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Global Market (or, potentially, the Nasdaq Capital Market), including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

Delisting from the Nasdaq Global Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

•
a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and little or no analyst coverage for us;
•
an inability to qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and
•
a decreased ability to issue additional securities (including pursuant to registration statements on Form S-3) or obtain additional financing in the future.

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

In March 2020, we entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15.0 million of shares of our common stock, from time to time over the 36-month term of the Purchase Agreement, and we issued an additional 65,374 shares of our common stock to Lincoln Park as commitment shares under the Purchase Agreement. As of March 31, 2023 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock to Lincoln Park under the Purchase Agreement. The Purchase Agreement expired on May 1, 2023.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of May 8, 2023, we had 34,414,149 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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
2.1†#

Agreement and Plan of Merger, dated February 14, 2022, by and among the Registrant, Bioniz Therapeutics, Inc., Project JetFuel Merger Sub, Inc. and Kevin Green, solely in his capacity as Securityholders’ Representative, incorporated by reference by Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2022.

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

# Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

* Filed herewith.

** This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2023	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial and Accounting Officer)