Form 10-Q
period 2023-06-30
Equillium, Inc.
filed 2023-08-09
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 34,568,500 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,624	$59,107
Short-term investments	22,754	11,916
Accounts receivable	3,743	2,838
Prepaid expenses and other current assets	5,235	2,874
Total current assets	57,356	76,735
Operating lease right-of-use assets	992	1,191
Property and equipment, net	329	391
Other assets	87	104
Total assets	$58,764	$78,421
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,026	$3,977
Accrued expenses	7,537	7,239
Current portion of deferred revenue	14,239	14,700
Current portion of notes payable	-	5,714
Current portion of operating lease liabilities	416	408
Total current liabilities	25,218	32,038
Long-term notes payable	-	3,239
Long-term deferred revenue	5,956	10,378
Long-term operating lease liabilities	609	824
Total liabilities	31,783	46,479
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 34,568,500 and 34,414,149 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	206,326	204,268
Accumulated other comprehensive income	340	76
Accumulated deficit	(179,688)	(172,405)
Total stockholders' equity	26,981	31,942
Total liabilities and stockholders' equity	$58,764	$78,421

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2023	2022	2023	2022
Revenue	$9,124	$-	$18,003	$-
Operating expenses:
Research and development	9,610	9,488	18,882	20,251
Acquired in-process research and development	-	-	-	23,049
General and administrative	3,105	4,064	6,820	7,581
Total operating expenses	12,715	13,552	25,702	50,881
Loss from operations	(3,591)	(13,552)	(7,699)	(50,881)
Other income (expense), net:
Interest expense	(259)	(259)	(491)	(515)
Interest income	627	64	1,266	90
Other expense, net	(112)	(382)	(291)	(240)
Total other income (expense), net	256	(577)	484	(665)
Loss before income taxes	(3,335)	(14,129)	(7,215)	(51,546)
Income tax expense	8	-	68	-
Net loss	$(3,343)	$(14,129)	$(7,283)	$(51,546)
Other comprehensive income (loss), net:
Unrealized (loss) gain on available-for-sale securities, net	(36)	(54)	59	(234)
Foreign currency translation gain	71	359	205	223
Total other comprehensive income (loss), net	35	305	264	(11)
Comprehensive loss	$(3,308)	$(13,824)	$(7,019)	$(51,557)
Net loss per share, basic and diluted	$(0.10)	$(0.41)	$(0.21)	$(1.56)
Weighted-average number of common shares outstanding, basic and diluted	34,449,769	34,292,642	34,432,057	33,085,917

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505
Issuance of common stock for Bioniz acquisition	4,820,230	1	22,541	-	-	22,542
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,298	-	-	1,298
Other comprehensive loss	-	-	-	(316)	-	(316)
Net loss	-	-	-	-	(37,417)	(37,417)
Balance at March 31, 2022	34,275,898	$3	$200,475	$(454)	$(147,394)	$52,630
Issuance of common stock under employee stock purchase plan	76,186	-	141	-	-	141
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,302	-	-	1,302
Other comprehensive income	-	-	-	305	-	305
Net loss	-	-	-	-	(14,129)	(14,129)
Balance at June 30, 2022	34,352,084	$3	$201,936	$(149)	$(161,523)	$40,267

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942
Stock-based compensation expense			1,038			1,038
Other comprehensive income				229		229
Net loss					(3,940)	(3,940)
Balance at March 31, 2023	34,414,149	$3	$205,306	$305	$(176,345)	$29,269
Issuance of common stock under employee stock purchase plan	154,351	-	86	-	-	86
Stock-based compensation expense	-	-	934	-	-	934
Other comprehensive income	-	-	-	35	-	35
Net loss	-	-	-	-	(3,343)	(3,343)
Balance at June 30, 2023	34,568,500	$3	$206,326	$340	$(179,688)	$26,981

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(7,283)	$(51,546)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	-	23,049
Depreciation and amortization	62	56
Stock-based compensation	1,972	2,600
Net unrealized loss on foreign currency transactions	270	245
Amortization of term loan discount and issuance costs	180	100
Amortization of investments, net	(597)	73
Deferred revenue	(4,882)	-
Changes in operating assets and liabilities:
Accounts receivable	(905)	-
Prepaid expenses and other current assets	(2,421)	(220)
Accounts payable	(930)	3,623
Accrued expenses	332	(1,447)
Right-of-use assets and lease liabilities, net	(8)	74
Net cash used in operating activities	(14,210)	(23,393)
Investing activities:
Purchases of property and equipment	-	(277)
Purchases of short-term investments	(37,181)	(14,962)
Maturities of short-term investments	27,000	11,245
Cash acquired in Bioniz acquisition	-	700
Net cash used in investing activities	(10,181)	(3,294)
Financing activities:
Repayment of notes payable	(9,133)	-
Proceeds from issuance of common stock under employee stock purchase plan	86	141
Net cash (used in) provided by financing activities	(9,047)	141
Effect of exchange rate changes on cash and cash equivalents	(45)	(12)
Net decrease in cash and cash equivalents	(33,483)	(26,558)
Cash and cash equivalents at beginning of period	59,107	50,366
Cash and cash equivalents at end of period	$25,624	$23,808
Supplemental cash flow information:
Fair value of Bioniz assets acquired	$-	$23,049
Issuance of common stock for Bioniz acquisition	-	(22,542)
Bioniz net liabilities assumed	$-	$507

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

From inception through June 30, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company’s product candidates, conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc. (Bioniz), the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd. (Ono) and other transactions not completed, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from product sales, milestone payments, or royalties, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of June 30, 2023, the Company had $48.4 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments primarily for clinical development, non-clinical research, manufacturing and product supply, potential acquisition of new products, potential repurchases of shares of its common stock under its stock repurchase program, legal and other regulatory compliance, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as its Asset Purchase Agreement with Ono. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of June 30, 2023, including after giving effect to the Company’s stock repurchase program, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

No other new accounting pronouncements or legislation issued or effective as of June 30, 2023 have had, or are expected to have, a material impact on our consolidated financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expense, expected refunds from the Australian Taxation Office for eligible research and development activities, revenue recognition and the valuation of equity awards. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of June 30, 2023 and December 31, 2022, the Company had unbilled accounts receivable totaling $3.7 million and $2.8 million, respectively, classified as accounts receivable on its consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivable is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivable by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable is written-off on a case by case basis, net of any amounts that may be collected. As of June 30, 2023 and December 31, 2022, no credit losses have been recorded by the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily represent amounts related to estimated refunds from the Australian Tax Office for eligible research and development expenditures, clinical trial and preclinical research agreements, and director and officer insurance.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years).

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For the Company's operating leases, if the interest rate used to determine the present value of future lease payments is not readily determinable, the Company estimates its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

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

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and development personnel as to the progress of studies, or other services being conducted. During the course of a study, the Company adjusts its rate of expense recognition if actual results differ from its estimates. The Company classifies its estimates for accrued research and development expenses as accrued expenses on the accompanying condensed consolidated balance sheet.

Australian Research and Development Tax Incentive

The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the filing entity must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying consolidated balance sheet. As of June 30, 2023 and December 31, 2022, the Company recorded $2.2 million and $1.0 million within prepaid and other current assets attributed to the Tax Incentive, respectively.

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

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed an ownership change analysis through June 30, 2023 pursuant to IRC Section 382 and determined that the Company’s ability to offset taxable income in 2023 is not expected to be impacted by ownership changes occurring prior to that date. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated, including those acquired through Bioniz. Further, the Company's deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company's tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company's effective tax rate.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Six Months Ended June 30,
	2023	2022
Common stock options	7,317,199	5,303,825
Common stock warrants	1,366,141	1,366,141
Total	8,683,340	6,669,966

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	June 30, 2023	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$22,754	$22,754	$-	$-
Total	$22,754	$22,754	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	December 31, 2022	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$11,916	$11,916	$-	$-
Total	$11,916	$11,916	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $9.0 million at December 31, 2022 approximated its fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of June 30, 2023 or December 31, 2022.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
June 30, 2023
U.S. treasury securities	1 or less	$22,784	$1	$(31)	$22,754
Total		$22,784	$1	$(31)	$22,754
December 31, 2022
U.S. treasury securities	1 or less	$12,006	-	(90)	$11,916
Total		$12,006	$-	$(90)	$11,916

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Clinical development	$4,397	$3,253
Accrued payroll and other employee benefits	1,841	2,975
Other accruals	661	472
Non-clinical research	638	465
Accrued interest	-	74
Total accrued expenses	$7,537	$7,239

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

6. Notes Payable

On September 30, 2019 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) pursuant to which the Company borrowed $10.0 million from the Lenders (the Term Loan), which represented the maximum amount the Company was permitted to borrow under the terms of the Loan Agreement.

The Term Loan was set to mature on June 1, 2024 (the Maturity Date) and was initially being repaid through interest-only payments, which originally extended through June 30, 2021, followed by 36 equal monthly payments of principal and interest. The Term Loan interest was at a floating per annum rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest was being accrued, plus (b) 3.00%.

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

Under the Loan Agreement, the Company was required to make a final payment of 5.00% of the original principal amount of the Term Loan drawn payable on the earlier of (i) the Maturity Date, (ii) the acceleration of the Term Loan in the event of a default, or (iii) the prepayment of the Term Loan (the Final Payment). The Company could prepay all, but not less than all, of the Term Loan upon 30 days’ advance written notice to the lender, provided that the Company was obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the Term Loan prepaid on or before the first anniversary of the applicable funding date, (ii) 2.00% of the principal amount of the Term Loan prepaid between the first and second anniversary of the funding date, and (iii) 1.00% of the principal amount of the Term Loan prepaid thereafter, and prior to the Maturity Date (each, a Prepayment Fee).

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

On May 25, 2023, the Company prepaid in full all amounts due and owing under, and terminated, the Loan Agreement. In connection with the prepayment and termination of the Loan Agreement, the Company paid a total of approximately $6.8 million, which consisted of (i) the remaining principal amount and interest outstanding of approximately $6.2 million as of the date of the repayment, (ii) a Prepayment Fee of approximately $62,000, (iii) the Final Payment of approximately $0.5 million, and (iv) the remainder for transaction expenses. As of June 30, 2023, the Company had no further obligations under the Loan Agreement.

The aggregate carrying amounts of the Term Loans were comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Principal	$-	$8,571
Add: accreted liability for final payment fee	-	430
Less: unamortized discount	-	(48)
Total	$-	$8,953

7. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla and previously in South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla expires in 2025, and the Company's leases of office space in La Jolla expire in 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payment which increases over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the six months ended June 30, 2023, is as follows (in thousands, except lease term and discount rate):

June 30, 2023
Balance sheet information
Right-of-use assets	$992
Lease liabilities, current	$416
Lease liabilities, non-current	609
Total lease liabilities	$1,025
Other information
Weighted average remaining lease term	2.67 years
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$260
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of June 30, 2023 were as follows (in thousands):

Year ending December 31,
2023 (remaining six months)	$240
2024	492
2025	219
2026	169
2027	28
Total undiscounted lease payments	1,148
Less: imputed interest	(123)
Total lease liabilities	$1,025

As of June 30, 2023, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

If Ono exercises the Option, Ono will pay the Company a one-time payment of an amount equal to JPY 5.0 billion, or approximately $34.8 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on August 3, 2023. The Company is also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

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

The Company recognized revenue of $9.1 million and $18.0 million under the Asset Purchase Agreement during the three and six months ended June 30, 2023, respectively. Such revenue was comprised of $6.8 million and $13.5 million associated with development funding for the three and six months ended June 30, 2023, respectively, and $2.3 million and $4.5 million was associated with the amortization of the upfront payment for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, aggregate deferred revenue related to the Asset Purchase Agreement was $20.2 million, which consisted of $14.2 million classified as current and $6.0 million as long-term.

As of June 30, 2023, the Company has received $24.4 million in cash related to aggregate development funding from Ono.

Biocon Collaboration and License Agreement

In May 2017, the Company entered into a collaboration and license agreement (which was amended in September 2018, April 2019, December 2019, April 2021 and November 2022), clinical supply agreement, investor rights agreement, and common stock purchase agreement (collectively License Agreements) with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Pursuant to the License Agreements, Biocon granted the Company an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab that uses Biocon technology or Biocon know-how (collectively a Biocon Product) in the United States, Canada, Australia and New Zealand (collectively Equillium Territory). The Company also has the right to sublicense through multiple tiers to third parties, provided such sublicenses comply with the terms of the License Agreements and the Company provides Biocon a copy of each sublicense agreement within 30 days of execution. If the Company grants a third party a sublicense of its rights to develop and commercialize Biocon Products in Australia or New Zealand, the Company will be required to pay Biocon a high double-digit percentage of any upfront payment the Company receives from such sublicensee for such sublicense, as well as a high double-digit percentage of any additional payments the Company receives from such sublicensee for such sublicense, including but not limited to royalty payments on net sales of Biocon Products by such sublicensee. Under the License Agreements, the Company granted back to Biocon a license to use its technology and know-how related to itolizumab and Biocon Products in certain countries outside of the Equillium Territory. Pursuant to the License Agreements, Biocon agreed to be the Company’s exclusive supplier of itolizumab clinical drug product. Biocon will provide clinical drug product at no cost for up to three concurrent orphan indications until the Company’s first U.S. regulatory approval and all other clinical drug product at Biocon’s cost. In addition, the Company has agreed to co-fund an ongoing Phase 2 clinical study of itolizumab in subjects with ulcerative colitis being conducted by Biocon in India.

In consideration of the rights granted to the Company by Biocon, the Company issued Biocon a total of 2,316,134 shares of its common stock.

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company's affiliates and the Company's sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company's affiliates (but not the Company's sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Should Ono exercise its option to acquire the Company's rights to itolizumab (EQ001), as described below, the aforementioned milestone payments and royalties potentially owed to Biocon would become Ono’s responsibility, and the potential royalties on sales of itolizumab outside of the Equillium Territory would be become Ono’s right. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of June 30, 2023, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of June 30, 2023, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 34,568,500 and 34,414,149 shares of common stock outstanding as of June 30, 2023 and December 31, 2022, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2023:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balance as of December 31, 2022	5,102,501	$4.11
Granted	2,321,300	$1.00
Exercised	-	$-
Forfeitures and cancellations	(106,602)	$4.23
Balance as of June 30, 2023	7,317,199	$3.13	7.96	$33
Options exercisable as of June 30, 2023	3,339,111	$4.11	6.76	$1

(a) Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2023 of $0.75 and the price of the underlying options.

At June 30, 2023, unamortized stock compensation for stock options was $6.3 million, with a weighted-average recognition period of 2.87 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$377	$397	$787	$942
General and administrative	557	905	1,185	1,658
Total	$934	$1,302	$1,972	$2,600

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	June 30, 2023	December 31, 2022
Stock options issued and outstanding	7,317,199	5,102,501
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	290,340	784,331
Employee stock purchase plan	1,114,887	925,963
Total	10,088,567	8,178,936

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

Income tax expense was $8,000 and $68,000 for the three and six months ended June 30, 2023, respectively. The Company's effective tax rate was (0.24%) and (0.94%) for the three and six months ended June 30, 2023, respectively. There was no income tax expense for the three and six months ended June 30, 2022.

11. Subsequent Events

Authorization of Stock Repurchase Program

In July 2023, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $7.5 million of shares of its common stock through December 31, 2024. Under the program, the Company may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as the Company’s board of directors or designated committee thereof may approve from time to time. To date, the Company has not repurchased any shares of its common stock pursuant to the repurchase program. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of the Company’s common stock, alternative investment opportunities, the Company's cash resources, restrictions under any of the Company’s agreements, corporate and regulatory requirements and market conditions. The Company expects to fund the repurchase of shares of its common stock, if any, under the program with existing cash and cash equivalents.

Repricing of Outstanding Options

On August 7, 2023, the Company’s board of directors approved an option repricing, which will be effective on the third business day following the filing of this Quarterly Report on Form 10-Q (the Effective Date). The repricing applies to outstanding options to purchase shares of the Company’s common stock that, as of the Effective Date, are held by the Company’s employees, officers and certain non-employee directors (the Outstanding Options), to the extent such Outstanding Options have an exercise price in excess of the closing trading price of the Company’s common stock on the Effective Date, and were granted under the Company’s 2017 Equity Incentive Plan or 2018 Equity Incentive Plan (the 2018 Plan). As of the Effective Date, all Outstanding Options will be immediately repriced such that the exercise price per share for such Outstanding Options will be reduced to the closing trading price of the Company’s common stock on the Effective Date, except that a premium exercise price will apply for certain exercises, as further described below. The Outstanding Options that are repriced on the Effective Date (the Repriced Options) will include the Outstanding Options held by the Company’s executive officers and certain non-employee directors.

If a Repriced Option is exercised prior to the Retention Period End Date (as defined below), or the optionholder’s employment or service terminates under certain circumstances prior to the Retention Period End Date, the optionholder will be required to pay a premium price equivalent to the original exercise price per share of the Repriced Options. The “Retention Period End Date” means the earliest of (i) the date 18 months following the Effective Date, (ii) a Change in Control (as defined in the 2018 Plan), and (iii) the optionholder’s termination of Continuous Service (as defined in the 2018 Plan) as a result of death, disability or certain other not for Cause (as defined in the 2018 Plan) terminations.

In addition to the amendment to the exercise prices of the Repriced Options, any Repriced Options that were previously Incentive Stock Options will be amended to become Nonstatutory Stock Options (each as defined in the 2018 Plan). There will be no changes to the number of shares, the vesting schedule or the expiration date of the Repriced Options.

The Company’s board of directors approved the repricing after careful consideration of various alternatives and a review of other applicable considerations with the Company’s independent compensation consultant, outside legal counsel, the recommendation of the compensation committee of the Company’s board of directors and the determination by a disinterested director who did not have any options subject to the repricing that the repricing was fair, just and reasonable as to the Company and its stockholders. The Company’s board of directors effectuated the repricing, with the Retention Period End Date, which is permitted under the terms of the Company’s applicable equity plans, to realign the value of the Repriced Options with their intended purpose, which is to retain and motivate the holders of the Repriced Options to continue to work in the best interests of the Company and its stockholders. Prior to the repricing, many of the Repriced Options had exercise prices well above the recent market prices of the Company’s common stock.

The Company is in the process of evaluating the total incremental cost of the repricing in the Company’s condensed consolidated financial statements.

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

Our current clinical-stage product candidates consist of EQ101, EQ102 and itolizumab (EQ001). We are focused on developing EQ101, EQ102 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders. Our novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous therapeutic areas, including dermatology, gastroenterology, transplant science, hematology, rheumatology, oncology and pulmonology.

We acquired the exclusive worldwide rights to EQ101 and EQ102 through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. Through the acquisition we expanded our immunology pipeline with first-in-class immuno-inflammatory product candidates across a range of development stages and obtained a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates. EQ101 and EQ102 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs in a number of immuno-inflammatory indications. EQ101 is a first-in class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, and EQ102 is a first-in class, selective, bi-specific inhibitor of IL-15 and IL-21. In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 administered subcutaneously, or SC, in up to 64 healthy volunteers in Australia. Data from the single ascending dose and multiple ascending dose cohorts is expected in the second half of 2023. We are planning an additional part to the study which will evaluate the biological activity of EQ102 in subjects with celiac disease. Data from the celiac disease patient cohort is anticipated in 2024. In November 2022, we initiated a Phase 2 proof-of-concept clinical study of EQ101 that is expected to enroll approximately 30 subjects with alopecia areata, or AA, in Australia and New Zealand. We expect to report initial data from the Phase 2 study of EQ101 for the treatment of AA in the second half of 2023 and topline data in mid-2024.

We acquired our rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon) in May 2017, which has been subsequently amended, or Biocon License. Itolizumab (EQ001) is a first-in-class monoclonal antibody that selectively targets the immune checkpoint receptor CD6, which plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking that drives a number of immuno-inflammatory diseases across multiple therapeutic areas. In March 2022, we initiated EQUATOR, a global Phase 3 pivotal clinical study of itolizumab (EQ001) in 200 patients with acute graft-versus-host disease, or aGVHD. The decision to initiate the EQUATOR study was based on findings from our completed Phase 1b clinical study in aGVHD, called EQUATE, and feedback from both the U.S. Food and Drug Administration, or FDA, and leading physicians in the field of hematopoietic stem cell transplantation. We expect the interim review of EQUATOR data of the first 100 subjects by the Data Safety Monitoring Committee will occur in 2024. We are also conducting the Type B portion of EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with lupus/lupus nephritis, or LN. We expect to report topline data from the Type B portion of the EQUALISE trial in early 2024. The Type A portion of the study has been completed, and was a multiple ascending dose, or MAD, study involving 35 systemic lupus erythematosus, or SLE, patients to evaluate the safety, tolerability, pharmacokinetics/pharmacodynamics, or PK/PD, and clinical activity of itolizumab (EQ001) administered SC. We are also collaborating with Biocon and co-funding a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis. The study, which is being conducted by Biocon in India and commenced in November 2022, is a randomized, double-blinded, placebo-controlled clinical study in up to 90 subjects, to evaluate the safety and efficacy of itolizumab in patients with moderate to severe ulcerative colitis.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $34.8 million based on the currency exchange rate quoted by MUFG Bank, Ltd on August 3, 2023. We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications, or INDs, conducting clinical development of our product candidates, conducting business development activities such as the acquisition of Bioniz, the Asset Purchase Agreement with Ono and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from the Asset Purchase Agreement related to the one-time, upfront payment from Ono in exchange for the Option as well as from the itolizumab (EQ001) development funding from Ono. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the six months ended June 30, 2023 and 2022, our net losses were $7.3 million and $51.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $179.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of EQ101, EQ102 and itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of our product candidates, potentially acquire additional products and/or product candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2023, including after giving effect to our stock repurchase program, will enable us to fund our operations into 2025.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for EQ101, EQ102, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Further, under the Asset Purchase Agreement with Ono, our revenues related to itolizumab (EQ001) are limited to the upfront option fee already received, reimbursement of our development costs of itolizumab (EQ001) during the option period, and the potential option exercise fee and potential milestone payments. If Ono does not exercise its Option, we would not expect to generate any revenues from product sales of itolizumab (EQ001) unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001), which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. On March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. We currently have full access to and control over all of our cash, cash equivalents and short-term investments. In addition, because a substantial majority of our cash, cash equivalents and short-term investments are held at a financial institution unaffiliated with SVB, we do not expect any material impact to our operations directly related to the closure of SVB, but we may in the future be adversely impacted. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. For the three and six months ended June 30, 2023, our revenues were derived from development funding from Ono and recognition of deferred revenue associated with the upfront payment from Ono. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, including further revenue such as development funding and potential option exercise and milestone payments from the Asset Purchase Agreement with Ono, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of EQ101, EQ102, itolizumab (EQ001) if Ono does not exercise its option, and any future product candidates. If we fail to complete the development of EQ101, EQ102, itolizumab (EQ001) or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

If Ono exercises the Option, we will receive JPY 5.0 billion, or approximately $34.8 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on August 3, 2023. We are also eligible to receive up to $101.4 million upon achievement of certain development and commercialization milestones.

We are responsible for conducting all research and development of itolizumab, which will be funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

During the three and six months ended June 30, 2023, we recognized $9.1 million and $18.0 million, respectively, of revenue under the Asset Purchase Agreement.

As of June 30, 2023, aggregate deferred revenue related to the Asset Purchase Agreement was $20.2 million.

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

Interest Expense

Interest expense consists of interest and amortization of discounts on our prior term loans payable.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$9,124	$-	$18,003	$-
Research and development	9,610	9,488	18,882	20,251
Acquired in-process research and development	-	-	-	23,049
General and administrative	3,105	4,064	6,820	7,581
Interest expense	(259)	(259)	(491)	(515)
Interest income	627	64	1,266	90
Other expense, net	(112)	(382)	(291)	(240)
Income tax expense	8	-	68	-

Revenue

During the three and six months ended June 30, 2023, we recognized revenue of $9.1 million and $18.0 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended June 30, 2023, development funding represented $6.8 million and amortization of the upfront payment represented $2.3 million. For the six months ended June 30, 2023, development funding represented $13.5 million and amortization of the upfront payment represented $4.5 million. There was no revenue recognized during the three and six months ended June 30, 2022.

Research and Development Expenses

Research and development expenses were $9.6 million and $18.9 million for the three and six months ended June 30, 2023, respectively, compared to $9.5 million and $20.3 million for the three and six months ended June 30, 2022, respectively.

The increase of $0.1 million in research and development expenses for the three months ended June 30, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$1.1 million increase in clinical development expenses, primarily driven by our EQ101, EQ102 and EQUATOR clinical studies, partially offset by lower costs for our other itolizumab (EQ001) clinical studies and further offset by a
•
$0.5 million increase in the estimated Tax Incentive benefit from the Australian Tax Office, or ATO, offsetting our research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia;
•
$0.2 million decrease in non-clinical research expenses;
•
$0.2 million decrease in employee compensation and benefits, primarily related to decreased headcount; and
•
$0.1 million decrease in consulting expenses.

The decrease of $1.4 million in research and development expenses for the six months ended June 30, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$1.2 million increase in the estimated Tax Incentive benefit from the ATO, offsetting our research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia;
•
$1.3 million decrease in employee compensation and benefits, primarily related to decreased headcount;
•
$0.9 million decrease in non-clinical research expenses;
•
$0.4 million decrease in transaction costs associated with the Bioniz asset acquisition, primarily legal expenses; offset by a
•
$2.3 million increase in clinical development expenses, primarily driven by our EQ102, EQUATOR and EQ101 clinical studies, partially offset by lower costs for our other itolizumab (EQ001) clinical studies; and
•
$0.1 million increase in consulting expenses.

Acquired In-Process Research and Development Expenses

There were no acquired in-process research and development expenses in the three months ended June 30, 2022, whereas there was $23.0 million of such expenses in the six months ended June 30, 2022. The acquired in-process research and development expenses in the first quarter of 2022 resulted from accounting for the Bioniz acquisition as an asset acquisition based on a determination that the product candidates acquired had no alternative future use. The consideration in excess of the tangible net liabilities acquired was expensed. There were no such expenses for the three and six months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $6.8 million for the three and six months ended June 30, 2023, respectively, compared to $4.1 million and $7.6 million for the three and six months ended June 30, 2022, respectively.

The decrease of $1.0 million in general and administrative expenses for the three months ended June 30, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$0.4 million decrease in employee compensation and benefits primarily driven by lower non-cash stock-based compensation expenses;
•
$0.4 million decrease in legal and other professional fees; and a
•
$0.2 million decrease in consulting expenses.

The decrease of $0.8 million in general and administrative expenses for the six months ended June 30, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$0.5 million decrease in employee compensation and benefits primarily driven by lower non-cash stock-based compensation expenses;
•
$0.2 million decrease in consulting expenses;
•
$0.2 million decrease in directors and officers insurance expenses; offset by a
•
$0.1 million increase in audit-related fees.

Interest Expense

Interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. Interest expense consists of interest on our prior term notes payable.

Interest Income

Interest income was $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively, compared to $0.1 million for both the three and six months ended June 30, 2022. The increase in interest income can be attributed to higher average interest rates in 2023 compared to 2022.

Other Expense, net

Other expense, net was $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, compared to $0.4 million and $0.2 million for the three and six months ended June 30, 2022, respectively. The change in both the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by changes in net foreign currency transaction gains and losses.

Income Tax Expense

Income tax expense was $8,000 and $68,000 for the three and six months ended June 30, 2023, respectively. Our effective tax rate was (0.24%) and (0.94%) for the three and six months ended June 30, 2023, respectively. There was no income tax expense for the three and six months ended June 30, 2022.

Liquidity and Capital Resources

From inception through June 30, 2023, we have financed our operations primarily through the sale of equity and debt securities. In addition, we have generated proceeds from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of June 30, 2023, we had $25.6 million in cash and cash equivalents and $22.8 million in short-term investments.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $34.8 million based on the currency exchange rate quoted by MUFG Bank Ltd. on August 3, 2023.

We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones. As of June 30, 2023, we have not received the option exercise payment or any milestone payments.

We are responsible for conducting all research and development of itolizumab, which will be funded by Ono on a quarterly basis from July 1, 2022, through the option period. The option period will expire three months following the delivery of topline data from the EQUALISE study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

As of June 30, 2023, we have received $24.4 million in development funding from Ono.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, including potential new indications. We expect that our primary uses of capital will be for clinical development, non-clinical research, manufacturing and product supply, potential acquisition of new products, potential repurchases of shares of our common stock under our stock repurchase program, legal and other regulatory compliance, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the program, we may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. To date, we have not repurchased any shares of our common stock pursuant to the repurchase program. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions. We expect to fund the repurchase of shares of our common stock, if any, under the program with existing cash and cash equivalents.

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2023, including after giving effect to our stock repurchase program, will enable us to fund our currently planned operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ101, EQ102 and itolizumab (EQ001) or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
whether Ono exercises its option and the extent to which milestones payments, if any, are received:
•
the initiation, progress, timing, costs and results of our ongoing and future clinical studies of EQ101, EQ102, itolizumab (EQ001) and other product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine and recent bank failures;
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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $179.7 million as of June 30, 2023. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, and any our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Note 7 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including the Biocon License. For further details on the potential contingent payments related to our acquisition of Bioniz and related to the Biocon License, see Notes 5 and 8 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(14,210)	$(23,393)
Investing activities	(10,181)	(3,294)
Financing activities	(9,047)	141
Effect of exchange rate changes on cash	(45)	(12)
Net decrease in cash and cash equivalents	$(33,483)	$(26,558)

Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $14.2 million compared to $23.4 million during the six months ended June 30, 2022. The primary driver of the change in cash used in operating activities was the receipt of $12.2 million in development funding from Ono in the six months ended June 30, 2023.

Investing Activities

Net cash used in investing activities was $10.2 million during the six months ended June 30, 2023. We purchased $37.2 million of short-term investments, which was partially offset by the maturing of $27.0 million of our short-term investments during the period.

Net cash used in investing activities was $3.3 million during the six months ended June 30, 2022. We purchased $15.0 million of short-term investments, which was partially offset by the maturing of $11.3 million of our short-term investments during the period. Purchases of property and equipment during the six months ended June 30, 2022 totaled $0.3 million. As a result of the Bioniz acquisition, we acquired cash totaling $0.7 million in the six months ended June 30, 2022.

Financing Activities

Net cash used in financing activities totaled $9.0 million during the six months ended June 30, 2023, driven by payments totaling $9.1 million related to our former loan and security agreement with Oxford Finance LLC and SVB, or Loan Agreement, offset by $0.1 million of cash received from employee stock purchases related to our Employee Stock Purchase Plan.

On May 25, 2023, we terminated our Loan Agreement and prepaid in full all outstanding amounts. The total payments made in the six months ended June 30, 2023 were $9.1 million, comprised of (i) principal amounts outstanding as of December 31, 2022 totaling $8.6 million, (ii) a prepayment fee of approximately $62,000, and (iii) a final payment fee of approximately $0.5 million. As of June 30, 2023, we had no further obligations under the Loan Agreement.

Net cash provided by financing activities of $0.1 million during the six months ended June 30, 2022 was attributed to cash received from employee stock purchases related to our Employee Stock Purchase Plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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
•
We are highly dependent on the successful development of our current product candidates, EQ101, EQ102 and itolizumab (EQ001), and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
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
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success; and
•
If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three INDs, conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz in February 2022 and the Asset Purchase Agreement with Ono in December 2022, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the six months ended June 30, 2023 and the year ended December 31, 2022, our net losses were $7.3 million and $62.4 million, respectively. As of June 30, 2023, we had an accumulated deficit of $179.7 million. We expect to incur operating losses for the foreseeable future as we execute our plan to advance our research and development activities into later stages of clinical development, ramp up clinical development of EQ101 and EQ102, perform discovery research and conduct formulation and device development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire additional personnel and protect our intellectual property. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion of our pipeline may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval of these product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop or acquire and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical studies of our product candidates, obtaining marketing approvals of our product candidates, manufacturing, marketing and selling our product candidates if we obtain marketing approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval of and commercializing our product candidates, we may never generate revenues that are significant enough to achieve profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional funding to continue and complete the development and any commercialization of EQ101 and EQ102, and if Ono does not exercise its option, itolizumab (EQ001), and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

We expect our expenses to increase substantially during the next few years. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and non-clinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval of any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

As of June 30, 2023, we had $48.4 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2023, including after giving effect to the stock repurchase program, will enable us to fund our operations into 2025. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. In addition, we may use up to $7.5 million of our cash and cash equivalents to repurchase shares of our common stock under our stock repurchase program. The timing and amount of any such repurchases will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions.

We do not have sufficient funds to complete the clinical development of EQ101 or EQ102, and if Ono does not exercise its option, itolizumab (EQ001), through regulatory approvals for our current indications. We will need to raise substantial additional capital, and even more if we make any repurchases of shares of our common stock under our stock repurchase program, to complete the development and commercialization of each of those product candidates, which additional capital may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, such as our Asset Purchase Agreement with Ono, or cause our stockholders to incur substantial dilution.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical studies of our product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks;
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
•
whether and to what extent we make repurchases of shares of our common stock under our stock repurchase program; and
•
the cost associated with commercializing our product candidates if any are approved for commercial sale.

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Under the Asset Purchase Agreement with Ono, we received a one-time, upfront payment of JPY 3.5 billion, or approximately $26.4 million, and are (i) entitled to receive a one-time payment of JPY 5.0 billion, or approximately $34.8 million (based on the currency exchange rate quoted by MUFG Bank, Ltd. on August 3, 2023) if Ono exercises its exclusive option to acquire our rights to itolizumab and (ii) eligible to receive up to $101.4 million upon the achievement of certain milestones. However, there is no assurance that Ono will exercise its option or that we will ever receive any milestone payments. Additionally, due to the risks associated with foreign exchange rates, if Ono exercises the Option, the one-time upfront payment of JPY 5.0 billion may result in a USD value that is significantly less than expected. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, the conflict between Russia and Ukraine, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful development of our current product candidates, EQ101, EQ102 and itolizumab (EQ001), and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval of and then successfully commercialize EQ101, EQ102 and itolizumab (EQ001), in any of the indications for which we are currently planning to develop them, including treatment of AA with EQ101, treatment of celiac disease with EQ102, or treatment of aGVHD and LN with itolizumab (EQ001), which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval of any product candidate.*

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 study in uncontrolled asthma has been completed, but the Phase 1 study in lupus/LN and the Phase 3 study in aGVHD are currently ongoing. In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia, and in November 2022 we initiated a Phase 2 clinical study of EQ101 in subjects with AA in Australia. We currently have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and LN. Through the acquisition of Bioniz, we have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of our product candidates. The success of our product candidates will further depend on factors such as:

•
completion of our ongoing and future clinical studies and preclinical studies with favorable results, including activities that may be adversely impacted by public health epidemics or outbreaks;
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

If serious adverse events occur with patients using itolizumab as an approved therapy or during any clinical studies, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities, including the FDA, may delay, limit or deny approval of itolizumab (EQ001), suspend our clinical development of itolizumab (EQ001), or require us to conduct additional clinical studies as a condition of marketing approval, which would increase our costs and adversely impact our business. If we receive regulatory approval of itolizumab (EQ001) and a new and serious safety issue is identified in connection with the commercial use of ALZUMAb or ALZUMAb-L or in clinical studies, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell itolizumab. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize itolizumab (EQ001) and could potentially adversely impact our ability to conduct clinical development of itolizumab (EQ001).

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

We are party to an exclusive license agreement with Biocon, pursuant to which we initially acquired an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab in the United States and Canada and which was later amended to grant us the same exclusive license in Australia and New Zealand as well, or, collectively, the Equillium Territory. We are obligated, under this agreement, to achieve certain development milestones within specified timeframes in order to retain all of the licensed rights. Certain of such milestones are largely outside of our control. We are also obligated to use commercially reasonable efforts to develop and seek regulatory approval of, and if regulatory approval is obtained, to commercialize, itolizumab in the Equillium Territory and to secure funding for the development of itolizumab in two or more indications. Further, we are obligated to make certain cash milestone payments to Biocon upon completion of certain regulatory approval and commercial milestones and are required to pay royalties to Biocon on net sales of itolizumab, if approved. Though we believe that the royalty rates and milestone payments are reasonable in light of our business plan, we will require large amounts of capital to satisfy these obligations. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical studies, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment when due or, if we fail to achieve the development milestones within the timeframes required by the license agreement, or to satisfy our general diligence obligation to use commercially reasonable efforts to develop, register and commercialize itolizumab and to secure funding for the development of itolizumab in two or more indications, Biocon may have the right to limit the scope of our license or terminate the agreement and all of our rights to develop and commercialize itolizumab.

We are and may become further dependent on Ono for funding the clinical development and commercialization of itolizumab (EQ001). If Ono terminates our Asset Purchase Agreement, does not exercise its option, or does not achieve the milestones specified in the Asset Purchase Agreement, our business and financial condition would be adversely impacted.*

In December 2022, we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001), which option expires three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD. During the option period, we will be responsible for conducting all research and development of itolizumab (EQ001), which will be funded by Ono on a quarterly basis commencing July 1, 2022. If Ono fails to provide such funding, our financial condition and ability to conduct continued research and development of itolizumab (EQ001) would be adversely affected.

In the event that Ono exercises its option to acquire our rights to itolizumab (EQ001), we would no longer control the clinical development and potential commercialization of itolizumab (EQ001). Per the Asset Purchase Agreement and depending on Ono’s election, we may conduct and be compensated for certain activities on Ono’s behalf, but we would not control any itolizumab (EQ001) activities. Ono would be responsible for filing future applications with the FDA or other regulatory authorities for approval of itolizumab (EQ001) and will be the owner of any marketing approvals of itolizumab (EQ001) issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve itolizumab (EQ001), Ono would also be responsible for the launch, marketing and sale of the resulting product. However, we cannot control whether Ono will devote sufficient attention and resources to the clinical development of itolizumab (EQ001) or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve itolizumab (EQ001), Ono may elect not to proceed with the commercialization of the resulting product in one or more countries. If the development of itolizumab (EQ001) does not progress for these or any other reasons, we would be prevented from obtaining further revenues, including certain development and commercialization milestones, from itolizumab (EQ001) and from otherwise realizing the benefit of such transaction, which could harm our business.

The development and commercialization of biopharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals of our product candidates in any of the indications for which we plan to develop them, or any future product candidates, on a timely basis or at all.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our current product candidates, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of a new therapeutic product in the United States requires the submission of an NDA or a BLA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA for that product. An NDA or BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Similar submissions are required for approval by the relevant regulatory authority in other territories outside the United States before a therapeutic product can be marketed.

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

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained approval of any product from the FDA or any other applicable regulatory authority. This lack of experience may impede our ability to obtain FDA or any other applicable regulatory approval in a timely manner, if at all, of our product candidates.

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
•
impacts and risks associated with global health epidemics or outbreaks;
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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical studies, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to continue our ongoing or initiate our future clinical studies of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other applicable regulatory authorities. Multiple factors could contribute to such challenges of enrolling our clinical studies, including impacts related to public health epidemics or outbreaks, which have previously adversely impacted enrollment in our clinical studies. In addition, some of our competitors may have ongoing clinical studies for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical studies may instead enroll in clinical studies of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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
•
proximity and availability of clinical study sites for prospective patients; and
•
impacts and risks associated with global health epidemics or outbreaks.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular biopharmaceutical product, biopharmaceutical product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval of, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Also, we are utilizing sites from a variety of countries outside of the United States in our pivotal Phase 3 clinical study of itolizumab (EQ001) in aGVHD, including sites in Europe, Asia and elsewhere. Our Phase 2 clinical study of EQ101 in subjects with AA is being conducted in Australia and New Zealand, and our Phase 1 first-in-human clinical study of EQ102 in healthy volunteers and subjects with celiac disease is being conducted in Australia. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

Even if we receive regulatory approval of any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any of our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*

Any regulatory approvals of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical studies, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves any product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for the product will be subject to extensive and ongoing regulatory requirements, which can be costly and time consuming. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical studies that we conduct post-approval. We must incur significant expenses and spend time and effort to ensure compliance with these complex regulations. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our contracted manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

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

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.*

The development and commercialization of new products is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop drugs and biologics for the treatment of immuno-inflammatory diseases. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop, or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval of their products more rapidly than we may obtain approval of ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

We are aware that other products addressing the same indications as EQ101, EQ102 and itolizumab (EQ001) are in development, and some have been approved. For the treatment of AA, Eli Lilly and Company has received FDA approval of Olumiant, and Pfizer Inc. has recently received FDA approval of Litfulo. Other private and public companies involved in AA drug development include Arcutis Biotherapeutics, Inc., ASLAN Pharmaceuticals Limited, Concert Pharmaceuticals, Inc. (acquired by Sun Pharmaceutical Industries Ltd.), Forte Biosciences, Inc., Horizon Therapeutics plc, Legacy Healthcare, Pfizer Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited. There are no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Anokion SA, Calypso Biotech BV, Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc., Protagonist Therapeutics, Inc., Provention Bio, Theriva Biologics, Inc., Takeda Pharmaceuticals, and Zedira GmbH. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD in 2019. Other private and public companies with development programs in first-line and steroid refractory aGVHD, including AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Shenzhen Xbiome Biotech, Co., Ltd., VectivBio Holding AG, and Zelgen Biopharmaceuticals Co., Ltd. There are currently two approved therapies for the treatment of LN: GlaxoSmithKline’s Benlysta, approved in 2020, and Aurinia Pharmaceuticals’ Lupkynis, approved in January 2021. Other private and public companies involved in LN drug development include Amgen Inc., AstraZeneca plc, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., Horizon Therapeutics plc, Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

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

Obtaining coverage and adequate reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our approved products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting pharmaceutical prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

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

In addition, there are risks associated with large scale manufacturing for clinical studies or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability and delivery of raw materials. Even if we obtain regulatory approval of our product candidates or any future product candidates, there is no assurance that our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Further, our contracted manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics. If our manufacturers are unable to produce sufficient quantities for clinical studies or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical studies or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals of EQ101, EQ102, itolizumab (EQ001) or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, the new unitary patent system that came into effect in June 2023 would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2023, we had 47 full-time employees. As we advance the clinical development of EQ101, EQ102 and itolizumab (EQ001), and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If EQ101, EQ102, itolizumab (EQ001), or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services. As more of our employees work from home, utilizing network connections outside our premises, a trend driven by the COVID-19 pandemic, there is an increased risk to our information technology systems and data.

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

Recently, the UK has implemented an International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework has been introduced, (the latter of which allows for transfers of personal data for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), but these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We determined that we experienced one or more ownership changes prior to June 30, 2023, however, our ability to utilize NOLs to offset taxable income in the current year is not expected to be significantly impacted. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income in the future (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

In November 2019, OFAC notified us that after careful consideration, which included consultation with the FDA, OFAC determined that itolizumab (EQ001) falls within the definition of “Cuban-origin pharmaceutical” and, as such, the general licenses at section 515.547(b) and (c) of the CACR authorize the conduct of clinical studies for itolizumab (EQ001) for the purpose of seeking approval of the drug from the FDA. Thus, no further authorization is required from OFAC at this time for our ongoing and future clinical studies of itolizumab (EQ001).

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The IRA’s drug pricing reforms have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business.

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

If any of our services providers are characterized as employees, we would be subject to employment and tax withholding liabilities and other additional costs.*

We rely on independent contractors to provide certain services to us. We structure our relationships with these outside services providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. We are aware of a number of judicial decisions and legislative proposals that could bring about major changes in the way workers are classified, including the California legislature’s passage of California Assembly Bill 5, which California Governor Gavin Newsom signed into law in September 2019, or AB 5, and Assembly Bill 2257, or AB 2257, which went into effect in September 2020 and amended certain portions of AB 5. AB 5 and AB 2257 are often referred to collectively simply as AB 5. AB 5 purports to codify the holding of the California Supreme Court’s unanimous decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, which introduced a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. While AB 5 exempts certain licensed health care professionals, including physicians and psychologists, not all of our independent contractors work in exempt occupations. There has been little guidance from the regulatory authorities charged with enforcing AB 5, and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions might enact similar laws. As a result, there is significant uncertainty regarding what the state, federal and foreign worker classification regulatory landscape will look like in future years. The current economic climate indicates that the debate over worker classification will continue for the foreseeable future. If such regulatory authorities or state, federal or foreign courts were to determine that our services providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes and other costs and subject to penalties. As a result, any determination that the service providers we characterize as independent contractors should be classified as employees could adversely impact our business, financial condition and results of operations.

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
•
the size of our market float;
•
our implementation and execution of a stock repurchase program;
•
delays or other adverse impacts to our clinical studies from global health epidemics or outbreaks; and
•
any other factors discussed in this report.

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, bank failures and the conflict between Russia and Ukraine, that have affected and may continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of August 7, 2023, we had 34,568,500 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We cannot guarantee that our stock repurchase program will be consummated or will enhance stockholder value, and share repurchases could affect the price of our common stock.*

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the stock repurchase program, we may repurchase shares of common stock during the term of the stock repurchase program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. To date, we have not repurchased any shares of our common stock pursuant to the stock repurchase program, and there can be no assurances that we will do so in the future.

Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions.

Repurchases of shares of common stock could affect the market price of our common stock, increase their volatility or diminish our cash reserves, which may impact our ability to finance our future operations. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so, and short-term share price fluctuations could reduce the program’s effectiveness.

In addition, any future stock repurchases will likely reduce our “public float,” (i.e., the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets). A reduction in our public float may reduce the volume of trading in our shares of common stock and result in reduced liquidity, which, in each case, may cause fluctuations in the trading price of our common stock unrelated to our performance.

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

We or the parties upon whom we depend on may be adversely affected by earthquakes, fires, other natural disasters, or other sudden, unforeseen and severe adverse events, including public health epidemics or outbreaks, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Our headquarters and main research facility are located in the Greater San Diego Area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, including public health epidemics or outbreaks, that could impact our business. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical studies, our development plans and business. For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical studies, may be significantly impacted and may result in higher costs of drug product and adversely harm our business.

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

Item 5. Other Information

Repricing of Outstanding Options

On August 7, 2023, our board of directors approved an option repricing, which will be effective on the third business day following the filing of this Quarterly Report on Form 10-Q, or the Effective Date. The repricing applies to outstanding options to purchase shares of our common stock that, as of the Effective Date, are held by our employees, officers and certain non-employee directors, or the Outstanding Options, to the extent such Outstanding Options have an exercise price in excess of the closing trading price of our common stock on the Effective Date, and were granted under our 2017 Equity Incentive Plan or 2018 Equity Incentive Plan, or the 2018 Plan. As of the Effective Date, all Outstanding Options will be immediately repriced such that the exercise price per share for such Outstanding Options will be reduced to the closing trading price of our common stock on the Effective Date, except that a premium exercise price will apply for certain exercises, as further described below. The Outstanding Options that are repriced on the Effective Date, or the Repriced Options, will include the Outstanding Options held by our executive officers and certain non-employee directors.

If a Repriced Option is exercised prior to the Retention Period End Date (as defined below), or the optionholder’s employment or service terminates under certain circumstances prior to the Retention Period End Date, the optionholder will be required to pay a premium price equivalent to the original exercise price per share of the Repriced Options. The “Retention Period End Date” means the earliest of (i) the date 18 months following the Effective Date, (ii) a Change in Control (as defined in the 2018 Plan), and (iii) the optionholder’s termination of Continuous Service (as defined in the 2018 Plan) as a result of death, disability or certain other not for Cause (as defined in the 2018 Plan) terminations.

In addition to the amendment to the exercise prices of the Repriced Options, any Repriced Options that were previously Incentive Stock Options will be amended to become Nonstatutory Stock Options (each as defined in the 2018 Plan). There will be no changes to the number of shares, the vesting schedule or the expiration date of the Repriced Options.

Our board of directors approved the repricing after careful consideration of various alternatives and a review of other applicable considerations with our independent compensation consultant, outside legal counsel, the recommendation of the compensation committee of our board of directors and the determination by a disinterested director who did not have any options subject to the repricing that the repricing was fair, just and reasonable as to us and our stockholders. Our board of directors effectuated the repricing, with the Retention Period End Date, which is permitted under the terms of our applicable equity plans, to realign the value of the Repriced Options with their intended purpose, which is to retain and motivate the holders of the Repriced Options to continue to work in the best interests of us and our stockholders. Prior to the repricing, many of the Repriced Options had exercise prices well above the recent market prices of our common stock.

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

10.1#*	Collaboration and License Agreement, dated May 22, 2017, by and between the Registrant and Biocon SA (which was subsequently assigned to Biocon Limited effective March 2018).

10.2#*	Clinical Supply Agreement, dated May 22, 2017, by and between Registrant and Biocon SA (which was subsequently assigned to Biocon Limited effective March 2018).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Registrant's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

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

Date: August 9, 2023	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial and Accounting Officer)