Form 10-Q
period 2023-09-30
Equillium, Inc.
filed 2023-11-08
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38692

EQUILLIUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1554746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2223 Avenida de la Playa, Suite 105, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 412-5302

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EQ	The Nasdaq Capital Market

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

As of November 6, 2023, the registrant had 35,119,248 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,382	$59,107
Short-term investments	11,924	11,916
Accounts receivable	3,769	2,838
Prepaid expenses and other current assets	3,836	2,874
Total current assets	53,911	76,735
Operating lease right-of-use assets	922	1,191
Property and equipment, net	313	391
Other assets	79	104
Total assets	$55,225	$78,421
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,635	$3,977
Accrued expenses	8,304	7,239
Current portion of deferred revenue	15,832	14,700
Current portion of notes payable	-	5,714
Current portion of operating lease liabilities	428	408
Total current liabilities	28,199	32,038
Long-term notes payable	-	3,239
Long-term deferred revenue	2,420	10,378
Long-term operating lease liabilities	498	824
Total liabilities	31,117	46,479
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 35,119,248 and 34,414,149 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	207,045	204,268
Accumulated other comprehensive income	458	76
Accumulated deficit	(183,398)	(172,405)
Total stockholders' equity	24,108	31,942
Total liabilities and stockholders' equity	$55,225	$78,421

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Revenue	$8,870	$-	$26,873	$-
Operating expenses:
Research and development	8,974	8,771	27,855	29,022
Acquired in-process research and development	-	-	-	23,049
General and administrative	3,519	4,466	10,340	12,047
Total operating expenses	12,493	13,237	38,195	64,118
Loss from operations	(3,623)	(13,237)	(11,322)	(64,118)
Other income (expense), net:
Interest expense	-	(267)	(491)	(782)
Interest income	551	130	1,817	219
Other expense, net	(142)	(281)	(433)	(520)
Total other income (expense), net	409	(418)	893	(1,083)
Loss before income taxes	(3,214)	(13,655)	(10,429)	(65,201)
Income tax expense	496	-	564	-
Net loss	$(3,710)	$(13,655)	$(10,993)	$(65,201)
Other comprehensive income, net:
Unrealized gain (loss) on available-for-sale securities, net	19	69	78	(165)
Foreign currency translation gain	99	273	304	496
Total other comprehensive income, net	118	342	382	331
Comprehensive loss	$(3,592)	$(13,313)	$(10,611)	$(64,870)
Net loss per share, basic and diluted	$(0.11)	$(0.40)	$(0.32)	$(1.95)
Weighted-average number of common shares outstanding, basic and diluted	34,878,700	34,352,084	34,582,574	33,512,611

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505
Issuance of common stock for Bioniz acquisition	4,820,230	1	22,541	-	-	22,542
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,298	-	-	1,298
Other comprehensive loss	-	-	-	(316)	-	(316)
Net loss	-	-	-	-	(37,417)	(37,417)
Balance at March 31, 2022	34,275,898	$3	$200,475	$(454)	$(147,394)	$52,630
Issuance of common stock under employee stock purchase plan	76,186	-	141	-	-	141
Vesting of restricted stock liability	-	-	18	-	-	18
Stock-based compensation expense	-	-	1,302	-	-	1,302
Other comprehensive income	-	-	-	305	-	305
Net loss	-	-	-	-	(14,129)	(14,129)
Balance at June 30, 2022	34,352,084	$3	$201,936	$(149)	$(161,523)	$40,267
Vesting of restricted stock liability	-	-	17	-	-	17
Stock-based compensation expense	-	-	1,189	-	-	1,189
Other comprehensive income	-	-	-	342	-	342
Net loss	-	-	-	-	(13,655)	(13,655)
Balance at September 30, 2022	34,352,084	$3	$203,142	$193	$(175,178)	$28,160

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942
Stock-based compensation expense			1,038			1,038
Other comprehensive income				229		229
Net loss					(3,940)	(3,940)
Balance at March 31, 2023	34,414,149	$3	$205,306	$305	$(176,345)	$29,269
Issuance of common stock under employee stock purchase plan	154,351	-	86	-	-	86
Stock-based compensation expense	-	-	934	-	-	934
Other comprehensive income	-	-	-	35	-	35
Net loss	-	-	-	-	(3,343)	(3,343)
Balance at June 30, 2023	34,568,500	$3	$206,326	$340	$(179,688)	$26,981
Issuance of common stock for Bioniz acquisition	849,133	-	-	-	-	-
Common stock repurchased	(298,385)	-	(260)	-	-	(260)
Stock-based compensation expense	-	-	979	-	-	979
Other comprehensive income	-	-	-	118	-	118
Net loss	-	-	-	-	(3,710)	(3,710)
Balance at September 30, 2023	35,119,248	$3	$207,045	$458	$(183,398)	$24,108

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(10,993)	$(65,201)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	-	23,049
Depreciation and amortization	93	86
Stock-based compensation	2,951	3,789
Net unrealized loss on foreign currency transactions	415	519
Amortization of term loan discount and issuance costs	180	152
Amortization of premium and accretion of discounts on investments	(749)	103
Deferred revenue	(6,826)	-
Changes in operating assets and liabilities:
Accounts receivable	(931)	-
Prepaid expenses and other current assets	(1,055)	450
Accounts payable	(323)	1,010
Accrued expenses	1,156	(476)
Right-of-use assets and lease liabilities, net	(37)	61
Net cash used in operating activities	(16,119)	(36,458)
Investing activities:
Purchases of property and equipment	(15)	(277)
Purchases of short-term investments	(37,181)	(14,962)
Maturities of short-term investments	38,000	26,245
Cash acquired in Bioniz acquisition	-	700
Net cash provided by investing activities	804	11,706
Financing activities:
Repayment of notes payable	(9,133)	-
Common stock repurchased	(260)	-
Proceeds from issuance of common stock under employee stock purchase plan	86	141
Net cash (used in) provided by financing activities	(9,307)	141
Effect of exchange rate changes on cash and cash equivalents	(103)	(26)
Net decrease in cash and cash equivalents	(24,725)	(24,637)
Cash and cash equivalents at beginning of period	59,107	50,366
Cash and cash equivalents at end of period	$34,382	$25,729
Supplemental cash flow information:
Fair value of Bioniz assets acquired	$-	$23,049
Issuance of common stock for Bioniz acquisition	-	(22,542)
Bioniz net liabilities assumed	$-	$507
Property and equipment in accounts payable	$-	$3

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory disorders. The Company’s strategy is focused on advancing the clinical development of its product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand its pipeline. The Company intends to commercialize its product candidates either independently or through partnerships or otherwise monetize its pipeline through strategic transactions.

From inception through September 30, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company’s product candidates, conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc. (Bioniz), the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd. (Ono) and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from product sales, milestone payments, or royalties, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of September 30, 2023, the Company had $46.3 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments primarily for clinical development, non-clinical research, manufacturing and product supply, potential acquisition of new products, potential repurchases of shares of its common stock under its stock repurchase program, legal and other regulatory compliance, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as its Asset Purchase Agreement with Ono. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of September 30, 2023, including after giving effect to the Company’s stock repurchase program, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

No other new accounting pronouncements or legislation issued or effective as of September 30, 2023 have had, or are expected to have, a material impact on our consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable include trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of September 30, 2023 and December 31, 2022, the Company had unbilled accounts receivable totaling $3.8 million and $2.8 million, respectively, classified as accounts receivable on its consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivable is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivable by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable is written-off on a case-by-case basis, net of any amounts that may be collected. As of September 30, 2023 and December 31, 2022, no credit losses have been recorded by the Company.

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

Australian Research and Development Tax Incentive

The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the filing entity must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying consolidated balance sheet. As of September 30, 2023 and December 31, 2022, the Company recorded $1.7 million and $1.0 million within prepaid and other current assets attributed to the Tax Incentive, respectively.

Revenue Recognition

The Company recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of consideration the Company is entitled to receive in exchange for such product or service. In doing so, the Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. The Company considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Nine Months Ended September 30,
	2023	2022
Common stock options	7,168,303	5,335,025
Common stock warrants	1,366,141	1,366,141
Total	8,534,444	6,701,166

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	September 30, 2023	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$11,924	$11,924	$-	$-
Total	$11,924	$11,924	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
	December 31, 2022	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$11,916	$11,916	$-	$-
Total	$11,916	$11,916	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable of $9.0 million at December 31, 2022 approximated its fair value as the terms of the notes were consistent with the market terms of transactions with similar profiles (Level 2 inputs). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of September 30, 2023 or December 31, 2022.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
September 30, 2023
U.S. treasury securities	1 or less	$11,936	$-	$(12)	$11,924
Total		$11,936	$-	$(12)	$11,924
December 31, 2022
U.S. treasury securities	1 or less	$12,006	-	(90)	$11,916
Total		$12,006	$-	$(90)	$11,916

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Clinical development	$4,368	$3,253
Accrued payroll and other employee benefits	2,359	2,975
Other accruals	595	472
Income tax	564	-
Non-clinical research	418	465
Accrued interest	-	74
Total accrued expenses	$8,304	$7,239

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

At closing, the Company delivered to the transfer agent 4,820,230 shares of its common stock for issuance to former stockholders of Bioniz per the terms of the Merger Agreement. Up to an additional 879,252 shares of the Company's common stock, pending any adjustments per the terms of the Merger Agreement, was to be issued to former stockholders of Bioniz 18 months after closing. On August 14, 2023, the Company issued 849,133 shares of the Company's common stock to the former stockholders of Bioniz, net of final adjustments per the terms of the Merger Agreement. The fair value of the fewer shares issued was not deemed material and, therefore, there was no adjustment to in-process research and development recorded on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023 or to additional paid-in capital on the condensed consolidated balance sheet as of September 30, 2023. The acquisition of Bioniz expanded the Company's pipeline of novel immunomodulatory drug candidates, adding two first-in-class clinical stage assets, BNZ-1 and BNZ-2, now referred to as EQ101 and EQ102, respectively, and a proprietary product discovery platform.

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

In connection with entering into the Loan Agreement, the Company issued to the Lenders warrants exercisable for 80,428 shares of the Company’s common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $3.73, which was the closing price of the Company’s common stock reported on the Nasdaq Global Market (prior to the Company's transfer to the Nasdaq Capital Market) on the day prior to the Effective Date. The Warrants will terminate on the earlier of September 30, 2029 or the closing of certain merger or consolidation transactions.

On May 25, 2023, the Company prepaid in full all amounts due and owing under, and terminated, the Loan Agreement. In connection with the prepayment and termination of the Loan Agreement, the Company paid a total of approximately $6.8 million, which consisted of (i) the remaining principal amount and interest outstanding of approximately $6.2 million as of the date of the repayment, (ii) a Prepayment Fee of approximately $62,000, (iii) the Final Payment of approximately $0.5 million, and (iv) the remainder for transaction expenses. As of September 30, 2023, the Company had no further obligations under the Loan Agreement.

The aggregate carrying amounts of the Term Loans were comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Principal	$-	$8,571
Add: accreted liability for final payment fee	-	430
Less: unamortized discount	-	(48)
Total	$-	$8,953

7. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla, California and previously in South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla expires in 2025, and the Company's leases of office space in La Jolla expire in 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the nine months ended September 30, 2023, is as follows (in thousands, except lease term and discount rate):

September 30, 2023
Balance sheet information
Right-of-use assets	$922
Lease liabilities, current	$428
Lease liabilities, non-current	498
Total lease liabilities	$926
Other information
Weighted average remaining lease term	2.47 years
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$406
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of September 30, 2023 were as follows (in thousands):

Year ending December 31,
2023 (remaining three months)	$120
2024	492
2025	219
2026	169
2027	28
Total undiscounted lease payments	1,028
Less: imputed interest	(102)
Total lease liabilities	$926

As of September 30, 2023, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

If Ono exercises the Option, Ono will pay the Company a one-time payment of an amount equal to JPY 5.0 billion, or approximately $33.3 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on November 3, 2023. The Company is also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

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

The Company recognized revenue of $8.9 million and $26.9 million under the Asset Purchase Agreement during the three and nine months ended September 30, 2023, respectively. Such revenue was comprised of $6.7 million and $20.1 million associated with development funding for the three and nine months ended September 30, 2023, respectively, and $2.2 million and $6.8 million was associated with the amortization of the upfront payment for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, aggregate deferred revenue related to the Asset Purchase Agreement was $18.2 million, which consisted of $15.8 million classified as current and $2.4 million as long-term.

As of September 30, 2023, the Company has received $31.3 million in cash related to aggregate development funding from Ono.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company's affiliates and the Company's sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company's affiliates (but not the Company's sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Should Ono exercise its option to acquire the Company's rights to itolizumab (EQ001), as described below, the aforementioned milestone payments and royalties potentially owed to Biocon would become Ono’s responsibility, and the potential royalties on sales of itolizumab outside of the Equillium Territory would be become Ono’s right. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of September 30, 2023, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of September 30, 2023, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 35,119,248 and 34,414,149 shares of common stock outstanding as of September 30, 2023 and December 31, 2022, respectively.

Authorization of Stock Repurchase Program

In July 2023, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $7.5 million of shares of its common stock through December 31, 2024. Under the program, the Company may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as the Company’s board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of the Company’s common stock, alternative investment opportunities, the Company’s cash resources, restrictions under any of the Company’s agreements, corporate and regulatory requirements and market conditions. The Company expects to fund the repurchase of shares of its common stock, if any, under the program with existing cash and cash equivalents. As of September 30, 2023, the Company repurchased 298,385 shares of its common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of the Company’s common stock under the stock repurchase program since September 30, 2023 and through the date of the filing of this Quarterly Report on Form 10-Q.

Repricing of Outstanding Options

On August 7, 2023, the Company’s board of directors approved an option repricing, which was effective on August 14, 2023 (the Effective Date). The repricing applies to outstanding options to purchase shares of the Company’s common stock that, as of the Effective Date, were held by the Company’s employees, officers and certain non-employee directors (the Outstanding Options), to the extent such Outstanding Options have an exercise price in excess of the closing trading price of the Company’s common stock on the Effective Date, and were granted under the Company’s 2017 Equity Incentive Plan or 2018 Equity Incentive Plan (the 2018 Plan). As of the Effective Date, 6,628,589 of the Outstanding Options were immediately repriced such that the exercise price per share for such Outstanding Options was reduced to the closing trading price of the Company’s common stock on the Effective Date, except that a premium exercise price will apply for certain exercises, as further described below. The Outstanding Options that were repriced on the Effective Date (the Repriced Options) included the Outstanding Options held by the Company’s executive officers and certain non-employee directors.

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

In addition to the amendment to the exercise prices of the Repriced Options, any Repriced Options that were previously Incentive Stock Options were amended to become Nonstatutory Stock Options (each as defined in the 2018 Plan). There were no changes to the number of shares, the vesting schedule or the expiration date of the Repriced Options.

The effect of the repricing resulted in a total incremental non-cash stock-based compensation expense of $1.3 million, which was calculated using the Black-Scholes option-pricing model, of which $0.8 million of the incremental non-cash stock-based compensation expense is associated with vested Repriced Options and will be recognized on a straight-line basis through the Retention Period End Date. The remaining $0.5 million of the incremental non-cash stock-based compensation expense is associated with unvested Repriced Options and will be recognized as follows: (a) if the Retention Period is greater than the remaining original vesting period of the Repriced Option, the incremental cost will be amortized on a straight-line basis through the Retention Period End Date or (b) if the Retention Period is less than the remaining original vesting term of the Repriced Option, the incremental cost will be amortized on a straight-line basis over the remaining original vesting period.

During the three and nine months ended September 30, 2023, the Company recognized incremental stock-based compensation expense totaling $0.1 million associated with the repricing which is included in general and administrative and research and development expense on the condensed consolidated statement of operations and comprehensive loss.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balance as of December 31, 2022	5,102,501	$4.11
Granted	2,433,300	$0.99
Exercised	-	$-
Forfeitures and cancellations	(367,498)	$2.43
Balance as of September 30, 2023 (b)	7,168,303	$0.91	7.78	$29
Options exercisable as of September 30, 2023 (b)	3,574,240	$1.05	6.72	$4

(a) Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on September 29, 2023 of $0.74 and the price of the underlying options.

(b) The weighted-average exercise price per share of the options outstanding and exercisable as of September 30, 2023 includes the impact of the repricing of 6,628,589 options on August 14, 2023 at $0.785 per share.

At September 30, 2023, unamortized stock compensation for stock options was $6.3 million, with a weighted-average recognition period of 2.73 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$366	$469	$1,153	$1,411
General and administrative	613	720	1,798	2,378
Total	$979	$1,189	$2,951	$3,789

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	September 30, 2023	December 31, 2022
Stock options issued and outstanding	7,168,303	5,102,501
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	439,236	784,331
Employee stock purchase plan	1,114,887	925,963
Total	10,088,567	8,178,936

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

Income tax expense was $0.5 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. The Company’s 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets. There was no income tax expense for the three and nine months ended September 30, 2022.

11. Subsequent Events

2023 ATM Facility

In October 2023, the Company entered into an at-the-market facility with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $6.34 million from time to time through Jefferies acting as the Company’s sales agent (the 2023 ATM Facility). As of the filing of this Quarterly Report on form 10-Q, the Company has not sold any shares under the 2023 ATM Facility.

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

Overview

We are a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory, or immuno-inflammatory, disorders. Our strategy is focused on advancing the clinical development of our product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand our pipeline. We intend to commercialize our product candidates either independently or through partnerships or otherwise monetize our pipeline through strategic transactions.

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

We acquired the exclusive worldwide rights to EQ101 and EQ102 through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. Through the acquisition we expanded our immunology pipeline with first-in-class immuno-inflammatory product candidates across a range of development stages and obtained a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates. EQ101 and EQ102 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs in a number of immuno-inflammatory indications. EQ101 is a first-in-class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, and EQ102 is a first-in class, selective, bi-specific inhibitor of IL-15 and IL-21. In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 administered subcutaneously, or SC, in up to 64 healthy volunteers in Australia. Data from the single ascending dose and multiple ascending dose cohorts is expected in the fourth quarter of 2023. We are planning an additional part to the study which will evaluate the biological activity of EQ102 in subjects with celiac disease. Data from the celiac disease patient cohort is anticipated in 2024. In November 2022, we initiated a Phase 2 proof-of-concept clinical study of EQ101 administered intravenously, or IV, in subjects with moderate to severe alopecia areata, or AA, in Australia and New Zealand. Enrollment in that study has been completed, and we expect to report initial data in the fourth quarter of 2023 and topline data in mid-2024.

We acquired our rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon) in May 2017, which has been subsequently amended, or Biocon License. Itolizumab (EQ001) is a first-in-class monoclonal antibody that selectively targets the immune checkpoint receptor CD6, which plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking that drives a number of immuno-inflammatory diseases across multiple therapeutic areas. In March 2022, we initiated EQUATOR, a global Phase 3 pivotal clinical study of itolizumab (EQ001) in 200 patients with acute graft-versus-host disease, or aGVHD. The decision to initiate the EQUATOR study was based on findings from our completed Phase 1b clinical study in aGVHD, called EQUATE, and feedback from both the U.S. Food and Drug

Administration, or FDA, and leading physicians in the field of hematopoietic stem cell transplantation. We expect the interim review of EQUATOR data of the first 100 subjects by the Data Safety Monitoring Committee will occur in 2024. We completed enrollment in the Type B portion of EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with lupus/lupus nephritis, or LN. In November 2023, we announced data from the Type B portion of EQUALISE presented at the 2023 annual meeting of the American Society of Nephrology. The data highlighted that subjects had high complete and partial response rates with rapid and deep reduction in urine protein creatinine ratio, or UPCR, when itolizumab (EQ001) was added to mycophenolate mofetil and corticosteroids. Specifically, at week 28, 6 of 15 subjects (40%) achieved a complete response defined as a UPCR of less than or equal to 0.7 g/g, and an additional 5 of 15 subjects (33%) achieved a partial response defined as a reduction in UPCR greater than or equal to 50%. We plan to provide the topline data from the Type B portion of EQUALISE to Ono Pharmaceutical Co., Ltd., or Ono, in early 2024. The Type A portion of the study has been completed, and was a multiple ascending dose, or MAD, study involving 35 systemic lupus erythematosus, or SLE, patients to evaluate the safety, tolerability, pharmacokinetics/pharmacodynamics, or PK/PD, and clinical activity of itolizumab (EQ001) administered SC. We are also collaborating with Biocon and co-funding a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis. The study, which is being conducted by Biocon in India and commenced in November 2022, is a randomized, double-blinded, placebo-controlled clinical study in up to 90 subjects, to evaluate the safety and efficacy of itolizumab in patients with moderate to severe ulcerative colitis.

On December 5, 2022, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Ono pursuant to which we granted Ono an exclusive option to acquire our rights to itolizumab (EQ001), or the Option. These rights include all therapeutic indications and the rights to commercialize itolizumab (EQ001) in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid us a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million.

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $33.3 million based on the currency exchange rate quoted by MUFG Bank, Ltd on November 3, 2023. We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

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

We have a proprietary product discovery platform that we can leverage to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways. For example, we recently highlighted preclinical data from EQ302, a second generation orally deliverable multi-cytokine inhibitor in development to target IL-15 and IL-21. We also have ongoing translational biology programs to assess the therapeutic utility of our product candidates in additional indications where the mechanism of action is believed to play an important role in the pathogenesis of a particular disease. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing our product candidates into further development.

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

We have incurred losses since our inception. For the nine months ended September 30, 2023 and 2022, our net losses were $11.0 million and $65.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $183.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of EQ101, EQ102 and itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of our product candidates, potentially acquire and/or develop new product candidates, including possibly EQ302 and other preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2023, including after giving effect to our stock repurchase program, will enable us to fund our operations into 2025.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for EQ101, EQ102, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Further, under the Asset Purchase Agreement with Ono, our revenues related to itolizumab (EQ001) are limited to the upfront option fee already received, reimbursement of our development costs of itolizumab (EQ001) during the option period, and the potential option exercise fee and potential milestone payments. If Ono does not exercise its Option, we would not expect to generate any revenues from product sales of itolizumab (EQ001) unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001), which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. On March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. We currently have full access to and control over all of our cash, cash equivalents and short-term investments. In addition, because a substantial majority of our cash, cash equivalents and short-term investments are held at a financial institution unaffiliated with SVB, we do not expect any material impact to our operations directly related to the closure of SVB, but we may in the future be adversely impacted. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. For the three and nine months ended September 30, 2023, our revenues were derived from development funding from Ono and recognition of deferred revenue associated with the upfront payment from Ono. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, including further revenue such as development funding and potential option exercise and milestone payments from the Asset Purchase Agreement with Ono, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of EQ101, EQ102, itolizumab (EQ001) if Ono does not exercise its option, and any future product candidates. If we fail to complete the development of EQ101, EQ102, itolizumab (EQ001) or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

If Ono exercises the Option, we will receive JPY 5.0 billion, or approximately $33.3 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on November 3, 2023. We are also eligible to receive up to $101.4 million upon achievement of certain development and commercialization milestones.

We are responsible for conducting all research and development of itolizumab, which will be funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

During the three and nine months ended September 30, 2023, we recognized $8.9 million and $26.9 million, respectively, of revenue under the Asset Purchase Agreement.

As of September 30, 2023, aggregate deferred revenue related to the Asset Purchase Agreement was $18.2 million.

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
•
external expenses related to chemistry, manufacturing, and controls, or CMC, formulation and device development, and supply of drug product; and
•
costs related to general overhead expenses such as travel, insurance, rent expenses, lab supplies, and equipment associated with our research and development activities.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we advance the development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire and/or develop new product candidates, including possibly EQ302 and other preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform. The successful development of EQ101, EQ102 and itolizumab (EQ001) is highly uncertain. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Other Expense, net

Other expense, net consists primarily of net foreign currency transaction losses related to our Australian subsidiary.

Income Tax Expense

Income tax expense consists of federal and state income tax expense.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$8,870	$-	$26,873	$-
Research and development	8,974	8,771	27,855	29,022
Acquired in-process research and development	-	-	-	23,049
General and administrative	3,519	4,466	10,340	12,047
Interest expense	-	(267)	(491)	(782)
Interest income	551	130	1,817	219
Other expense, net	(142)	(281)	(433)	(520)
Income tax expense	496	-	564	-

Revenue

During the three and nine months ended September 30, 2023, we recognized revenue of $8.9 million and $26.9 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended September 30, 2023, development funding represented $6.7 million and amortization of the upfront payment represented $2.2 million. For the nine months ended September 30, 2023, development funding represented $20.1 million and amortization of the upfront payment represented $6.8 million. There was no revenue recognized during the three and nine months ended September 30, 2022.

Research and Development Expenses

Research and development expenses were $9.0 million and $27.9 million for the three and nine months ended September 30, 2023, respectively, compared to $8.8 million and $29.0 million for the three and nine months ended September 30, 2022, respectively.

The increase of $0.2 million in research and development expenses for the three months ended September 30, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$1.0 million increase in clinical development expenses, primarily driven by our EQUATOR, EQ101 and EQ102 clinical studies, partially offset by lower costs for our other itolizumab (EQ001) clinical studies;
•
$0.1 million increase in consulting expenses; partially offset by
•
$0.5 million increase in the estimated Tax Incentive benefit from the Australian Tax Office, or ATO, offsetting our research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia;
•
$0.2 million decrease in non-clinical research expenses; and
•
$0.2 million decrease in employee compensation and benefits.

The decrease of $1.2 million in research and development expenses for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$1.7 million increase in the estimated Tax Incentive benefit from the ATO, offsetting our research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia;
•
$1.5 million decrease in employee compensation and benefits, primarily related to decreased headcount;
•
$1.1 million decrease in non-clinical research expenses;
•
$0.4 million decrease in transaction costs associated with the Bioniz asset acquisition, primarily legal expenses; offset by
•
$3.3 million increase in clinical development expenses, primarily driven by our EQUATOR, EQ102 and EQ101 clinical studies, partially offset by lower costs for our other itolizumab (EQ001) clinical studies; and
•
$0.2 million increase in consulting expenses.

Acquired In-Process Research and Development Expenses

There were no acquired in-process research and development expenses in the three months ended September 30, 2022, whereas there was $23.0 million of such expenses in the nine months ended September 30, 2022. The acquired in-process research and development expenses in the nine months ended September 30, 2022 resulted from accounting for the Bioniz acquisition as an asset acquisition based on a determination that the product candidates acquired had no alternative future use. The consideration in excess of the tangible net liabilities acquired was expensed. There were no such expenses for the three and nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $10.3 million for the three and nine months ended September 30, 2023, respectively, compared to $4.5 million and $12.0 million for the three and nine months ended September 30, 2022, respectively.

The decrease of $1.0 million in general and administrative expenses for the three months ended September 30, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$0.6 million decrease in legal fees;
•
$0.4 million decrease in overhead related costs, including directors and officers insurance expenses, recruiting and travel costs;
•
$0.2 million decrease in employee compensation and benefits; offset by
•
$0.2 million increase in audit and tax professional fees.

The decrease of $1.7 million in general and administrative expenses for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily driven by the following changes:

•
$0.7 million decrease in employee compensation and benefits primarily driven by lower non-cash stock-based compensation expenses;
•
$0.7 million decrease in legal fees;
•
$0.5 million decrease in overhead related costs, including directors and officers insurance expenses, recruiting and travel costs;
•
$0.2 million decrease in consulting expenses; offset by
•
$0.4 million increase in audit and tax professional fees.

Interest Expense

Interest expense was none and $0.5 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. Interest expense consists of interest on our prior term notes payable.

Interest Income

Interest income was $0.6 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. The increase in interest income can be attributed to higher average interest rates in 2023 compared to 2022.

Other Expense, net

Other expense, net was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. The decreases in both the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily driven by changes in net foreign currency transaction gains and losses.

Income Tax Expense

Income tax expense was $0.5 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. Our 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. We do not record a deferred tax provision as there is a full valuation allowance offsetting our net deferred tax assets. There was no income tax expense for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

From inception through September 30, 2023, we have financed our operations primarily through the sale of equity and debt securities. In addition, we have generated proceeds from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of September 30, 2023, we had $34.4 million in cash and cash equivalents and $11.9 million in short-term investments.

Sources of Liquidity

2023 ATM Facility

In October 2023, we entered into an at-the-market facility with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.34 million from time to time through Jefferies acting as our sales agent, or the 2023 ATM Facility. As of the filing of this Quarterly Report on form 10-Q, we have not sold any shares under the 2023 ATM Facility.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $33.3 million based on the currency exchange rate quoted by MUFG Bank Ltd. on November 3, 2023.

We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones. As of September 30, 2023, we have not received the option exercise payment or any milestone payments.

We are responsible for conducting all research and development of itolizumab, which will be funded by Ono on a quarterly basis from July 1, 2022, through the option period. The option period will expire three months following the delivery of topline data from the EQUALISE study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

As of September 30, 2023, we have received $31.3 million in development funding from Ono.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, including potential new indications, and potentially advance preclinical research of EQ302 and other novel preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform. We expect that our primary uses of capital will be for clinical development, non-clinical research, manufacturing and product supply, potential acquisition of new products, potential repurchases of shares of our common stock under our stock repurchase program, legal and other regulatory compliance, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the program, we may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions. We expect to fund the repurchase of shares of our common stock, if any, under the program with existing cash and cash equivalents. As of September 30, 2023, we repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since September 30, 2023 and through the date of the filing of this Quarterly Report on Form 10-Q.

We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2023, including after giving effect to our stock repurchase program, will enable us to fund our currently planned operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ101, EQ102 and itolizumab (EQ001) or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
whether Ono exercises its option and the extent to which milestones payments, if any, are received:
•
the initiation, progress, timing, costs and results of our ongoing and future clinical studies of EQ101, EQ102, itolizumab (EQ001) and other product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, and recent bank failures;
•
the potential advancement and cost of preclinical research of EQ302 and other novel preclinical drug candidates identified by our multi-cytokine targeting drug discovery platform;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, or New Drug Application, or NDA, we may submit for our product candidates;
•
the costs and timing of manufacturing EQ101, EQ102, itolizumab (EQ001) and other product candidates;
•
the costs of drug formulation research and device development;
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
•
the extent to which we acquire or in-license other product candidates and technologies or engage in in-house discovery and preclinical research of new product candidates, for example EQ302;
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing EQ101, EQ102 and itolizumab (EQ001) or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $183.4 million as of September 30, 2023. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ101, EQ102, and itolizumab (EQ001) if Ono does not exercise its option, and any our other product candidates.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(16,119)	$(36,458)
Investing activities	804	11,706
Financing activities	(9,307)	141
Effect of exchange rate changes on cash	(103)	(26)
Net decrease in cash and cash equivalents	$(24,725)	$(24,637)

Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $16.1 million compared to $36.5 million during the nine months ended September 30, 2022. The primary drivers of the change in cash used in operating activities was the receipt of $19.1 million in development funding from Ono in the nine months ended September 30, 2023 and an increase of $0.7 million related to our Tax Incentive claim with the Australian Tax Office.

Investing Activities

Net cash provided by investing activities was $0.8 million during the nine months ended September 30, 2023. Maturities of our short-term investments totaled $38.0 million, which was offset by purchases of short-term investments totaling $37.2 million during the period.

Net cash provided by investing activities was $11.7 million during the nine months ended September 30, 2022. Maturities of our short-term investments totaled $26.2 million, which was offset by purchases of short-term investments totaling $15.0 million during the period. Purchases of property and equipment during the nine months ended September 30, 2022 totaled $0.3 million. As a result of the Bioniz acquisition, we acquired cash totaling $0.7 million in the nine months ended September 30, 2022.

Financing Activities

Net cash used in financing activities totaled $9.3 million during the nine months ended September 30, 2023, driven by payments totaling $9.1 million related to our former loan and security agreement with Oxford Finance LLC and SVB, or Loan Agreement, and $0.3 million in stock repurchases offset by $0.1 million of cash received from employee stock purchases related to our Employee Stock Purchase Plan.

On May 25, 2023, we terminated our Loan Agreement and prepaid in full all outstanding amounts. The total payments made in the nine months ended September 30, 2023 were $9.1 million, comprised of (i) principal amounts outstanding as of December 31, 2022 totaling $8.6 million, (ii) a prepayment fee of approximately $62,000, and (iii) a final payment fee of approximately $0.5 million. As of September 30, 2023, we had no further obligations under the Loan Agreement.

Net cash provided by financing activities of $0.1 million during the nine months ended September 30, 2022 was attributed to cash received from employee stock purchases related to our Employee Stock Purchase Plan.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success; and
•
If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the nine months ended September 30, 2023 and the year ended December 31, 2022, our net losses were $11.0 million and $62.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $183.4 million. We expect to incur operating losses for the foreseeable future as we execute our plan to advance our research and development activities into later stages of clinical development, ramp up clinical development of EQ101 and EQ102, perform discovery research and conduct formulation and device development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, potentially advance preclinical studies of EQ302 and other preclinical product candidates, hire additional personnel and protect our intellectual property. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to three product candidates, all at various stages of development. This expansion of our pipeline may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval of these product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

As of September 30, 2023, we had $46.3 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2023, including after giving effect to the stock repurchase program, will enable us to fund our operations into 2025. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. In addition, we may use up to $7.5 million of our cash and cash equivalents to repurchase shares of our common stock under our stock repurchase program. The timing and amount of any such repurchases will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions. As of September 30, 2023, we repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since September 30, 2023 and through the date of the filing of this Quarterly Report on Form 10-Q.

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
•
the cost of preclinical research and testing of our novel preclinical drug candidates;
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

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.34 million from time to time through Jefferies acting as our sales agent. As of the filing of this Quarterly Report on form 10-Q, we have not sold any shares under the 2023 ATM Facility.

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Under the Asset Purchase Agreement with Ono, we received a one-time, upfront payment of JPY 3.5 billion, or approximately $26.4 million, and are (i) entitled to receive a one-time payment of JPY 5.0 billion, or approximately $33.3 million (based on the currency exchange rate quoted by MUFG Bank, Ltd. on November 3, 2023) if Ono exercises its exclusive option to acquire our rights to itolizumab and (ii) eligible to receive up to $101.4 million upon the achievement of certain milestones. However, there is no assurance that Ono will exercise its option or that we will ever receive any milestone payments. Additionally, due to the risks associated with foreign exchange rates, if Ono exercises the Option, the one-time upfront payment of JPY 5.0 billion may result in a USD value that is significantly less than expected. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, the conflict between Russia and Ukraine, the conflict in the Middle East, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval of any product candidate.*

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 studies in aGVHD and uncontrolled asthma have been completed, but the Phase 1 study in lupus/LN and the Phase 3 study in aGVHD are currently ongoing. In September 2022, we initiated a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia, and in November 2022 we initiated a Phase 2 clinical study of EQ101 in subjects with AA in Australia. We currently have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and LN. Through the acquisition of Bioniz, we have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

Moreover, any product candidate we acquire may require additional, time-consuming development or regulatory efforts prior to commercial sale or prior to expansion into other indications, including preclinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical drug development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

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
•
cost of preclinical research and testing being greater than anticipated or greater than our available financial resources;
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

Moreover, if any of our product candidates are associated with undesirable side effects in clinical studies or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. We may also be required to modify our study plans based on findings in our clinical studies. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

Interim, topline or preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary or topline data from our preclinical and clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same preclinical and clinical studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our studies. Interim data from studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Also, we are utilizing sites from a variety of countries outside of the United States in our pivotal Phase 3 clinical study of itolizumab (EQ001) in aGVHD, including sites in Europe, Asia and elsewhere. Our Phase 2 clinical study of EQ101 in subjects with AA is being conducted in Australia and New Zealand, and our Phase 1 first-in-human clinical study of EQ102 in healthy volunteers is being conducted in Australia, which is also where we expect to enroll subjects with celiac disease. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We are aware that other products addressing the same indications as EQ101, EQ102 and itolizumab (EQ001) are in development, and some have been approved. For the treatment of AA, Eli Lilly and Company has received FDA approval of Olumiant, and Pfizer Inc. has recently received FDA approval of Litfulo. Other private and public companies involved in AA drug development include Arcutis Biotherapeutics, Inc., ASLAN Pharmaceuticals Limited, Concert Pharmaceuticals, Inc. (acquired by Sun Pharmaceutical Industries Ltd.), Forte Biosciences, Inc., Horizon Therapeutics plc, Legacy Healthcare, Pfizer Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited. There are no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Anokion SA, Calypso Biotech BV, Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc., Protagonist Therapeutics, Inc., Provention Bio (acquired by Sanofi S.A.), Theriva Biologics, Inc., Takeda Pharmaceuticals, and Zedira GmbH. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD in 2019. Other private and public companies with development programs in first-line and steroid refractory aGVHD, including AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Evive Biotech (subsidiary of Yifan Pharmaceutical Co., Ltd.), Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Shenzhen Xbiome Biotech, Co., Ltd., VectivBio Holding AG (acquired by Ironwood Pharmaceuticals, Inc.) and Zelgen Biopharmaceuticals Co., Ltd. There are currently two approved therapies for the treatment of LN: GlaxoSmithKline’s Benlysta, approved in 2020, and Aurinia Pharmaceuticals’ Lupkynis, approved in January 2021. Other private and public companies involved in LN drug development include AstraZeneca plc, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Nkarta, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as in acquiring technologies complementary to, or necessary for, EQ101, EQ102, itolizumab (EQ001) or any future programs.

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

Fast-track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have received fast-track designation for itolizumab (EQ001) for the treatment of aGVHD and LN. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA fast-track designation. Even with fast-track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast-track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We rely, and intend to continue to rely, on CROs to conduct our clinical studies and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.*

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and future preclinical studies and clinical studies of EQ101, EQ102, itolizumab (EQ001), and EQ302 and any future preclinical studies and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

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

We currently in-license certain intellectual property that is important to our business from Biocon and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. We rely to some extent on Biocon to file patent applications and to otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by Biocon have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which Biocon initiates an infringement proceeding against a third-party infringer of the intellectual property rights or defends certain of the intellectual property that is licensed to us. It is possible that our licensor’s infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical studies, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring EQ101, EQ102, itolizumab (EQ001) or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.*

Patent rights are of limited duration. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Further, recent judicial decisions in the United States raised questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2023, we had 45 full-time employees. As we advance the clinical development of EQ101, EQ102 and itolizumab (EQ001), and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If EQ101, EQ102, itolizumab (EQ001), or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited and as a result, our future tax liability may increase.*

As of December 31, 2022, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $116.4 million. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The IRA’s drug pricing reforms have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business.

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

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, bank failures, the conflict between Russia and Ukraine, and the conflict in the Middle East, that have affected and may continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On April 5, 2023, we received a notice, or Notice, from the Nasdaq Stock Market, or Nasdaq, that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 days, or until October 2, 2023, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continued to trade on the Nasdaq Global Market under the symbol “EQ” at this time.

On October 3, 2023, in connection with the transfer of our common stock to the Nasdaq Capital Market, we were granted an additional 180 calendar day period, or until April 1, 2024, to regain compliance. If we do not regain compliance with the Minimum Bid Price Requirement by April 1, 2024, our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the Staff to a hearings panel.

There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.34 million from time to time through Jefferies acting as our sales agent. As of the filing of this Quarterly Report on form 10-Q, we have not sold any shares under the 2023 ATM Facility.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of November 6, 2023, we had 35,119,248 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We cannot guarantee that our stock repurchase program will be further consummated or will enhance stockholder value, and share repurchases could affect the price of our common stock.*

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the stock repurchase program, we may repurchase shares of common stock during the term of the stock repurchase program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. As of September 30, 2023, we repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since September 30, 2023 and through the date of the filing of this Quarterly Report on Form 10-Q. There can be no assurances that we will make further stock repurchases in the future.

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

General Risk Factors

As a public company in the United States, we incur significant legal and financial compliance costs and we are subject to the Sarbanes-Oxley Act. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.*

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Capital Market or other regulatory authorities.

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

We are subject to risks related to taxation in multiple jurisdictions.*

We are subject to income taxes in the United States and various state jurisdictions, as well as Australia. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid. Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We periodically assess the likelihood and amount of potential revisions and, if warranted, adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. An amount is accrued for the estimate of additional tax liability, if any, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. Our provision for income taxes could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations, or rates, changes in the level of non-deductible expenses (including stock-based compensation), location of operations, changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the Internal Revenue Service or other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

In July 2023, our board of directors authorized a stock repurchase program, or Stock Repurchase Program, pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. In the third quarter of 2023, we repurchased approximately $0.3 million of our common stock. At September 30, 2023, approximately $7.2 million of the Stock Repurchase Program remained available for repurchases. The table below reflects our purchases of common stock during each of the months in the three months ended September 30, 2023.

Period	Total Number of Shares of Stock Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Program
July 1, 2023 - July 31, 2023	-	$-	-	$7,500,000
August 1, 2023 - August 31, 2023	298,385	0.84	298,385	7,200,000
September 1, 2023 - September 30, 2023	-	-	-	7,200,000
Total	298,385	$0.84	298,385

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
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

10.1

Open Market Sale Agreement, dated as of October 5, 2023, by and between the Registrant and Jefferies, LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2023.

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

Date: November 8, 2023	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial and Accounting Officer)