Form 10-K
period 2023-12-31
Equillium, Inc.
filed 2024-03-25
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (858) 240-1200

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $16.0 million based on the closing price of the registrant’s common stock on June 30, 2023 of $0.75 per share, as reported by the Nasdaq Global Market (prior to the registrant’s transfer to The Nasdaq Capital Market on September 15, 2023).

As of March 20, 2024, there were 35,254,752 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2024 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
the potential benefits, risks and timing of the transactions contemplated by the Asset Purchase Agreement dated December 5, 2022, or the Asset Purchase Agreement, entered into by us and Ono Pharmaceutical Co., Ltd., or Ono;
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
•
We will require substantial additional funding to continue and complete the development and any commercialization of EQ101 and EQ302, and if Ono does not exercise its option, itolizumab (EQ001), and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•
We are highly dependent on the successful development of our current product candidates, EQ101, EQ302 and itolizumab (EQ001), and we may not be able to obtain regulatory or marketing approval for, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
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

Our current clinical-stage product candidates consist of EQ101 and itolizumab (EQ001). EQ101 is a first-in-class, selective, tri-specific synthetic peptide engineered to specifically inhibit IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. Itolizumab (EQ001) is a first-in-class monoclonal antibody that selectively targets the immune checkpoint receptor CD6, which plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking that drives a number of immuno-inflammatory diseases across multiple therapeutic areas.

We are also engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines and are currently advancing the preclinical development of EQ302, a first-in-class, orally delivered, bi-specific inhibitor of IL-15 and IL-21. Our novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology.

We are focused on developing EQ101, EQ302 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders. As depicted in the chart below, we currently have active clinical development programs with EQ101 and itolizumab (EQ001) and are advancing the preclinical development of EQ302. Details for each of our current clinical programs are outlined in ‘Our Current Target Indications’ section below.

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
•
Advance the preclinical development of EQ302. Published research has demonstrated the synergistic effect of inhibiting both IL-15 and IL-21 as a therapeutic approach for celiac disease and potentially other autoimmune disorders. Preclinical and translational data has shown that EQ302 is a potent inhibitor of those two cytokines and is stable and permeable in the gut. We are currently conducting additional preclinical development of EQ302 to further characterize and optimize the product candidate. Pending the results, we would potentially file an Investigational New Drug, or IND, application and pursue clinical development of EQ302. Based on the unique mechanism of action of EQ302 and its product profile, including the advantage of oral delivery, we believe that EQ302 has the potential to be a compelling therapeutic for gastrointestinal diseases, such as inflammatory bowel disease and celiac disease.
•
Develop itolizumab (EQ001) for the treatment of acute graft-versus-host disease. We are conducting EQUATOR, a pivotal Phase 3 clinical study of itolizumab (EQ001) in acute graft-versus-host disease, or aGVHD. The randomized, double-blind, placebo-controlled study will assess the efficacy and safety of itolizumab (EQ001) versus placebo as a first-line therapy for aGVHD in combination with corticosteroids.
•
Develop itolizumab (EQ001) for the treatment of lupus and lupus nephritis. We recently completed EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with systemic lupus erythematosus, or SLE, and lupus nephritis, or LN. Study results, which demonstrated that itolizumab (EQ001) was well-tolerated and produced a clinically meaningful response in highly proteinuric subjects, support advancing the clinical development of itolizumab (EQ001) into later stage clinical studies for the treatment of LN and SLE.
•
Opportunistically expand our pipeline. We will continue to conduct preclinical and translational studies and assimilate learnings from clinical studies to help inform the selection of additional indications for future development of our product candidates. We will also leverage the collective talent within our organization to opportunistically discover, acquire or in-license other high-value therapeutic programs that may complement our core strategy or have the potential for synergistic therapeutic benefit in combination with EQ101, EQ302 or itolizumab (EQ001).
•
Build a commercial infrastructure. If any of our product candidates are approved, we may commercialize them ourselves in indications that can be effectively targeted using a specialty sales force. For other indications that require a larger sales force, we may commercialize approved products through collaborations with other parties.

Acquisition

We acquired the exclusive worldwide rights to EQ101 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates such as EQ302 through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. That acquisition expanded our immunology pipeline with first-in-class immuno-inflammatory product candidates across a range of development stages. See Note 6 of the Notes to Financial Statements included in this Annual Report on Form 10-K, for further details of this acquisition.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $33.1 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on March 21, 2024. We expect Ono to make its option exercise decision in the second half of 2024. We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

We are responsible for conducting all research and development of itolizumab (EQ001), which is being funded by Ono on a quarterly basis from July 1, 2022 through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

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

Many monoclonal antibody, or mAb, therapies are targeted to a single cytokine or cytokine receptor and may not completely address the disease pathology if more than one cytokine is implicated in the disease process. Another therapeutic approach, inhibition of the Janus kinase/signal transducer and activator of transcription, or JAK/STAT, signaling pathway, lacks specificity as it inhibits a signaling pathway that is utilized by many cytokines regardless of their involvement in the disease. As a result, this class of compounds is often associated with serious side effects. Further, JAK inhibitors only inhibit the JAK/STAT signaling pathway, whereas our peptides are designed to inhibit additional pathways including PI3K and ERK. Therefore, our peptides may provide more selective yet complete inhibition of key downstream signaling pathways, which we believe has the potential to translate into a more compelling therapeutic profile. Our proprietary peptides selectively block multiple disease driving cytokines while maintaining the healthy immune balance through the normal function of other family members. See Figure 1.

Figure 1: Rationally designed, selective inhibition of multiple cytokines is believed to represent an optimized therapeutic modality compared to mAb and JAK inhibitors.

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

EQ101 peptide

IL-2
IL-9
IL-15
IL-4
IL-7
IL-21
Signal blocked
Signal not blocked
γ chain

EQ101 inhibits IL-2/9/15, but not IL-4/7/21

Figure 2: EQ101 inhibits IL-2, IL-9 and IL-15, but not IL-4, IL-7 or IL-21

EQ302 is a first-in-class, orally delivered, selective inhibitor of IL-15 and IL-21 (Figure 3). Translational and preclinical data support its potential use as a treatment for various gastrointestinal diseases including celiac disease, an immune disorder related to gluten exposure. The high degree of selectivity for IL-15 and IL-21 inhibition aligns well with the demonstrated key involvement of these two cytokines that work synergistically in driving the pathology in celiac disease and other inflammatory gut and hepatic disorders.

EQ302 peptide

IL-21
IL-15
IL-9
IL-7
IL-4
IL-2
Signal blocked
Signal not blocked
γ chain

EQ302 inhibits IL-15/21, but not IL-2/4/7/9

Figure 3: EQ302 inhibits IL-15 and IL-21, but not IL-2, IL-4, IL-7 or IL-9

EQ101 & EQ302 Product Development

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

Bioniz also evaluated EQ101 in an open-label Phase 1/2 dose-ranging clinical study of patients with large granular lymphocyte leukemia, or LGLL, or refractory cutaneous T cell lymphoma, or rCTCL, to characterize the safety, tolerability, clinical efficacy, and PK/PD of EQ101. The study enrolled 50 subjects, 30 with rCTCL and 20 with LGLL. Four escalating dose levels of 0.5 mg/kg, 1.0 mg/kg, 2.0 mg/kg and 4.0 mg/kg were administered weekly by IV infusion for up to 74 weeks. The study found that EQ101 was well-tolerated, with no DLTs, no infusion reactions, and no deaths, and only one subject discontinued participation due to an adverse event. Subjects treated with EQ101 exhibited a reduction in IL-2 and IL-15 dependent cells and inflammation, with improvements in skin lesions and a favorable overall response rate observed. Both the FDA and the European Medicines Agency, or EMA, granted EQ101 Orphan Drug designations for the treatment of CTCL in July 2019 and April 2021, respectively.

EQ302

EQ302 is a stapled peptide that uses validated hydrocarbon staple technology to stabilize the peptide while retaining its specificity and enabling an attractive drug product profile. It can be orally delivered and is both stable and permeable in the gut. We are currently performing preclinical pharmacology and formulation development of EQ302 to further characterize and optimize the product candidate.

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

Itolizumab (EQ001) Product Development by Biocon

Itolizumab has shown clinical activity and that it was well-tolerated in completed clinical studies conducted by Biocon in patients with rheumatoid arthritis, psoriasis, and acute respiratory distress syndrome, or ARDS, related to COVID-19. Itolizumab has been approved for the treatment of moderate to severe plaque psoriasis in India where it was originally launched by Biocon under the brand name ALZUMAb. ALZUMAb was produced in an NS0 cell line and formerly available only in an IV formulation. Itolizumab (EQ001) contains the identical monoclonal antibody sequence produced in a Chinese hamster ovary, or CHO, cell line and may be administered by IV or SC. CHO cell lines are the industry-standard antibody therapeutic production system. In September 2020, the Drugs Controller General of India granted approval to Biocon of itolizumab produced in a CHO cell line, marketed by Biocon in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of plaque psoriasis, as well as emergency use authorization of ALZUMAb-L for the treatment of cytokine release syndrome in COVID-19 patients with moderate to severe ARDS. ALZUMAb is no longer being manufactured by Biocon and is no longer commercially available. Biocon has transitioned their marketing and commercialization efforts from ALZUMAb to ALZUMAb-L. Itolizumab (EQ001) and ALZUMAb-L are different drug product names for the same formulation.

Itolizumab (EQ001) is manufactured by Biocon at commercial scale in an FDA regulated manufacturing facility in India. Biocon has generated data demonstrating the analytical biocomparability of itolizumab (EQ001)/ALZUMAb-L and ALZUMAb using industry-standard physicochemical and biofunctional characterization methods.

In a Phase 1 study of ALZUMAb and itolizumab (EQ001) administered both IV and SC in healthy volunteers conducted by Biocon and completed in the fourth quarter of 2017, transient, reversible grade 2 to 3 decreases in lymphocyte counts without clinical consequences were observed in some subjects, resulting in early termination of that study. No SAEs were reported and no other clinically meaningful abnormalities or trends were noted in clinical chemistry, hematology, and urinalysis parameters. While similar decreases in lymphocyte counts have not been reported with ALZUMAb previously, the timing of hematologic assessments in prior clinical studies may not have occurred at sufficiently early time-points to detect this transient response. Additionally, ALZUMAb had previously only been dosed in patients with active autoimmune disease and not healthy subjects. Importantly, the magnitude and kinetics of lymphocyte decreases were similar for itolizumab (EQ001) IV and ALZUMAb, while administration of itolizumab (EQ001) SC demonstrated milder decreases in lymphocyte counts, which would be expected based on the different PK properties of SC versus IV formulations. Furthermore, ALZUMAb had been well-tolerated with demonstrated clinical activity in completed clinical studies in India in patients with rheumatoid arthritis and chronic plaque psoriasis, at doses ranging from 0.2 mg/kg to 1.6 mg/kg over a period of four years. Therefore, we believe the transient decreases in lymphocyte counts seen in the Phase 1 clinical study in healthy subjects represent a PD property of both itolizumab (EQ001) and ALZUMAb that will be monitored going forward, and the results of the Phase 1 clinical study support the advancement of itolizumab (EQ001) SC and IV into further clinical development in patients with immuno-inflammatory disease.

Biocon is also currently conducting a Phase 2 clinical study of ALZUMAb-L in India in subjects with ulcerative colitis, which Equillium is co-funding. The study commenced in November 2022 and consists of a randomized, double-blinded, placebo-controlled clinical study of up to 90 subjects to evaluate the safety and efficacy of ALZUMAb-L in patients with moderate to severe ulcerative colitis.

Our Current Target Indications

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

Rationale for EQ101 for the Treatment of Alopecia Areata

IL-2, IL-9, and IL-15 have been identified as being upregulated in animal models of AA and in human biopsies of AA lesions. Studies have demonstrated cytotoxic CD8+ NKG2D+ T cells were both necessary and sufficient for the disease induction in mouse models of AA, with IL-2 increasing the number of CD8+ cells and IL-15 increasing the expression of NKG2D and the production of IFNγ by follicular epithelial cells that aberrantly transforms these T cells into cytotoxic T cells that attack the hair follicle. IL-15 released by dendritic cells and/or the follicular epithelial cells is believed to be the initiating event that promotes production of IFNγ, which leads to the initial loss of immune privilege of the hair follicle, and production of IL-2 that leads to T cell proliferation. Global transcriptional profiling of mouse and human AA skin revealed gene expression signatures indicative of cytotoxic T cell infiltration and upregulation of IL-2 and IL-15 that have been shown to promote the activation and survival of IFNγ-producing CD8+ NKG2D+ effector T cells. In addition, the pathologic activation by IL-9 of mast cells that produce and secrete Th2 cytokines (IL-5, IL-6 and IL-13) and TGFb and facilitate antigen presentation of the hair follicle to these cytotoxic T cells has been implicated in AA.

Several clinical studies have been conducted with JAK inhibitors for the treatment of AA. Initially, investigator-initiated studies using tofacitinib and ruxolitinib produced moderate response rates in small numbers of subjects that had been otherwise refractory to standard of care treatments. More recently, several industry-sponsored studies observed efficacy of JAK inhibitors in the treatment of AA using baricitinib, ritlecitinib and deuruxolitinib. Baricitinib and ritlecitinib were granted FDA approval for the treatment of AA in June 2022 and June 2023, respectively.

Despite the results of those clinical studies and the approvals of baricitinib and ritlecitinib, the efficacy of JAK inhibitors may be limited by their PK properties which can result in inadequate blockade of JAK signaling between doses and by the additional signaling pathways (PI3K, AKT, mTOR and MAPK/ERK) associated with the gc cytokines that are not inhibited by the JAK inhibitors, which can lead to an incomplete blockade of pathologic cytokine signaling. Furthermore, safety issues have been associated with JAK inhibitors, due to their wide-ranging inhibitory effects on non-disease-related cytokine signaling, which may limit their utility and acceptance by physicians and patients. We believe EQ101 is a more selective and effective inhibitor of IL-2, IL-9, and IL-15 (i.e., disease-driving cytokines), with a safer profile than JAK inhibitors, and may provide a novel therapeutic approach for the treatment of AA.

Development Plan in Alopecia Areata

We have two open INDs for EQ101 for AA and CTCL. In November 2022, we initiated a Phase 2 clinical study (Figure 7) of EQ101 in subjects with AA in Australia and New Zealand. In December 2023 we announced that we had completed enrollment of 36 patients in this multicenter, open-label, proof-of-concept clinical study of adult subjects between 18 and 60 years of age, with at least 35% scalp hair loss due to AA. Subjects will be dosed IV once weekly for 24 weeks with EQ101 at a dose level of 2 mg/kg, and subsequently followed for an additional four weeks. The primary objective of the study is to evaluate the safety and tolerability of EQ101 in subjects with moderate to severe AA over a 24-week treatment period. Secondary objectives will be to evaluate drug efficacy, PK/PD properties, and to assess changes in patient biomarkers. We expect to announce topline data from this study in the second quarter of 2024. We are developing a SC formulation of EQ101 for planned use in subsequent clinical studies.

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

Rationale for EQ302 for the Treatment of Celiac Disease

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

Further support that these two γc cytokines work in concert is bolstered by evidence that IL-15 drives IL‑21 secretion in IELs derived from patients with active celiac disease. EQ302 specifically inhibits the activity of IL-15 and IL-21, but not the remaining γc cytokines in the family (IL-2, -4, -7, or -9), thus targeting the key pathogenic cytokines in celiac disease while preserving the functional immune system through other uninterrupted γc cytokines. We believe EQ302 is uniquely positioned to provide a specific two-pronged approach to downregulate the cytotoxic activity of IELs in celiac disease by inhibiting the synergistic effect of IL-15 and IL-21. We believe EQ302 may control the gliadin mediated inflammatory effect in celiac disease by acting on both B and T cell arms in a highly selective manner.

Development Plan in Celiac Disease

We are currently conducting preclinical development of EQ302, including in vivo pharmacology and formulation development, to further characterize and optimize the product candidate. Pending positive findings, we expect to advance EQ302 into additional preclinical development to include GMP-manufacturing and toxicology studies capable of supporting a potential IND filing and advancement toward a first-in-human clinical study.

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

According to the Center for International Blood & Marrow Transplant Research and other published reports, there were approximately 8,300 allo-HSCT’s performed in the United States in 2021, and the number of procedures grew at an average annual growth rate of approximately 1% over the 5-year period from 2016 through 2021. In 2019, prior to the COVID-19 pandemic, there were approximately 8,600 allo-HCSTs performed. Approximately 30-70% of allo-HSCT recipients develop aGVHD. Five-year survival for patients that respond to first-line treatment with corticosteroids has been reported to be as low as 53% while in steroid refractory aGVHD, the overall 5-year survival has been reported to be as low as 5%. We estimate that the incidence of aGVHD in 2021 was approximately 4,200 patients and the total prevalence of GVHD was approximately 16,000 patients. We estimate that by the year 2030, the annual incidence of aGVHD could be up to approximately 4,500 patients and the total prevalence of GVHD could be up to approximately 20,000 patients.

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

Third-party Clinical Experience with Targeting CD6 in GVHD

Clinical evidence to support the rationale of treating GVHD with itolizumab (EQ001) comes from previously-reported third-party clinical experience with CD6-expressing T cell depletion in patients receiving bone marrow transplants for hematologic malignancies where it has been demonstrated that using an anti-CD6 monoclonal antibody to deplete T cells from donor bone marrow or lymphocyte infusions has the potential to prevent aGVHD. In a study evaluating the clinical effects of selective in vitro CD6-expressing T cell depletion of donor allogeneic bone marrow using a monoclonal antibody to CD6 and rabbit complement, Soiffer et al. reported that in vitro T cell depletion with an anti-CD6 monoclonal antibody effectively reduced the incidence of both acute and chronic GVHD after allogeneic bone marrow transplant without compromising engraftment.

Subsequent studies further confirmed the feasibility of CD6-expressing T cell depletion in patients undergoing allogeneic bone marrow transplantation from human leukocyte antigen identical related and unrelated donors. In these studies, CD6- expressing depletion of the donor stem cell product was the sole method for GVHD prophylaxis. The low incidence of aGVHD reported in patients receiving allogeneic bone marrow treated with anti-CD6 monoclonal antibodies was attributed to the early appearance of a population of peripheral CD3 expressing T lymphocytes with a CD6-negative phenotype, which showed diminished reactivity to allogeneic stimulation in mixed lymphocyte reaction assays. Although the above described approach is one of ex vivo CD6-expressing T cell depletion, we believe that it further supports the role of CD6-expressing T cells in aGVHD pathogenesis and validates CD6 as a potentially important target for modulation for the treatment of GVHD.

Development Plan in aGVHD

Our IND with the FDA for aGVHD was accepted in July 2018. The FDA granted itolizumab (EQ001) Fast Track designation for the treatment of aGVHD in December 2018 and Orphan Drug designations for both the prevention and treatment of aGVHD in February 2019.

In March 2019, we initiated EQUATE, an open-label Phase 1b clinical study of itolizumab (EQ001) as a first-line therapy concomitant with steroids for the treatment of aGVHD. In the EQUATE clinical study, we assessed safety, PK, PD, and a number of clinical outcomes including complete response, or CR, rate, overall response rate, or ORR, survival and steroid taper.

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

The EQUATOR study will compare the efficacy and safety of IV administered itolizumab (EQ001) versus placebo (randomized 1:1) as a first-line therapy in up to 200 adult and adolescent patients with Grade III-IV aGVHD or Grade II aGVHD with lower GI involvement, in combination with high doses of corticosteroids, the current standard of care. Per the study protocol, patients must receive itolizumab (EQ001) within 3 days of the first administration of high-dose corticosteroids with a treatment period from Days 1-99 and a follow-up period from Days 100-365. Eligible subjects who receive 2 mg/kg methylprednisolone or equivalent on Day 1 will be randomized in a 1:1 ratio to the following two treatment groups: Group A: itolizumab (EQ001), 1.6 mg/kg initial dose followed by 6 doses of 0.8 mg/kg once every two weeks (Q2W), plus systemic corticosteroids (100 subjects), or Group B: placebo, 7 doses Q2W, plus systemic corticosteroids (100 subjects). An independent data monitoring committee will regularly review safety data, and an interim analysis is planned after approximately 100 subjects have completed Day 29 assessments to evaluate the safety and efficacy of treatment. We anticipate that interim review occurring in the third quarter of 2024. An overview of the design of the EQUATOR study is depicted in Figure 8.

Figure 8: Overview of the EQUATOR clinical study design

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

While these therapies have improved 5-year survival for LN patients, as many as 50-75% of patients are refractory to treatment and those that respond will likely relapse within five years. In those patients who are refractory or relapse after initial treatment with induction therapy, there is no consensus or strong evidence to support what treatments may be effective. The prognosis for patients with proliferative LN remains poor and up to 40% of patients will progress to end-stage renal disease, or ESRD, requiring dialysis or kidney transplant. Overall, the available options are quite limited for LN patients, particularly those that are refractory to, or relapse from standard induction therapy. Two therapies are currently approved for LN. GlaxoSmithKline’s Benlysta, which was approved for LN in December 2020, targets BLyS and inhibits the stimulation of autoreactive B-cells. Aurinia Pharmaceuticals, Inc.’s Lupkynis, which was approved in January 2021, is a calcineurin inhibitor that blocks IL-2 expression and inhibits autoreactive T cells. Despite those approved products, there remains a significant need for new therapies that are more effective, can maintain a durable response, and carry a better safety profile.

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

Research conducted at the University of Houston, supported by a Target Identification in Lupus Grant from the Lupus Research Alliance, has shown that patients with active LN have substantial elevations in urinary ALCAM and that ALCAM levels in the urine track with disease activity. See Figure 9. These data further highlight the potentially important pathogenic role of the CD6-ALCAM pathway in patients with LN.

Figure 9: ALCAM is a predictive biomarker in patients with active LN. The graph depicts levels of ALCAM in the urine of active LN, active (non-renal) SLE, inactive SLE and healthy controls by ELISA. ALCAM was highest in active LN patients while SLE patients were higher than healthy controls. The table compares the performance of urinary protein markers in differentiating active LN (N=89) from inactive LN (N=60) in African-American and Hispanic systemic lupus erythematosus patients.

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

Development Plan in LN

In July 2019, our IND for lupus/LN was accepted by the FDA, and in December 2019 the FDA granted itolizumab (EQ001) Fast Track designation for the treatment of LN. In September 2019, we initiated EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with SLE and in patients with LN. The Type A portion was a MAD study involving 35 SLE patients to evaluate the safety, tolerability, PK, PD, and clinical activity of SC doses of itolizumab (EQ001) ranging from 0.4 mg/kg to 3.2 mg/kg Q2W. The Type B portion of the study was open label and evaluated 17 newly diagnosed or refractory LN patients treated with itolizumab (EQ001) dosed at 1.6 mg/kg SC Q2W for up to 24 weeks. The selection of the 1.6 mg/kg dose was based on the totality of the safety, tolerability and PK/PD data in the Type A part of the study that demonstrated a plateau in the reduction of CD6 cell surface expression above the 1.6 mg/kg dose. In addition to the same objectives as were in the Type A portion of the study, the Type B portion also assessed potential clinical activity of itolizumab (EQ001) in LN patients based on proteinuria levels and SLEDAI-2K scores. An overview of the design of the EQUALISE study is depicted in Figure 10.

Figure 10: Overview of the EQUALISE clinical study design

In March 2021, we reported favorable topline data from the Type A group of the EQUALISE study in patients with SLE where the data showed itolizumab (EQ001) was well tolerated. In addition, itolizumab (EQ001) demonstrated a dose-dependent reduction of cell surface CD6 expression on effector T cells, an indicator of drug activity, consistent with its mechanism of action.

Following completion of study enrollment in the Type B group, in November 2023 we announced data from that portion of the study presented at the annual meetings of the American College of Rheumatology and the American Society of Nephrology. That data represented all but the last patient in the follow up period and a preview of the topline data that is expected to be delivered in the coming weeks to Ono. The data highlighted that itolizumab (EQ001) when added to MMF and corticosteroids produced high complete and partial response rates with rapid and deep reduction in urine protein creatinine ratio, or UPCR, in highly proteinuric subjects having a mean baseline UPCR of 4.9 g/g. Specifically, 73% of subjects achieved a greater than 50% reduction in UPCR by week 28, of which 40% were complete responses where UPCR was lowered below 0.7 g/g. Further, consistent with the decline in UPCR over time, subjects were able to taper their systemic corticosteroids over the course of the study. Itolizumab (EQ001) treatment was associated with reductions in absolute lymphocyte counts, or ALC, a known pharmacodynamic effect. Reductions in observed ALC were not associated with increased rates of infection or other adverse clinical signals. Two subjects had at least one serious adverse event, and study investigators assessed 77% of treatment emergent adverse events as mild (Grade 1) or moderate (Grade 2).

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

As of March 15, 2024, our patent portfolio related to itolizumab included issued patents and pending patent applications exclusively licensed from Biocon in the United States, Australia, Canada, and New Zealand, and pending international and national stage patent applications filed under the Patent Cooperation Treaty, or PCT, that we own. The terms of the Biocon License are discussed above in “Business—Partnerships—Collaboration and License Agreement with Biocon”.

Specifically, as of March 15, 2024, our licensed rights from Biocon relating to itolizumab included nine issued patents in the United States, six issued patents in Australia, five issued patents in Canada, six issued patents in New Zealand, and pending patent applications in the United States, Australia, Canada, and New Zealand. Five of our issued U.S. patents are expected to expire in 2028 (absent any patent term extension for regulatory delays) and include claims directed to the antibody sequence of itolizumab and methods of formulating and using itolizumab alone or in combination with other agents to treat various T cell mediated diseases and disorders including GVHD and transplant rejection. Two of our issued U.S. patents are expected to expire in 2034 (absent any patent term extension for regulatory delays), and include claims directed to treating multiple sclerosis or inflammatory bowel disease with itolizumab in certain patients exhibiting increased numbers of Th17 cells, wherein certain of the methods include monitoring IL-23R expression. Our issued Australia, Canadian, and New Zealand patents are expected to expire between 2027 and 2034. Our licensed rights from Biocon include a pending patent application family related to methods of using itolizumab to treat lupus, which includes one issued U.S. patent and pending applications in the United States, Australia, Canada, and New Zealand. Our licensed rights from Biocon also include a pending patent application family related to methods of using itolizumab to prevent cellular and organ damage resulting from hyper-inflammatory responses to highly invasive medical procedures, which includes pending applications in the United States and Canada and expected filings in Australia and New Zealand. Patents that may issue from our pending in-licensed patent applications are expected to expire between 2028 and 2042, absent any patent term adjustments or extensions.

Additionally, we own one patent application family related to methods of using itolizumab to treat severe asthma, which is pending in the United States, Australia, Canada, and New Zealand. If granted, any patents that issue from this patent family are expected to expire in 2039, absent any patent term adjustments or extensions. We also own one patent family related to itolizumab dosing regimens, companion biomarkers, in vitro test lot assays, and ex vivo transplant therapies, which is pending in the United States, Australia, Canada, and New Zealand. If granted, any patents that issue from this patent family are expected to expire in 2041, absent any patent term adjustments or extensions.

We also co-own one pending patent application family with the University of Houston System, which relates to diagnostic methods for using itolizumab to treat LN and is pending in the United States, Australia, Canada, and New Zealand. If granted, any patents that issue from this patent family are expected to expire in 2040, absent any patent term adjustments or extensions.

As of March 15, 2024, through our acquisition of Bioniz, we wholly own a patent portfolio directed to composite peptide antagonists. This wing of our portfolio includes six additional patent application families, including those related to the IL-2, IL-9, IL-15 peptide antagonist EQ101, the IL-15 and IL-21 peptide antagonist EQ302, other peptide sequences, and other related technologies for peptide modulation of multi-cytokine signaling largely in the γc-cytokine family space.

Of these six composite peptide patent application families, the first family includes claims currently directed to composite peptides covering EQ101, methods of designing such peptides, and methods of using such peptides to treat various T cell mediated diseases and disorders (including but not limited to RA, immune-mediated hair loss, and myositis). This family currently includes nine issued U.S patents, three issued Australian patents, one issued Canadian patent, one issued Brazilian patent, one issued Chinese patent, 38 patents in European states, and two issued Japanese patents. Also pending are applications in the United States, China, Europe, Hong Kong, and Japan. If granted, any patents in this patent family are expected to expire in 2032, absent any patent term adjustments or extensions.

The second patent application family in our composite peptide portfolio includes claims currently directed to other multi-cytokine family peptide antagonists, as well as their methods of production. This family includes three issued U.S. patents and a pending U.S. application. If granted, any patents in this patent family are expected to expire in 2034, absent any patent term adjustments or extensions.

The third patent application family includes claims currently directed to composite peptides covering IL-15 and IL-21 peptide antagonists and methods of use to treat various T cell mediated diseases and disorders (including but not limited to celiac disease and inflammatory bowel disease). This family includes three issued U.S. patents, two issued Australian patents, 24 patents in European states, one issued Hong Kong patent, one issued Japanese patent, one issued Indian patent, and one issued Korean patent. Also pending are applications in the United States, Australia, Canada, China, Europe, Hong Kong, India Japan, and Korea. If granted, any patents in this patent family are expected to expire in 2036, absent any patent term adjustments or extensions.

The fourth patent application family includes claims currently directed to composite peptides covering EQ302 and methods of use to treat various T cell mediated diseases and disorders (including but not limited to celiac disease and inflammatory bowel disease). This family includes one issued Australian patent, with pending applications in the United States, Australia, Canada, China, Europe, Hong Kong, India, Japan, and Korea. If granted, any patents in this patent family are expected to expire in 2038, absent any patent term adjustments or extensions.

The fifth and sixth patent application families include claims currently directed to EQ101 for use in methods of treating various therapeutic targets including, but not limited to, alopecia areata, cytokine release syndrome, and related disorders to each. Collectively, these families include pending applications in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, and Korea. If granted, any patents in this patent family are expected to expire in either 2040 or 2041, absent any patent term adjustments or extensions.

We file U.S. provisional patent applications as well as U.S. non-provisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the 153 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of 2½ years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first 2½ years of filing.

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

Alopecia Areata

The management of AA currently involves the use of a variety of topical, intralesional, and systemic agents, as well as devices, but the response to treatment varies widely. First-line therapies typically rely on topical or intralesional corticosteroids and in more severe patients, systemic corticosteroids. For refractory disease, immunosuppressive agents such as methotrexate, azathioprine and cyclosporine may be used. There are currently only two products approved by the FDA for the treatment of AA: baricitinib, a JAK inhibitor with a brand name of Olumiant, and ritlecitinib, a JAK inhibitor with a brand name of Litfulo. Clinical studies have studied JAK inhibitors and S1P modulators, among others. Companies involved in alopecia areata drug development include Arcutis Biotherapeutics, Inc., ASLAN Pharmaceuticals Limited, Bristol-Myers Squibb Company, Concert Pharmaceuticals, Inc. (acquired by Sun Pharmaceutical Industries Ltd.), Forte Biosciences, Inc., Horizon Therapeutics plc (acquired by Amgen Inc.), Inmagene Biopharmaceutical Co. Ltd., Legacy Healthcare, Nektar

Therapeutics, Ornovio, Inc., Pfizer Inc., Q32 Bio Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited.

Celiac Disease

The only available treatment for celiac disease is lifelong adherence to a strict gluten-free diet. Most patients have difficulty maintaining such a diet and many patients do not fully respond, with symptoms persisting despite avoidance of gluten. There are currently no FDA-approved therapies for treatment of celiac disease. We are aware of a number of companies with development programs targeting the condition including Amgen Inc. (former asset of Provention Bio), Anokion SA, Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc., Protagonist Therapeutics, Inc., Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH.

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

In addition, we are aware of a number of companies with development programs in first-line and steroid refractory aGVHD, including AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Evive Biotech (subsidiary of Yifan Pharmaceutical Co., Ltd.), Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Shenzhen Xbiome Biotech, Co., Ltd., TR1X Bio, VectivBio Holding AG (acquired by Ironwood Pharmaceuticals, Inc.), ViGenCell Inc., and Zelgen Biopharmaceuticals Co., Ltd.

Lupus Nephritis

Standard of care induction treatment in patients with the most severe forms of LN, called proliferative LN or Class III or IV LN, is typically IV methylprednisolone followed by oral prednisone with the addition of MMF or cyclophosphamide. Standard of care for maintenance therapy is typically a combination of corticosteroids and MMF or calcineurin inhibitors. There are currently two approved therapies for the treatment of LN. One is GlaxoSmithKline’s Benlysta (belimumab), approved in 2020, and the other is Lupkynis (voclosporin), which was approved in January 2021 and is marketed by Aurinia Pharmaceuticals Inc.

We are aware of a number of companies with development programs targeting LN including AstraZeneca plc, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Nkarta, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We rely on CMOs to manufacture EQ101 and EQ302. We rely on Biocon, our contract manufacturer, pursuant to the Biocon License and Biocon Supply Agreement, for all our required raw materials, drug substance and drug product needs for preclinical research, clinical studies and commercial supply of itolizumab (EQ001). Biocon manufactures itolizumab (EQ001) at commercial scale at its FDA-regulated facility in Bangalore, India.

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
▪
preparation of and submission to the FDA of a biologics license application, or BLA, for product candidates that are manufactured in biological systems like itolizumab (EQ001), or a New Drug Application, or NDA, for product candidates like EQ101 or EQ302 that are manufactured through chemical synthesis, after completion of all pivotal clinical studies that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical studies;
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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report timely and accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In order to distribute products commercially, we will need to comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales and medical representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

We cannot be sure that coverage will be available for any product that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval.

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

The Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. For example, the Affordable Care Act: increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid-managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS, or CMMI, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. There have been legal and political challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the IRA into law which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by CMMI which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2023, we employed 44 employees, all of whom were full-time and engaged in research and development activities, operations, finance, business development or administration. We also engage temporary employees and consultants as needed.

Corporate Information

We were originally incorporated as Attenuate Biopharmaceuticals, Inc. in Delaware in March 2017 and subsequently changed our name to Equillium, Inc. in May 2017. Our principal executive offices are located at 2223 Avenida de la Playa, Suite 105, La Jolla, CA 92037. We have two wholly-owned subsidiaries, Bioniz Therapeutics, Inc., a Delaware corporation, and Equillium Australia Pty LTD, an Australian proprietary limited corporation. Our telephone number is (858) 240-1200. Our website address is www.equilliumbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

We are also a "smaller reporting company" as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three INDs, conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz in February 2022 and the Asset Purchase Agreement with Ono in December 2022, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the years ended December 31, 2023 and 2022, our net losses were $13.3 million and $62.4 million, respectively. As of December 31, 2023, we had an accumulated deficit of $185.7 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, advance the clinical development of EQ101 and itolizumab (EQ001), conduct preclinical research and potential clinical development of EQ302 and other preclinical product candidates, perform discovery research, conduct formulation and device development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to multiple product candidates, all at various stages of development. This expansion of our pipeline may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval of these product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We will require substantial additional funding to continue and complete the development and any commercialization of EQ101 and EQ302, and if Ono does not exercise its option, itolizumab (EQ001), and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

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

As of December 31, 2023, we had $40.9 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2023, will enable us to fund our operations into the second half of 2025, assuming no further repurchases under our stock repurchase program. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. As of December 31, 2023, we have repurchased 298,385 shares of our common stock under the stock repurchase program for a total of approximately $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since December 31, 2023 and through the date of the filing of this Annual Report on Form 10-K. The timing and amount, if any, of such further repurchases will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions.

We do not have sufficient funds to complete the clinical development of EQ101 and, if Ono does not exercise its option, itolizumab (EQ001), through regulatory approvals for our current indications. We will need to raise substantial additional capital, and even more if we make any repurchases of shares of our common stock under our stock repurchase program, to complete the development and commercialization of each of those product candidates, which additional capital may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, such as our Asset Purchase Agreement with Ono, or cause our stockholders to incur substantial dilution.

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

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. As of the filing of this Annual Report on Form 10-K, we have not sold any shares under the 2023 ATM Facility.

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Under the Asset Purchase Agreement with Ono, we received a one-time, upfront payment of JPY 3.5 billion, or approximately $26.4 million, and are (i) entitled to receive a one-time payment of JPY 5.0 billion, or approximately $33.1 million (based on the currency exchange rate quoted by MUFG Bank, Ltd. on March 21, 2024) if Ono exercises its exclusive option to acquire our rights to itolizumab and (ii) eligible to receive up to $101.4 million upon the achievement of certain milestones. However, there is no assurance that Ono will exercise its option or that we will ever receive any milestone payments. Additionally, due to the risks associated with foreign exchange rates, if Ono exercises the Option, the one-time upfront payment of JPY 5.0 billion may result in a USD value that is significantly less than expected. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, the conflict between Russia and Ukraine, the conflicts in the Middle East, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful development of our current product candidates, EQ101, EQ302 and itolizumab (EQ001), and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval of and then successfully commercialize EQ101, EQ302 and itolizumab (EQ001), in any of the indications for which we are currently planning to develop them, including treatment of AA with EQ101, treatment of celiac disease or other gastrointestinal conditions with EQ302, or treatment of aGVHD and LN with itolizumab (EQ001), which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology or pharmaceutical companies for the development and potential commercialization of product candidates, such as our Asset Purchase Agreement with Ono. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish other strategic partnerships or alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and potential parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate on the development and commercialization of product candidates other than itolizumab (EQ001), we can expect to relinquish some or all of the control over the future success of that product candidate to the partner. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following

•
the design or results of clinical studies;
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

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 studies of itolizumab (EQ001) have been completed, but the Phase 3 study in aGVHD is currently ongoing. We recently completed a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia, and we are currently conducting a Phase 2 clinical study of EQ101 in subjects with AA in Australia and New Zealand. We currently have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and LN. Through the acquisition of Bioniz, we have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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
•
maintaining arrangements with our contract manufacturing organizations, or CMOs, for clinical and, if and when approved, commercial supply of EQ101 and EQ302 and with Biocon, our manufacturer of itolizumab (EQ001), for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001);
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

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory (as defined below). Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis and was marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India, or DCGI, for the treatment of cytokine release syndrome, or CRS, in COVID-19 patients with moderate to severe ARDS in India. In September 2020, the DCGI granted approval of itolizumab produced in a Chinese hamster ovary (CHO) cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of chronic plaque psoriasis, as well as restricted emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been and ALZUMAb-L may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

We are unaware of any currently active and ongoing clinical studies of itolizumab in Cuba. Centro de Immunologia Molecular was granted emergency use authorization of itolizumab for patients with severe COVID-19 in Cuba. We understand that itolizumab is also being studied in clinical trials in China in subjects with ARDS and dermatomyositis. Those uses of itolizumab in Cuba and China we believe are limited to itolizumab manufactured in an NS0 cell line, whereas itolizumab (EQ001) is manufactured in a CHO cell line.

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

If serious adverse events occur with patients using itolizumab as an approved therapy or during any clinical studies, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities, including the FDA, may delay, limit or deny approval of itolizumab (EQ001), suspend our clinical development of itolizumab (EQ001), or require us to conduct additional clinical studies as a condition of marketing approval, which would increase our costs and adversely impact our business. If we receive regulatory approval of itolizumab (EQ001) and a new and serious safety issue is identified in connection with the commercial use of ALZUMAb-L or in clinical studies, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell itolizumab. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize itolizumab (EQ001) and could potentially adversely impact our ability to conduct clinical development of itolizumab (EQ001).

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

Potential natural disasters, some possibly related to the increasing effects of climate change, could damage, destroy or disrupt clinical study sites, our office spaces, laboratories, and/or warehouses, which could have a significant negative impact on our operations.

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

In December 2022, we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001), which option expires three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD. During the option period, we are responsible for conducting all research and development of itolizumab (EQ001), which is funded by Ono on a quarterly basis commencing July 1, 2022. If Ono fails to provide such funding, our financial condition and ability to conduct continued research and development of itolizumab (EQ001) would be adversely affected.

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
•
data collection or analysis in an untimely or inaccurate manner or improper disclosure of data prematurely or otherwise in violation of a clinical study protocol by us or our contractors; or
•
our contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates in our ongoing and future clinical studies as well as in clinical studies, investigator-initiated studies, and commercial usage in jurisdictions where itolizumab is available commercially.

EQ101 has been well-tolerated with no dose limiting toxicities or infusion reactions reported in subjects that have been dosed in prior studies completed by Bioniz, including healthy volunteers, subjects with large granular lymphocyte leukemia and CTCL. Our Phase 2 clinical study of EQ101 in subjects with AA is currently ongoing.

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

Biocon may also continue to support the use of ALZUMAb-L in their own sponsored clinical studies, off-label use, investigator-initiated studies, or third party-sponsored studies over which we have no control. For example, Biocon is studying itolizumab in ulcerative colitis as part of a Phase 2 clinical study being conducted in India, which Equillium is collaborating and co-funding. Given such ongoing usage of itolizumab by Biocon or third parties, there is a risk that adverse events may impact our ability to conduct clinical development and successfully commercialize itolizumab (EQ001). Further, there is a risk that any such adverse events are not properly reported, which may also adversely impact our business.

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

In the past, we have conducted clinical studies of itolizumab (EQ001) outside of the United States, and we are and may in the future continue to use sites outside of the United States for clinical studies of EQ101 and itolizumab (EQ001), including our Phase 3 pivotal clinical study of itolizumab (EQ001) in aGVHD, as well as possibly for clinical studies of any other product candidates. The FDA may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

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

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Also, we are utilizing sites from a variety of countries outside of the United States in our pivotal Phase 3 clinical study of itolizumab (EQ001) in aGVHD, including sites in Europe, Asia and elsewhere. Our Phase 2 clinical study of EQ101 in subjects with AA is being conducted in Australia and New Zealand. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We are aware that other products addressing the same indications as EQ101, EQ302 and itolizumab (EQ001) are in development, and some have been approved. For the treatment of AA, Eli Lilly and Company has received FDA approval of Olumiant, and Pfizer Inc. has recently received FDA approval of Litfulo. Other private and public companies involved in AA drug development include Arcutis Biotherapeutics, Inc., ASLAN Pharmaceuticals Limited, Bristol-Myers Squibb Company, Concert Pharmaceuticals, Inc. (acquired by Sun Pharmaceutical Industries Ltd.), Forte Biosciences, Inc., Horizon Therapeutics plc (acquired by Amgen Inc.), Inmagene Biopharmaceuticals Co. Ltd., Legacy Healthcare, Nektar Therapeutics, Ornovi Inc., Pfizer Inc., Q32 Bio Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited. There are no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Amgen Inc., Anokion SA, Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc., Protagonist Therapeutics, Inc., Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD in 2019. Other private and public companies with development programs in first-line and steroid refractory aGVHD, include AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Evive Biotech (subsidiary of Yifan Pharmaceutical Co., Ltd.), Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Shenzhen Xbiome Biotech, Co., Ltd., TR1X Inc., VectivBio Holding AG (acquired by Ironwood Pharmaceuticals, Inc.), ViGenCell Inc., and Zelgen Biopharmaceuticals Co., Ltd. There are currently two approved therapies for the treatment of LN: GlaxoSmithKline’s Benlysta, approved in 2020, and Aurinia Pharmaceuticals’ Lupkynis, approved in January 2021. Other private and public companies involved in LN drug development include AstraZeneca plc, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Nkarta, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as in acquiring technologies complementary to, or necessary for, EQ101, EQ302, itolizumab (EQ001) or any future programs.

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

We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for autoimmune and inflammatory diseases, with current plans to develop it for the treatment of patients with aGVHD and LN. We have global rights to EQ101 and EQ302 and currently have plans to develop those product candidates for AA and gastrointestinal diseases such as celiac disease, respectively. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

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

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on third-party CMOs to fulfill our clinical and commercial supply of our product candidates. However, the process of manufacturing pharmaceutical products, especially biologics, is complex, highly-regulated and subject to multiple risks. Such manufacturing is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical studies, result in higher costs of drug product and adversely harm our business. In addition, if the facilities of our manufacturer are located outside of the United States, as is the case currently for itolizumab (EQ001), the production, distribution and delivery of pharmaceutical products are also subject to the laws and regulations of the country. Any changes in the laws and regulations of another country, or disruptions in production or the supply chain related to geopolitical issues or health pandemics, could delay clinical studies, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

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

Scaling up pharmaceutical manufacturing processes, especially biological processes and peptide synthesis, is a difficult and uncertain task, and our CMOs may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely deliver our supplies of EQ101, EQ302, itolizumab (EQ001) or other future product candidates (including other biologics) or meet product demand.

In May 2017, we entered into an exclusive clinical supply agreement with Biocon and have agreed to enter into an exclusive commercial supply agreement with Biocon in the future. Biocon manufactures itolizumab (EQ001) at its FDA regulated facility in Bangalore, India. Our dependence on Biocon subjects us to further risks and uncertainties related to our ability to fulfill our clinical and commercial supply of itolizumab (EQ001). For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be modified or expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical studies, may be significantly impacted and may result in higher costs of drug product and adversely harm our business. If Biocon is unable to meet our manufacturing requirements (due to export restrictions or otherwise), it has the discretion to outsource manufacturing to a third party and the joint steering committee may determine to shift manufacturing to a third party. However, transfer of the manufacturing of biologic products to a new contract manufacturer, whether related to itolizumab (EQ001) or any of our current or future product candidates, can be lengthy and involve significant additional costs. Even if we are able to adequately validate and scale-up the manufacturing process with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us, if at all. In addition, Biocon has certain rights to reacquire exclusive manufacturing rights for itolizumab (EQ001), even after a third party has been engaged following shortfalls by Biocon, which may make it difficult and expensive to engage any third-party manufacturer for itolizumab (EQ001) other than Biocon.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and future preclinical studies and clinical studies of EQ101, EQ302 and itolizumab (EQ001) and any future preclinical studies and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

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

There is no guarantee that any such CROs, clinical study investigators or other third parties on which we rely on will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical study site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical study unless we are able to transfer those subjects to another qualified clinical study site, which may be difficult or impossible. In addition, clinical study investigators for our clinical study may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical study site may be questioned and the utility of the clinical study itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing EQ101, itolizumab (EQ001) or any future product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical studies or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals of EQ101, itolizumab (EQ001) or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Our success depends in significant part on our, and with respect to itolizumab (EQ001), Biocon’s, ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates, including EQ101, EQ302 and itolizumab (EQ001), and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as EQ101, EQ302 and itolizumab (EQ001), as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as EQ101, EQ302 and itolizumab (EQ001). Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for EQ101, EQ302, itolizumab (EQ001) or any other product candidates that we may identify, our business may be materially harmed.

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

From time to time we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as EQ101, EQ302, itolizumab (EQ001) and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as EQ101, EQ302, itolizumab (EQ001) and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or product candidates that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as EQ101, EQ302, itolizumab (EQ001) and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include EQ101, EQ302, itolizumab (EQ001) and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell EQ101, EQ302 and itolizumab (EQ001), and other potential future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our current and future product candidates, including EQ101, EQ302, itolizumab (EQ001) and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical studies, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring EQ101, EQ302, itolizumab (EQ001) or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, including EQ101, EQ302 or itolizumab (EQ001), if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and product candidates such as EQ101, EQ302, itolizumab (EQ001) and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case.

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

As of December 31, 2023, we had 44 full-time employees. As we advance the clinical development of EQ101 and itolizumab (EQ001), and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If EQ101, EQ302, itolizumab (EQ001), or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

•
identify, recruit, integrate, maintain and motivate additional qualified personnel;
•
identify and lease additional facilities;
•
manage our development efforts effectively, including the initiation and conduct of clinical studies for EQ101, EQ302, itolizumab (EQ001) and any future product candidates; and
•
improve our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain CROs, CMOs, other contract service providers, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and future clinical studies and the manufacture of EQ101, EQ302, itolizumab (EQ001) and any future product candidates. We cannot assure you that the services of such contract service providers, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

If our information technology systems, or those of our CROs or other third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, data we collect about trial participants in connection with clinical studies, sensitive third-party data, business plans, transactions, financial information, intellectual property, and trade secrets (collectively, sensitive information).

As a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-sate actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, human capital management, document management, preclinical research, clinical studies including data management, biostatistics, and safety reporting, manufacturing of drug product, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption, that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

We may expend significant resources or modify our business activities (including our clinical study activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures designed to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; ; diversion of management attention; interruptions in our operations (including the delay of development and commercialization of our product candidates); financial loss; and other similar harms. Security incidents and attendant consequences that we or our third party providers could experience may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Our data processing activities, including acquisition and processing of information from study participants, subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of t he Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical study data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to penalties, including criminal penalties, if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, may also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, several states and localities, as well as foreign jurisdictions, have enacted statutes banning or restricting the collection of biometric information. We use identity verification technologies that may subject us to biometric privacy laws. For example, the Illinois Biometric Information Privacy Act, or BIPA, regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and has generated significant class action activity, and the cost of litigating and settling any claims that we have violated BIPA or similar laws could be significant. In addition to litigation, regulators, such as the Federal Trade Commission (FTC), have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

Our employees and personnel may use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, India’s Information Technology Act and supplementary rules, and Australia’s Privacy Act, impose strict requirements for processing personal data.

For example, under GDPR, companies may face temporary or definitive bans on data processing, and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any of these events could have an adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical studies); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited and as a result, our future tax liability may increase.

As of December 31, 2023, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $76.9 million. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We determined that we experienced one or more ownership changes prior to June 30, 2023. However, the ownership changes prior to June 30, 2023, are not expected to significantly impact the Company’s ability to utilize its NOLs and other tax attributes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income in the future (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We conduct significant operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.

In January 2019, we formed a wholly-owned Australian subsidiary, Equillium Australia Pty Ltd, to initially conduct the clinical development of itolizumab (EQ001) for the treatment of uncontrolled asthma in Australia and New Zealand. That subsidiary conducted our Phase 1 study of EQ102, which has been completed, and is also conducting our current clinical study of EQ101 and may conduct further clinical studies in the future. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our product candidates in Australia and New Zealand, including conducting clinical studies. Furthermore, we have no assurance that the results of any clinical studies that we conduct for our product candidates in Australia and New Zealand will be accepted by the FDA or other foreign regulatory authorities for development and commercialization approvals.

In addition, current Australian tax regulations provide for a refundable research and development tax credit. If we lose our ability to operate Equillium Australia Pty Ltd in Australia, are ineligible or unable to receive the research and development tax credit, receive a refund that is materially less than our expectations, or if the Australian government significantly reduces or eliminates the tax credit, or if upon the results of an audit the Australian Taxation Office rules that prior claims were invalid and requires repayment of previous refund amounts, our financial forecasts could be incorrect and our business and results of operations would be adversely affected.

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

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. For example, the Affordable Care Act: increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid-managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation, or CMMI, at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by CMMI which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The IRA’s drug pricing reforms have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business.

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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of EQ101, EQ302, itolizumab (EQ001) and any future product candidates, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of EQ101, EQ302, itolizumab (EQ001) or any future product candidates, if approved, to be in violation of applicable laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, healthcare providers and other third parties, including charitable foundations, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities may conclude that our business practices, including our consulting arrangements with physicians, some of whom received stock options as compensation for services provided, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. Responding to investigations can be time and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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
•
the timing of data from our ongoing and planned clinical studies of EQ101 and itolizumab (EQ001);
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
•
taxation authorities, such as the IRS and ATO, disagreeing with the positions taken on our tax returns; and
•
any other factors discussed in this report.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. As of the filing of this Annual Report on Form 10-K, we have not sold any shares under the 2023 ATM Facility.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 20, 2024, we had 35,254,752 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We cannot guarantee that our stock repurchase program will be further consummated or will enhance stockholder value, and share repurchases could affect the price of our common stock.

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the stock repurchase program, we may repurchase shares of common stock during the term of the stock repurchase program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. As of December 31, 2023, we have repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since December 31, 2023 and through the date of the filing of this Annual Report on Form 10-K. There can be no assurances that we will make further stock repurchases in the future.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Exchange Act must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

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

Our headquarters and main research facility are located in the Greater San Diego Area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, including public health epidemics or outbreaks, that could impact our business. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical studies, our development plans and business. For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be modified or expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical studies, may be significantly impacted and may result in higher costs of drug product and adversely harm our business.

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

We face an inherent risk of product liability exposure related to the testing of EQ101, itolizumab (EQ001) and any future product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that EQ101, itolizumab (EQ001) or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as EQ101, EQ302, itolizumab (EQ001) and any future product candidates advance through clinical studies and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Effective January 1, 2022, the Tax Cuts and Jobs Act modified IRC 174 to require taxpayers’ U.S. based and non-U.S. based research and experimental (R&E) expenditures to be capitalized and amortized over a period of five or fifteen years, respectively. Prior to the Tax Cuts and Job Act amendment, Section 174 allowed taxpayers to either immediately deduct R&E expenditures in the year paid or incurred, or elect to capitalize and amortize over a period of at least 60 months. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.

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

We are subject to risks related to taxation in multiple jurisdictions.

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

We are a “smaller reporting company” and a “non-accelerated filer” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies or non-accelerated filers could make our common stock less attractive to investors.

We are a “smaller reporting company” and a “non-accelerated filer” as defined in the Exchange Act, and for as long as we continue to be a “smaller reporting company” or a “non-accelerated filer,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “smaller reporting companies” or “non-accelerated filers,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 (for so long as we are a “non-accelerated filer”) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (for so long as we are a “smaller reporting company”). We expect to be both a “smaller reporting company” and a “non-accelerated filer” in 2024. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, lab equipment, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical studies and employees, or Information Systems and Data.

We engage an external Head of Information Technology consultant to work with the company, including the Chief Operating Officer, Chief Financial Officer, and Executive Leadership Team, to help identify, assess and manage the company’s cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan and/or incident response policy, data and information protection plans, network security and access controls for certain systems, encryption of data, systems monitoring, cyber insurance and employee training.

Our assessment and management of material risks from cybersecurity threats are integrated into the company’s overall risk management processes. For example, the Head of Information Technology works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We may use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (including legal counsel) and threat intelligence service providers.

To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, Software-as-a-Service (SaaS) platforms, managed services, cloud-based infrastructure, encryption and authentication technology, corporate productivity services, and other functions. We have certain vendor management processes to help manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, requiring their completion of written questionnaires regarding their services and data handling practices and conducting periodic re-assessments during their engagement.

For a description of the risks from cybersecurity threats that may materially affect the company and how they may do so, please see “Risk Factors – Risks Related to Employees, Managing Our Growth and Other Legal Matters.”

Governance

Our board of directors addresses the company’s cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for reviewing the company’s guidelines and policies with respect to risk assessment and risk management, including those related to assessment and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain company management, including our Head of IT, who holds a Microsoft Certification, and our Chief Operating Officer, who earned a Cybersecurity for Directors certificate from the Corporate Governance Institute.

Management is also responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Head of IT and Chief Operating Officer are responsible for helping prepare the company for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances and designated risk level, including the Chief Financial Officer, Chief Executive Officer and/or full Executive Leadership Team, who participates in our disclosure controls and procedures. The Head of IT and Chief Operating Officer work with the company’s incident response team to help the company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the company’s incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the Head of IT and Chief Operating Officer concerning the company’s significant cybersecurity threats and risk and the processes the company has implemented to address them. The audit committee also receives summaries or presentations related to the company’s information systems and data and cybersecurity threats, risk and mitigation.

Item 2. Properties.

We lease approximately 1,750 square feet of space for our current headquarters in La Jolla, California under a lease that expires in February 2027. We also lease additional office and laboratory spaces in La Jolla, California, under leases with various expiration dates, with the first expiring in February 2025 and the latest extending through February 2027. We had been leasing office space in South San Francisco, California which expired at the end of February 2023 and was not renewed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Market under the symbol “EQ” on October 12, 2018, and was transferred to the Nasdaq Capital Market under the same symbol on September 15, 2023. Prior to October 12, 2018, there was no public trading market for our common stock.

Holders of Record

As of March 20, 2024, there were approximately 50 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2023, our board of directors authorized a stock repurchase program, or Stock Repurchase Program, pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. As of December 31, 2023, approximately $7.2 million remained available under our Stock Repurchase Program for future repurchases.

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

Our current clinical-stage product candidates consist of EQ101 and itolizumab (EQ001). EQ101 is a first-in-class, selective, tri-specific synthetic peptide engineered to specifically inhibit IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. Itolizumab (EQ001) is a first-in-class monoclonal antibody that selectively targets the immune checkpoint receptor CD6, which plays a central role in the modulation of effector T cell, or Teff cell, activity and trafficking that drives a number of immuno-inflammatory diseases across multiple therapeutic areas. We are also engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines and are currently advancing the preclinical development of EQ302, a first-in-class, orally delivered, bi-specific inhibitor of IL-15 and IL-21. Our novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology. We are focused on developing EQ101, EQ302 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders.

We acquired the exclusive worldwide rights to EQ101 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates such as EQ302 through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. EQ101 and EQ302 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs in a number of immuno-inflammatory indications. In November 2022, we initiated a Phase 2 proof-of-concept clinical study of EQ101 administered intravenously, or IV, in subjects with moderate to severe alopecia areata, or AA, in Australia and New Zealand. Enrollment in that study has been completed, and we expect to announce topline data in the second quarter of 2024. We are currently conducting preclinical development of EQ302, including in vivo pharmacology and formulation development, to further characterize and optimize the product candidate. Pending positive findings, we expect to advance EQ302 into additional preclinical development to include GMP-manufacturing and toxicology studies capable of supporting a potential IND filing and advancement into a first-in-human clinical study.

We recently completed a Phase 1 first-in-human clinical study of another multi-cytokine targeting peptide, EQ102, in healthy volunteers in Australia. EQ102 is a bi-specific inhibitor of IL-15 and IL-21, which was also acquired as part of the Bioniz acquisition. In that Phase 1 study, EQ102 was generally well tolerated and demonstrated pharmacodynamic activity, but the bioavailability of the initial formulation was lower than expected. Preclinical and translational data have demonstrated that EQ302 has increased potency compared to EQ102, is both stable and permeable in the gut, and can be further modified for optimal systemic or gut-restricted activity. In December 2023, we announced that given our recent progress with EQ302 and its superior product profile relative to EQ102, we have transitioned away from further developing EQ102 and are instead advancing EQ302 towards the clinic for the potential treatment of patients with gastrointestinal and skin diseases.

We acquired our rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon) in May 2017, which has been subsequently amended, or Biocon License. In March 2022, we initiated EQUATOR, a global Phase 3 pivotal clinical study of itolizumab (EQ001) in 200 patients with acute graft-versus-host disease, or aGVHD. The decision to initiate the EQUATOR study was based on findings from our completed Phase 1b clinical study in aGVHD, called EQUATE, and feedback from both the U.S. Food and Drug Administration, or FDA, and leading physicians in the field of hematopoietic stem cell transplantation. We expect the interim review of EQUATOR data of the first 100 subjects by the Data Safety Monitoring Committee will occur in the third quarter of 2024. We recently completed EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with systemic lupus erythematosus, or SLE, and lupus nephritis, or LN. In November 2023, we announced data from the Type B LN portion of the study presented at the annual meetings of the American College of Rheumatology and the American Society of Nephrology. That data represented all but the last patient in the follow-up period and demonstrated that itolizumab (EQ001) was well-tolerated and produced a clinically meaningful response in highly proteinuric subjects. We expect to provide the topline data from the Type B LN portion of EQUALISE to Ono Pharmaceutical Co., Ltd., or Ono, in the coming weeks.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $33.1 million based on the currency exchange rate quoted by MUFG Bank, Ltd on March 21, 2024. We expect Ono to make its option exercise decision in the second half of 2024. We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

Pursuant to the Asset Purchase Agreement, we are responsible for conducting all research and development of itolizumab (EQ001), which is being funded by Ono on a quarterly basis from July 1, 2022 through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications, or INDs, conducting clinical development of our product candidates, conducting business development activities such as the acquisition of Bioniz, the Asset Purchase Agreement with Ono and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to multiple product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from the Asset Purchase Agreement related to the one-time, upfront payment from Ono in exchange for the Option as well as from the itolizumab (EQ001) development funding from Ono. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the years ended December 31, 2023 and 2022, our net losses were $13.3 million and $62.4 million, respectively. As of December 31, 2023, we had an accumulated deficit of $185.7 million.

Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of EQ101, EQ302 and itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2023, will enable us to fund our operations into the second half of 2025, assuming no further repurchases under our stock repurchase program.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for EQ101, EQ302, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Further, under the Asset Purchase Agreement with Ono, our revenues related to itolizumab (EQ001) are limited to the upfront option fee already received, reimbursement of our development costs of itolizumab (EQ001) during the option period, and the potential option exercise fee and potential milestone payments. If Ono does not exercise its Option, we would not expect to generate any revenues from product sales of itolizumab (EQ001) unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001), which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including from bank failures, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. In 2022 and 2023, our revenues were derived from an upfront payment under the Asset Purchase Agreement as well as from development funding from Ono. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, including further revenue such as development funding and potential option exercise and milestone payments from the Asset Purchase Agreement, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of EQ101, EQ302, itolizumab (EQ001) if Ono does not exercise its option, and any future product candidates. If we fail to complete the development of EQ101, EQ302, itolizumab (EQ001) or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

If Ono exercises the Option, we will receive JPY 5.0 billion, or approximately $33.1 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on March 21, 2024. We are also eligible to receive up to $101.4 million upon achievement of certain development and commercialization milestones.

We are responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

During the year ended December 31, 2023, we recognized $36.1 million of revenue under our Asset Purchase Agreement with Ono consisting of $27.0 million of development funding and $9.1 million related to the amortization of the upfront payment.

As of December 31, 2023, aggregate deferred revenue related to the Asset Purchase Agreement was $15.7 million.

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

We plan to substantially increase our research and development expenses for the foreseeable future as we advance the development of EQ101, EQ302, and itolizumab (EQ001) if Ono does not exercise its option, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire or develop new product candidates. The successful development of EQ101, EQ302 and itolizumab (EQ001) is highly uncertain. At this time, due to the inherently unpredictable nature of pre-clinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of foreign currency transaction gains and losses related to our Australian subsidiary.

Income Tax Expense

Income tax expense consists of federal and state income tax expense.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenue	$36,084	$15,759	$20,325
Research and development	37,039	37,547	(508)
Acquired in-process research and development	-	23,049	(23,049)
General and administrative	13,567	17,239	(3,672)
Interest expense	(491)	(1,053)	562
Interest income	2,334	420	1,914
Other (expense) income, net	(76)	281	(357)
Income tax expense	580	-	580

Revenue

During the year ended December 31, 2023, we recognized revenue of $36.1 million under our Asset Purchase Agreement with Ono. For the year ended December 31, 2023, development funding represented $27.0 million and amortization of the upfront payment represented $9.1 million. During the year ended December 31, 2022, we recognized revenue of $15.8 million under our Asset Purchase Agreement with Ono. Amortization of the upfront payment represented $4.0 million, and development funding from July 1, 2022 through December 31, 2022, represented $11.8 million.

Research and Development Expenses

Research and development expenses were $37.0 million for the year ended December 31, 2023, compared to $37.5 million for the year ended December 31, 2022. The decrease in research and development expense primarily includes the following changes:

•
$1.7 million decrease in non-clinical research expenses;
•
$1.4 million decrease in employee compensation and benefits;
•
$1.1 million increase in the estimated Tax Incentive benefit from the Australian Taxation Office, or ATO, offsetting our research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia;
•
$0.4 million decrease in transaction costs associated with the Bioniz asset acquisition, primarily legal expenses; offset by
•
$3.7 million increase in clinical development expenses, primarily driven by EQUATOR, EQ101 and EQ102 clinical studies, partially offset by lower costs for our other itolizumab (EQ001) clinical studies; and
•
$0.4 million increase in consulting expenses.

Acquired In-Process Research and Development Expenses

There were no acquired in-process research and development expenses in the year ended December 31, 2023, whereas there was $23.0 million of such expenses for the year ended December 31, 2022. The acquired in-process research and development expenses in the year ended December 31, 2022 resulted from accounting for the Bioniz acquisition as an asset acquisition based on a determination that the product candidates acquired had no alternative future use. The consideration in excess of the tangible net liabilities acquired was expensed.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the year ended December 31, 2023, compared to $17.2 million for the year ended December 31, 2022. The decrease in general and administrative expense primarily includes the following changes:

•
$2.1 million decrease in legal fees;
•
$0.8 million decrease in employee compensation and benefits primarily driven by lower non-cash stock-based compensation expenses;
•
$0.7 million decrease in consulting expenses;
•
$0.6 million decrease in overhead related costs primarily driven by lower directors and officers insurance expenses; offset by
•
$0.6 million increase in audit and tax professional fees.

Interest Expense

Interest expense was $0.5 million for the year ended December 31, 2023, compared to $1.1 million for the year ended 2022. Interest expense consists of interest on our prior term notes payable.

Interest Income

Interest income was $2.3 million for the year ended December 31, 2023, compared to $0.4 million for the year ended December 31, 2022. The increase in interest income was primarily due to higher average interest rates in 2023 compared to 2022.

Other (Expense) Income, Net

Other expense, net was $0.1 million for the year ended December 31, 2023, compared to other income, net of $0.3 million for the year ended December 31, 2022. For the year ended December 31, 2023, other expense, net consisted primarily of net realized foreign currency transaction losses related to our Australian subsidiary. For the year ended December 31, 2022, other income, net consisted of a realized foreign currency gain of $0.6 million on the Ono upfront payment of JPY 3.5 billion due to the strengthening of the Japanese Yen between the time of invoicing and cash receipt, partially offset by net unrealized foreign currency transaction losses related to the Australian subsidiary.

Income Tax Expense

Income tax expense was $0.6 million for the year ended December 31, 2023. Our 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. We do not record a deferred tax provision as there is a full valuation allowance offsetting our deferred tax assets. There was no income tax expense for the year ended December 31, 2022.

Liquidity and Capital Resources

From inception through December 31, 2023, we have financed our operations primarily through the sale of equity and debt securities. In addition, we have generated proceeds from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of December 31, 2023, we had an accumulated deficit of $185.7 million and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2023, we had $23.2 million in cash and cash equivalents and $17.7 million in short-term investments.

Sources of Liquidity

2023 ATM Facility

In October 2023, we entered into an at-the-market facility with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent, or the 2023 ATM Facility. As of the filing of this Annual Report on Form 10-K, we have not sold any shares under the 2023 ATM Facility.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $33.1 million based on the currency exchange rate quoted by MUFG Bank Ltd. on March 21, 2024.

We are also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones. As of December 31, 2023, we have not received the option exercise payment or any milestone payments.

We are responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022 through the option period. The option period will expire three months following the delivery of topline data from the EQUALISE study in LN and interim data from the EQUATOR Phase 3 clinical study in aGVHD.

As of December 31, 2023, we have received $38.0 million in development funding payments from Ono.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of EQ101 and itolizumab (EQ001) if Ono does not exercise its option, including potential new indications, and potentially advance preclinical research of EQ302 and other novel preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform. We expect that our primary uses of capital will be for clinical development services, non-clinical research, manufacturing and product supply, potential acquisition of new products, potential repurchases of shares of our common stock under our stock repurchase program, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the program, we may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions. As of December 31, 2023, we repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since December 31, 2023 and through the date of the filing of this Annual Report on Form 10-K. We expect to fund any future repurchase of shares of our common stock, if any, under the program with existing cash and cash equivalents.

We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2023 will enable us to fund our currently planned operations into the second half of 2025, assuming no further repurchases under our stock repurchase program. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ101, EQ302 and itolizumab (EQ001) or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
whether Ono exercises its option and the extent to which milestones payments, if any, are received:
•
the initiation, progress, timing, costs and results of our ongoing and future clinical studies of EQ101 and itolizumab (EQ001) and other product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East and bank failures;
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
•
the costs and timing of manufacturing EQ101 and itolizumab (EQ001) and other product candidates;
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
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing EQ101 and itolizumab (EQ001) or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $185.7 million as of December 31, 2023. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ101, EQ302 and itolizumab (EQ001) if Ono does not exercise its option, and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Notes 7 and 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including the Biocon License. For further details on the potential contingent payments related to our acquisition of Bioniz and related to the Biocon License, see Notes 6 and 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(21,783)	$(8,733)
Investing activities	(4,762)	18,684
Financing activities	(9,228)	(1,215)
Effect of exchange rate changes on cash	(118)	5
Net (decrease) increase in cash and cash equivalents	$(35,891)	$8,741

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $21.8 million compared to $8.7 million during the year ended December 31, 2022. The primary drivers of the change in net cash used in operating activities pertained to a decrease of $26.4 million related to the one-time receipt of the upfront payment from Ono received in connection with entering into the Asset Purchase Agreement in December 2022 partially offset by an increase of $13.7 million in development funding from Ono.

Investing Activities

Net cash used in investing activities was $4.8 million during the year ended December 31, 2023. Purchases of our short-term investments totaled $54.7 million, which was offset by maturities of short-term investments totaling $50.0 million during the period. Purchases of property and equipment for the year ended December 31, 2023 totaled $0.1 million.

Net cash provided by investing activities was $18.7 million during the year ended December 31, 2022. Maturities of our short-term investments totaled $33.2 million, which was offset by purchases of short-term investments totaling $14.9 million. Purchases of property and equipment for the year ended December 31, 2022 totaled $0.3 million. As a result of the Bioniz acquisition, we acquired cash totaling $0.7 million.

Financing Activities

Net cash used in financing activities totaled $9.2 million during the year ended December 31, 2023, driven by payments totaling $9.1 million related to our former loan and security agreement with Oxford Finance LLC and SVB, or Loan Agreement, and $0.3 million in stock repurchases, offset by $0.2 million of cash received from employee stock purchases related to our Employee Stock Purchase Plan.

On May 25, 2023, we terminated our Loan Agreement and prepaid in full all outstanding amounts. The total payments made in the year ended December 31, 2023 were $9.1 million, comprised of (i) principal amounts outstanding as of December 31, 2022, totaling $8.6 million, (ii) a prepayment fee of approximately $62,000, and (iii) a final payment fee of approximately $0.5 million. As of December 31, 2023, we had no further obligations under the Loan Agreement.

Net cash used in financing activities totaled $1.2 million during the year ended December 31, 2022. We began making principal payments on our outstanding notes payable starting in October 2022 which totaled $1.4 million. These payments were offset by $0.2 million of cash received from employee stock purchases related to our Employee Stock Purchase Plan.

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the three-months ended December 31, 2023, one of our executive officers adopted a trading plan for the orderly disposition of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Christine Zedelmayer, Chief Operating Officer	Adoption	December 12, 2023	X		322,823	December 12, 2024

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our definitive proxy statement, or the Proxy Statement, to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023, under the sections entitled “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the sections entitled “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

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

10.5†

Collaboration and License Agreement, dated May 22, 2017, by and between the Registrant and Biocon SA (which was subsequently assigned to Biocon Limited effective March 2018), incorporated by reference to

Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2023.

10.6†

Clinical Supply Agreement, dated May 22, 2017, by and between the Registrant and Biocon SA (which was subsequently assigned to Biocon Limited effective March 2018), incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2023.

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

10.14††

Third Amendment to Collaboration and License Agreement, dated December 10, 2019, by and between the Registrant and Biocon Limited, incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.15+

Offer Letter, dated January 19, 2018, by and between the Registrant and Christine Zedelmayer, incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020.

10.16+

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

10.19

Open Market Sale Agreement, dated as of October 5, 2023, by and between the Registrant and Jefferies LLC, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2023.

10.20+

Equillium, Inc. Non-Employee Director Compensation Policy, as amended, incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2022.

10.21

Fourth Amendment to Collaboration and License Agreement by and between Registrant and Biocon Limited, dated April 14, 2021, incorporated by referenced to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2021.

10.22

Fifth Amendment to Collaboration and License Agreement by and between Registrant and Biocon Limited, dated November 18, 2022, incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2023.

10.23††

Asset Purchase Agreement, dated December 5, 2022, by and between the Registrant and Ono Pharmaceutical Co., Ltd, incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2023.

10.24+

Equillium, Inc. 2024 Inducement Plan and Forms of Stock Option Grant Notice, Option Agreement, and Notice of Exercise thereunder, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2024.

21.1	Subsidiaries of Equillium, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

97.1	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

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

EQUILLIUM, INC.

Date: March 25, 2024	By:	/s/ Bruce D. Steel
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

SIGNATURE	TITLE	DATE

/s/ Bruce D. Steel	President and	March 25, 2024
Bruce D. Steel	Chief Executive Officer (Principal Executive Officer)

/s/ Jason A. Keyes	Chief Financial Officer	March 25, 2024
Jason A. Keyes	(Principal Financial Officer)

/s/ Penny Tom	Senior Vice President, Finance	March 25, 2024
Penny Tom	(Principal Accounting Officer)

/s/ Daniel M. Bradbury	Chairman of the Board of Directors	March 25, 2024
Daniel M. Bradbury

/s/ Stephen Connelly, Ph.D.	Member of the Board of Directors	March 25, 2024
Stephen Connelly, Ph.D.

/s/ Martha J. Demski	Member of the Board of Directors	March 25, 2024
Martha J. Demski

/s/ Bala S. Manian, Ph.D.	Member of the Board of Directors	March 25, 2024
Bala S. Manian, Ph.D.

/s/ Charles McDermott	Member of the Board of Directors	March 25, 2024
Charles McDermott

/s/ Mark Pruzanski, M.D.	Member of the Board of Directors	March 25, 2024
Mark Pruzanski, M.D.

/s/ Barbara Troupin, M.D.	Member of the Board of Directors	March 25, 2024
Barbara Troupin, M.D.

/s/Y. Katherine Xu, Ph.D	Member of the Board of Directors	March 25, 2024
Y. Katherine Xu, Ph.D

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EQUILLIUM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Equillium, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equillium, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 25, 2024

Equillium, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,216	$59,107
Short-term investments	17,650	11,916
Accounts receivable	3,735	2,838
Prepaid expenses and other current assets	4,748	2,874
Total current assets	49,349	76,735
Operating lease right-of-use assets	796	1,191
Property and equipment, net	315	391
Other assets	70	104
Total assets	$50,530	$78,421
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,707	$3,977
Accrued expenses	6,697	7,239
Current portion of deferred revenue	15,729	14,700
Current portion of notes payable	-	5,714
Current portion of operating lease liabilities	440	408
Total current liabilities	27,573	32,038
Long-term notes payable	-	3,239
Long-term deferred revenue	-	10,378
Long-term operating lease liabilities	384	824
Total liabilities	27,957	46,479
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2023 and 2022; 35,254,752 and 34,414,149 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	3
Additional paid-in capital	208,170	204,268
Accumulated other comprehensive income	140	76
Accumulated deficit	(185,740)	(172,405)
Total stockholders' equity	22,573	31,942
Total liabilities and stockholders' equity	$50,530	$78,421

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Revenue	$36,084	$15,759
Operating expenses:
Research and development	37,039	37,547
Acquired in-process research and development	-	23,049
General and administrative	13,567	17,239
Total operating expenses	50,606	77,835
Loss from operations	(14,522)	(62,076)
Other income (expense), net:
Interest expense	(491)	(1,053)
Interest income	2,334	420
Other (expense) income, net	(76)	281
Total other income (expense), net	1,767	(352)
Net loss before income tax expense	(12,755)	(62,428)
Income tax expense	580	-
Net loss	$(13,335)	$(62,428)
Other comprehensive income, net:
Unrealized gain (loss) on available-for-sale securities, net	108	(38)
Foreign currency translation (loss) gain	(44)	252
Total other comprehensive income, net	64	214
Comprehensive loss	$(13,271)	$(62,214)
Net loss per share, basic and diluted	$(0.38)	$(1.85)
Weighted-average number of common shares outstanding, basic and diluted	34,726,384	33,727,945

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	29,455,668	$2	$176,618	$(138)	$(109,977)	$66,505
Issuance of common stock for Bioniz acquisition	4,820,230	1	22,541	-	-	22,542
Issuance of common stock under employee stock purchase plan	138,251	-	215	-	-	215
Vesting of restricted stock liability	-	-	53	-	-	53
Stock-based compensation expense	-	-	4,841	-	-	4,841
Comprehensive income	-	-	-	214	-	214
Net loss	-	-	-	-	(62,428)	(62,428)
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942
Issuance of common stock for Bioniz acquisition	849,133	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	289,855	-	165	-	-	165
Common stock repurchased	(298,385)	-	(260)	-	-	(260)
Stock-based compensation expense	-	-	3,997	-	-	3,997
Comprehensive income	-	-	-	64	-	64
Net loss	-	-	-	-	(13,335)	(13,335)
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(13,335)	$(62,428)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	-	23,049
Depreciation	126	118
Stock-based compensation	3,997	4,841
Net unrealized loss on foreign currency transactions	58	260
Amortization of term loan discount and issuance costs	180	203
Amortization of premium and accretion of discounts on investments	(914)	127
Deferred revenue	(9,349)	25,078
Changes in operating assets and liabilities:
Accounts receivable	(897)	(2,838)
Prepaid expenses and other current assets	(1,805)	(158)
Accounts payable	723	2,508
Accrued expenses	(554)	432
Right-of-use assets and lease liabilities, net	(13)	75
Net cash used in operating activities	(21,783)	(8,733)
Investing activities:
Purchases of property and equipment	(50)	(279)
Purchases of short-term investments	(54,712)	(14,962)
Maturities of short-term investments	50,000	33,225
Cash acquired in Bioniz acquisition	-	700
Net cash (used in) provided by investing activities	(4,762)	18,684
Financing activities:
Repayment of notes payable	(9,133)	(1,429)
Common stock repurchased	(260)	-
Proceeds from issuance of common stock under employee stock purchase plan	165	214
Net cash used in financing activities	(9,228)	(1,215)
Effect of exchange rate changes on cash and cash equivalents	(118)	5
Net (decrease) increase in cash and cash equivalents	(35,891)	8,741
Cash and cash equivalents at beginning of period	59,107	50,366
Cash and cash equivalents at end of period	$23,216	$59,107
Supplemental cash flow information:
Cash paid for interest	$946	$847
Cash paid for income taxes	$580	$-

Fair value of Bioniz assets acquired	$-	$23,049
Issuance of common stock for Bioniz acquisition	-	(22,542)
Bioniz net liabilities assumed	$-	$507

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory (immuno-inflammatory) disorders. The Company’s strategy is focused on advancing the clinical development of its product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand its pipeline. The Company intends to commercialize its product candidates either independently or through partnerships or otherwise monetize its pipeline through strategic transactions.

The Company's current clinical-stage product candidates consist of EQ101 and itolizumab (EQ001). EQ101 is a first in-class, selective, tri-specific synthetic peptide engineered to specifically inhibit IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. Itolizumab (EQ001) is a first-in-class monoclonal antibody that selectively targets the immune checkpoint receptor CD6, which plays a central role in the modulation of effector T cell (Teff cell) activity and trafficking that drives a number of immuno-inflammatory diseases across multiple therapeutic areas. The Company is also engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines and is currently advancing the preclinical development of EQ302, a potential first-in-class, orally delivered, bi-specific inhibitor of IL-15 and IL-21. The Company is focused on developing EQ101, EQ302 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders.

From inception through December 31, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, filing three Investigational New Drug applications (INDs), conducting clinical development of the Company’s product candidates, conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc. (Bioniz), the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd. (Ono) and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from product sales, milestone payments, or royalties, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of December 31, 2023, the Company had $40.9 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments primarily for clinical development, non-clinical research, manufacturing and product supply, potential acquisition of new products, potential repurchases of shares of its common stock under its stock repurchase program, legal and other regulatory compliance, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as its Asset Purchase Agreement with Ono. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of December

31, 2023, will be sufficient to fund operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC).

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

Certain reclassifications have been made to prior-year amounts to conform to the current period presentation.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

No other new accounting pronouncements or legislation issued or effective as of December 31, 2023 have had, or are expected to have, a material impact on our consolidated financial statements.

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

Comprehensive Income (Loss)

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation gains and losses. Other comprehensive income, net includes unrealized gains or losses on short-term investments as well as foreign currency translation gains or losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2023 and 2022, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 9). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of December 31, 2023, and 2022, the Company had unbilled accounts receivable totaling $3.7 million and $2.8 million, respectively, classified as accounts receivable on its consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivable is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivable by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable is written-off on a case-by-case basis, net of any amounts that may be collected. As of each of December 31, 2023, and 2022, no credit losses have been recorded by the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Australian research and development tax incentive	$2,054	$1,006
Prepaid clinical development	1,008	449
Prepaid insurance	532	709
Other receivables	497	269
Prepaid other	422	433
Other current assets	235	8
Total prepaid expenses and other current assets	$4,748	$2,874

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

Australian Research and Development Tax Incentive

The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the filing entity must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying consolidated balance sheet. As of December 31, 2023 and 2022, the Company recorded $2.1 million and $1.0 million within prepaid expenses and other current assets attributed to the Tax Incentive, respectively.

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

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of research and development services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in accounts receivable in the Company’s consolidated balance sheet net of an allowance for credit losses. The Company's contract assets includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 9). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of December 31, 2023 and 2022, the Company had unbilled accounts receivable totaling $3.7 million and $2.8 million, respectively, classified as accounts receivable on its consolidated balance sheet.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended December 31,
	2023	2022
Common stock options	7,031,075	5,102,501
Common stock warrants	1,366,141	1,366,141
Total	8,397,216	6,468,642

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

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2023	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$17,650	$17,650	$-	$-
Total	$17,650	$17,650	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2022	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$11,916	$11,916	$-	$-
Total	$11,916	$11,916	$-	$-

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate their fair value due to their short maturities. At December 31, 2022, the carrying amount of the Company’s notes payable was $9.0 million, which approximated their fair value as the terms of the notes are consistent with the market terms of transactions with similar profiles (Level 2 inputs). The notes payable were paid off during 2023 and were no longer outstanding as of December 31, 2023. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of December 31, 2023 or 2022.

4. Short-term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. treasury securities	1 or less	$17,632	$18	$-	$17,650
Total		$17,632	$18	$-	$17,650
December 31, 2022
U.S. treasury securities	1 or less	$12,006	-	(90)	$11,916
Total		$12,006	$-	$(90)	$11,916

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

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Furniture & fixtures	$60	$60
Machinery & lab equipment	584	534
Computer equipment	15	26
Leasehold improvements	20	20
Less accumulated depreciation and amortization	(364)	(249)
Property and equipment, net	$315	$391

Depreciation expense related to property and equipment was approximately $126,000 and $118,000 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 and 2022, the Company disposed of fully depreciated property and equipment totaling approximately $11,000 and $16,000, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2023 or 2022.

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

At the closing, the Company delivered to the transfer agent 4,820,230 shares of its common stock for issuance to former stockholders of Bioniz per the terms of the Merger Agreement. Up to an additional 879,252 shares of the Company's common stock, pending any adjustments per the terms of the Merger Agreement, were to be issued to former stockholders of

Bioniz 18 months after closing. On August 14, 2023, the Company issued 849,133 shares of the Company's common stock to the former stockholders of Bioniz, net of final adjustments per the terms of the Merger Agreement. The fair value of the fewer shares issued was not deemed material and, therefore, there was no adjustment to in-process research and development recorded on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, or to additional paid-in capital on the consolidated balance sheet as of December 31, 2023. The acquisition of Bioniz expanded the Company's pipeline of novel immunomodulatory drug candidates, adding a first-in-class clinical stage asset, BNZ-1, now referred to as EQ101, and a proprietary product discovery platform.

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

7. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla, California and previously in South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla expires in 2025, and the Company's leases of office space in La Jolla expire in 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, were $0.5 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

The Company records its right-of-use-assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the year ended December 31, 2023, is as follows (in thousands, except lease term and discount rate):

December 31, 2023
Balance sheet information
Right-of-use assets	$796
Lease liabilities, current	$440
Lease liabilities, non-current	384
Total lease liabilities	$824
Other information
Weighted average remaining lease term	2.28 years
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash outflows from operating leases	$499
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of December 31, 2023, were as follows (in thousands):

Year ending December 31,
2024	$492
2025	219
2026	169
2027	28
Total undiscounted lease payments	908
Less: imputed interest	(84)
Total lease liabilities	$824

As of December 31, 2023, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and other employee benefits	$3,054	$2,975
Clinical development	2,265	3,253
Non-clinical research	947	465
Other accruals	431	472
Accrued interest	-	74
Total accrued expenses	$6,697	$7,239

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

If Ono exercises the Option, Ono will pay the Company a one-time payment of an amount equal to JPY 5.0 billion, or approximately $33.1 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on March 21, 2024. The Company is also eligible to receive up to $101.4 million upon the achievement of certain development and commercialization milestones.

The Company is responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in lupus nephritis and interim data from the EQUATOR Phase 3 clinical study in acute graft-versus-host disease.

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

The Company recognized revenue of $36.1 million and $15.8 million under the Asset Purchase Agreement during the years ended December 31, 2023 and 2022, respectively. Such revenue was comprised of $27.0 million associated with development funding and $9.1 million associated with the amortization of the upfront payment during the year ended December 31, 2023. Such revenue was comprised of $11.8 million associated with development funding and $4.0 million associated with the amortization of the upfront payment during the year ended December 31, 2022. As of December 31, 2023, aggregate deferred revenue related to the Asset Purchase Agreement was $15.7 million, which was all classified as current on the consolidated balance sheet.

As of December 31, 2023, the Company has received $38.0 million in cash related to aggregate development funding payments from Ono.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company's affiliates and the Company's sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company's affiliates (but not the Company's sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Should Ono exercise its option to acquire the Company's rights to itolizumab (EQ001), as described below, the aforementioned milestone payments and royalties potentially owed to Biocon would become Ono’s responsibility, and the potential royalties on sales of itolizumab outside of the Equillium Territory would be become Ono’s right. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of December 31, 2023, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

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

In connection with entering into the Loan Agreement, the Company issued to the Lenders warrants exercisable for 80,428 shares of the Company’s common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $3.73, which was the closing price of the Company’s common stock reported on The Nasdaq Global Market (prior to the Company's transfer to The Nasdaq Capital Market on September 15, 2023) on the day prior to the Effective Date. The Warrants will terminate on the earlier of September 30, 2029, or the closing of certain merger or consolidation transactions.

On May 25, 2023, the Company prepaid in full all amounts due and owing under, and terminated, the Loan Agreement. In connection with the prepayment and termination of the Loan Agreement, the Company paid a total of approximately $6.8 million, which consisted of (i) the remaining principal amount and interest outstanding of approximately $6.2 million as of the date of the repayment, (ii) a Prepayment Fee of approximately $62,000, (iii) the Final Payment of approximately $0.5 million, and (iv) the remainder for transaction expenses. As of December 31, 2023, the Company had no further obligations under the Loan Agreement.

The aggregate carrying amounts of the Term Loan is comprised of the following (in thousands):

	December 31,
	2023	2022
Principal	$-	$8,571
Add: accreted liability for final payment fee	-	430
Less: unamortized discount	-	(48)
Total	$-	$8,953

11. Stockholders’ Equity

As of December 31, 2023, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 35,254,752 and 34,414,149 shares of common stock outstanding as of December 31, 2023 and 2022, respectively.

2023 ATM Facility

In October 2023, we entered into an at-the-market facility with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent, or the 2023 ATM Facility. As of the filing of this Annual Report on form 10-K, we have not sold any shares under the 2023 ATM Facility.

Authorization of Stock Repurchase Program

In July 2023, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $7.5 million of shares of its common stock through December 31, 2024. Under the program, the Company may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as the Company’s board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of the Company’s common stock, alternative investment opportunities, the Company’s cash resources, restrictions under any of the Company’s agreements, corporate and regulatory requirements and market conditions. As of December 31, 2023, the Company has repurchased 298,385 shares of its common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of the Company’s common stock under the stock repurchase program since December 31, 2023 and through the date of the filing of this Annual Report on Form 10-K. The Company expects to fund any future repurchase of shares of its common stock, if any, under the program with existing cash and cash equivalents.

Repricing of Outstanding Options

On August 7, 2023, the Company’s board of directors approved an option repricing, which was effective on August 14, 2023 (the Effective Date). The repricing applies to outstanding options to purchase shares of the Company’s common stock that, as of the Effective Date, were held by the Company’s employees, officers and certain non-employee directors (the Outstanding Options), to the extent such Outstanding Options have an exercise price in excess of the closing trading price of the Company’s common stock on the Effective Date, and were granted under the Company’s 2017 Equity Incentive Plan or 2018 Equity Incentive Plan (the 2018 Plan). As of the Effective Date, 6,628,589 of the Outstanding Options were repriced such that the exercise price per share for such Outstanding Options was reduced to the closing trading price of the Company’s common stock on the Effective Date, except that a premium exercise price will apply for certain exercises, as further described below. The Outstanding Options that were repriced on the Effective Date (the Repriced Options) included the Outstanding Options held by the Company’s executive officers and certain non-employee directors.

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

During the year ended December 31, 2023, the Company recognized incremental stock-based compensation expense totaling $0.3 million associated with the repricing which is included in general and administrative and research and development expense on the consolidated statement of operations and comprehensive loss.

2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the 2018 Plan) which replaced the Company’s legacy 2017 Equity Incentive Plan (the 2017 Plan). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards. As of December 31, 2023, the 2018 Plan had a maximum of 576,464 total shares available for issuance. The number of shares of common stock reserved for issuance under the 2018

Plan will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to 5.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board.

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

Stock Options

The following summarizes stock option activity for the year ended December 31, 2023:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2022	5,102,501	$4.11
Granted	2,446,300	$0.99
Exercised	-	$-
Forfeitures and cancellations	(517,726)	$2.17
Balances as of December 31, 2023 (b)	7,031,075	$0.90	7.57	$27
Options exercisable as of December 31, 2023 (b)	3,737,311	$1.01	6.63	$5
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2023, of $0.72 and the price of the underlying options.
(b)
The weighted-average exercise price per share of the options outstanding and exercisable as of December 31, 2023, includes the impact of the repricing of 6,628,589 options on August 14, 2023, at $0.785 per share.

There were no stock options exercised for the years ended December 31, 2023 and 2022.

The fair value of stock options that vested in the years ended December 31, 2023 and 2022 was $4.1 million and $4.5 million, respectively. The weighted-average grant-date fair value of options granted was $0.69 and $2.49 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, unrecognized compensation expense related to unvested stock options was $5.3 million and is expected to be recognized over a weighted-average period of 2.52 years.

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

As of December 31, 2023, the Company had issued 597,272 shares of common stock under the ESPP, 289,855 of which were issued during the year ended December 31, 2023. The Company had 979,383 shares available for future issuance under the ESPP as of December 31, 2023.

Stock-based Compensation Expense

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the consolidated statement of operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,549	$1,799
General and administrative	2,448	3,042
Total	$3,997	$4,841

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.93%	1.93%
Expected volatility	78.22%	81.60%
Expected term (in years)	6.04	5.84
Expected dividend yield	0%	0%

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Stock options issued and outstanding	7,031,075	5,102,501
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	576,464	784,331
Employee stock purchase plan	979,383	925,963
Total	9,953,063	8,178,936

12. Commitments and Contingencies

Leases and Other Commitments

As of December 31, 2023, the Company leased certain office and laboratory space in La Jolla, California under non-cancelable operating leases, including a lease for laboratory space that expires in February 2025 and leases for office space that expire in February 2027. The Company previously leased office space in South San Francisco, California under a lease that expired in February 2023.

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

Litigation

As of December 31, 2023, there was no litigation against the Company.

13. Income Taxes

The components of loss before income tax provision (benefit) for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
U.S.	(7,659)	(60,403)
Foreign	(5,096)	(2,025)
	$(12,755)	$(62,428)

During the year ended December 31, 2023, the Company recorded a current federal tax expense of $564,000 and a current state expense of $16,000. The Company has not recorded a current or deferred tax expense or benefit for the year ended December 31, 2022.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Income taxes at statutory rates	$(2,679)	$(13,110)
State income tax, net of federal benefit	1,802	(1,681)
Stock-based compensation	(728)	533
Officers compensation	1,379	-
Permanent items	55	95
Research and orphan drug credits	(619)	(1,493)
Foreign rate differential	448	243
Acquired in-process research and development	-	4,840
Change in valuation allowance	922	10,573
	$580	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$19,562	$28,222
Credits	8,314	9,289
Capitalized research expenditures	4,235	7,086
Deferred revenue	12,748	-
Equity compensation	1,801	1,829
Other	781	1,196
Total deferred tax assets	47,441	47,622
Valuation allowance	(47,213)	(46,317)
Total deferred tax assets, net of allowance	$228	$1,305
Deferred tax liabilities:
Operating lease right-of-use asset	(167)	(284)
Deferred revenue	-	(945)
Other	(61)	(76)
Total deferred tax liabilities	$(228)	$(1,305)

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $47.2 million as of December 31, 2023, as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $0.9 million during the year ended December 31, 2023.

At December 31, 2023, the Company had federal and California tax loss carryforwards of approximately $76.9 million and $76.5 million, respectively. The federal net operating loss carryover includes $76.9 million of net operating losses generated subsequent to 2017. Federal net operating losses generated after December 31, 2017, carryover indefinitely but the deductibility of such federal net operating losses is limited to 80% of taxable income. The federal net operating losses of $76.9 million were generated after December 31, 2017 and may be carried over indefinitely, but the deductibility of such losses is limited to 80% of federal taxable income. The state net operating loss carryforwards, begin to expire in 2037 unless previously utilized. The Company has $4.8 million of Australian net operating loss carryforwards as of December 31, 2023, that are carried forward indefinitely.

At December 31, 2023, the Company had federal and state tax credit carryforwards of approximately $6.1 million and $2.8 million, respectively, after reduction for uncertain tax positions. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2040, if unused, and the state credits carryforward indefinitely.

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed an ownership change analysis through June 30, 2023, pursuant to IRC Section 382 and determined that the Company’s ability to offset taxable income in 2023 is not expected to be impacted by ownership changes occurring prior to that date. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated, including those acquired through Bioniz. Further, the Company's deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company's tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company's effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Unrecognized tax benefits – beginning	$5,879	$5,487
Gross increases – tax positions in prior period	83	-
Gross decreases – tax positions in prior period	-	-
Gross increase – current-period tax positions	113	392
Gross decrease – current-period tax positions	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits – ending	$6,075	$5,879

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheet as of December 31, 2023, and has not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2023.

All tax years for both federal and state purposes remain open and subject to examination by tax jurisdictions. The Company is subject to taxation in the United States, various U.S. state jurisdictions and Australia.

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

Income tax expense was $0.6 million for the year ended December 31, 2023. The Company’s 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets. There was no income tax expense for the year ended December 31, 2022.

14. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company did not make any contributions for the years ended December 31, 2023 or 2022.

15. Subsequent Events

On March 6, 2024, upon the recommendation of the Compensation Committee of the Board, the Board adopted and approved the Company’s 2024 Inducement Plan (the Inducement Plan) to reserve 1,500,000 shares of the Company’s common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In addition, the Board adopted and approved forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2018 Plan.