Form 10-Q
period 2024-03-31
Equillium, Inc.
filed 2024-05-09
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 35,254,752 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,568	$23,216
Short-term investments	20,717	17,650
Accounts receivable	5,048	3,735
Prepaid expenses and other current assets	5,147	4,748
Total current assets	42,480	49,349
Operating lease right-of-use assets	694	796
Property and equipment, net	361	315
Other assets	62	70
Total assets	$43,597	$50,530
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,778	$4,707
Accrued expenses	5,646	6,697
Current portion of deferred revenue	13,360	15,729
Current portion of operating lease liabilities	424	440
Total current liabilities	22,208	27,573
Long-term operating lease liabilities	295	384
Total liabilities	22,503	27,957
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 35,254,752 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	3
Additional paid-in capital	209,142	208,170
Accumulated other comprehensive income	423	140
Accumulated deficit	(188,474)	(185,740)
Total stockholders' equity	21,094	22,573
Total liabilities and stockholders' equity	$43,597	$50,530

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended March 31,	Three months Ended March 31,
	2024	2023
Revenue	$10,689	$8,879
Operating expenses:
Research and development	9,743	9,272
General and administrative	3,737	3,715
Total operating expenses	13,480	12,987
Loss from operations	(2,791)	(4,108)
Other income, net:
Interest expense	-	(232)
Interest income	439	639
Other expense, net	(382)	(179)
Total other income, net	57	228
Loss before income taxes	(2,734)	(3,880)
Income tax expense	-	60
Net loss	$(2,734)	$(3,940)
Other comprehensive income, net:
Unrealized (loss) gain on available-for-sale securities, net	(22)	96
Foreign currency translation gain	305	133
Total other comprehensive income, net	283	229
Comprehensive loss	$(2,451)	$(3,711)
Net loss per share, basic and diluted	$(0.08)	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	35,254,752	34,414,149

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942
Stock-based compensation expense	-	-	1,038	-	-	1,038
Comprehensive income	-	-	-	229	-	229
Net loss	-	-	-	-	(3,940)	(3,940)
Balance at March 31, 2023	34,414,149	$3	$205,306	$305	$(176,345)	$29,269

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573
Stock-based compensation expense	-	-	972	-	-	972
Comprehensive income	-	-	-	283	-	283
Net loss	-	-	-	-	(2,734)	(2,734)
Balance at March 31, 2024	35,254,752	$3	$209,142	$423	$(188,474)	$21,094

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(2,734)	$(3,940)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	32	31
Stock-based compensation	972	1,038
Net unrealized loss on foreign currency transactions	383	159
Amortization of term loan discount and issuance costs	-	30
Amortization of investments, net	(278)	(296)
Deferred revenue	(2,368)	(2,370)
Changes in operating assets and liabilities:
Accounts receivable	(1,313)	(586)
Prepaid expenses and other current assets	(520)	(1,983)
Accounts payable	(1,959)	1,726
Accrued expenses	(1,011)	(1,771)
Right-of-use assets and lease liabilities, net	(4)	(33)
Net cash used in operating activities	(8,800)	(7,995)
Investing activities:
Purchases of property and equipment	(19)	-
Purchases of short-term investments	(7,312)	(37,181)
Maturities of short-term investments	4,500	12,000
Net cash used in investing activities	(2,831)	(25,181)
Financing activities:
Principal repayments on notes payable	-	(1,429)
Net cash used in financing activities	-	(1,429)
Effect of exchange rate changes on cash and cash equivalents	(17)	1
Net decrease in cash and cash equivalents	(11,648)	(34,604)
Cash and cash equivalents at beginning of period	23,216	59,107
Cash and cash equivalents at end of period	$11,568	$24,503
Supplemental cash flow information:
Amounts included in accounts payable for purchases of property and equipment	$59	$-

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc. (the Company) was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory (immuno-inflammatory) disorders with high unmet medical need. The Company’s strategy is focused on advancing the clinical development of its product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand its pipeline. The Company intends to commercialize its product candidates either independently or through partnerships or otherwise monetize its pipeline through strategic transactions.

The Company's current clinical-stage product candidates consist of EQ101 and itolizumab (EQ001). EQ101 is a clinical stage, first-in-class, selective tri-specific inhibitor of IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. Itolizumab (EQ001) is a clinical-stage, first-in-class anti-CD6 monoclonal antibody that selectively targets the CD6-ALCAM signaling pathway to downregulate pathogenic T effector cells while preserving T regulatory cells critical for maintaining a balanced immune response. This pathway plays a central role in modulating the activity and trafficking of T cells that drive a number of immuno-inflammatory diseases. The Company is also engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines and is currently advancing the development of EQ302, a preclinical stage, first-in-class, selective bi-specific inhibitor of IL-15 and IL-21 for oral delivery. The Company’s novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology. The Company is focused on developing EQ101, EQ302 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders.

From inception through March 31, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three Investigational New Drug applications (INDs), conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting chemistry, manufacturing and controls (CMC) activities in preparation for a potential biologics license application (BLA) filing for itolizumab, conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc. (Bioniz), the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd. (Ono) and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from product sales, milestone payments, or royalties, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of March 31, 2024, the Company had $32.3 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments primarily for clinical development, non-clinical research, CMC activities, formulation and device development activities, product supply, potential acquisition of new products, potential repurchases of shares of its common stock under its stock repurchase program, legal and other regulatory compliance, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as its Asset Purchase Agreement with Ono. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. Management believes that the Company’s cash, cash equivalents and short-term investments as of March 31, 2024, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC), assuming no further repurchases under the Company's stock repurchase program.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2024.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform to the current period presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive income, net in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. The Company adopted ASU 2021-08 on January 1, 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

No other new accounting pronouncements or legislation issued or effective as of March 31, 2024 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation gains and losses. Other comprehensive income, net includes unrealized gains or losses on short-term investments as well as foreign currency translation gains or losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2024 and December 31, 2023, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of March 31, 2024 and December 31, 2023, the Company had unbilled accounts receivable totaling $5.0 million and $3.7 million, respectively, classified as accounts receivable on its condensed consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivable is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivable by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable is written-off on a case-by-case basis, net of any amounts that may be collected. As of March 31, 2024 and December 31, 2023, no credit losses have been recorded by the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Australian research and development tax incentive	$2,955	$2,054
Prepaid clinical development	639	1,008
Prepaid insurance	391	532
Other receivables	487	497
Prepaid other	400	422
Other current assets	275	235
Total prepaid expenses and other current assets	$5,147	$4,748

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

Australian Research and Development Tax Incentive

Equillium Australia Pty Ltd (Equillium Australia), a wholly-owned subsidiary of Equillium, Inc., is eligible under the Australian Research and Development Tax Incentive Program (the Tax Incentive) to obtain a cash refund from the Australian Taxation Office (ATO) for eligible research and development expenditures. The cash refund is received by Equillium Australia upon filing of a Tax Incentive claim in connection with Equillium Australia’s annual income tax return.

The Tax Incentive is a self-assess program whereby Equillium Australia must assess each year (i) if the entity is eligible, (ii) if the specific research and development activities are eligible and (iii) if the individual research and development expenditures have nexus to such research and development activities. Equillium Australia evaluates its eligibility under the Tax Incentive as of each balance sheet date based on the most current and relevant data available. Equillium Australia is able to continue to claim refunds under the Tax Incentive for as long as it remains eligible and continues to incur eligible research and development expenditures.

Although Equillium Australia believes that it has complied with all relevant conditions of eligibility under the program for all periods claimed, the ATO has the right to review Equillium Australia’s qualifying programs and related expenditures for a period of up to four years. Additionally, the period open for review is indefinite if the ATO suspects fraud. If such a review were to occur, the ATO may have different interpretations of certain eligibility requirements. If the ATO disagreed with Equillium Australia’s assessments and any related subsequent appeals, it could require adjustment to and potential repayment of current or previous years’ claims already received. If Equillium Australia was unable to demonstrate a reasonably arguable position taken on such claims, the ATO could also assess penalties and interest on potential adjustment amounts. The Company has not provided any allowance for any such potential adjustments, should they occur in the future.

The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. During the three months ended March 31, 2024 and 2023, the Company recorded $1.0 million and $0.7 million, respectively, as a reduction to research and development expenses related to the Tax Incentive. The Company classifies its estimates for the Tax Incentive refunds as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company recorded $3.0 million and $2.1 million within prepaid and other current assets attributed to the Tax Incentive, respectively.

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

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of research and development services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in accounts receivable in the Company’s condensed consolidated balance sheet net of an allowance for credit losses. The Company's contract assets include trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of March 31, 2024 and December 31, 2023, the Company had unbilled accounts receivable totaling $5.0 million and $3.7 million, respectively, classified as accounts receivable on its condensed consolidated balance sheets.

Contract Liabilities

The Company’s contract liabilities consist of advance payments and deferred revenue. The Company classifies advance payments and deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. Generally, all contract liabilities are expected to be recognized within one year and are included in deferred revenue in the Company’s condensed consolidated balance sheet. The noncurrent portion of deferred revenue is included and separately disclosed in the Company’s condensed consolidated balance sheet.

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

Research and Development

Research and development expenses include salaries and related overhead expenses, non-cash stock-based compensation expense, external research and development expenses incurred under arrangements with third parties, costs of services performed by consultants and contract research organizations, regulatory costs including those related to preparing and filing INDs with the FDA, pharmacovigilance costs related to drug safety monitoring and reporting, and external expenses related to CMC, formulation and device development, and supply of drug product. Research and development costs are expensed as incurred.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the condensed consolidated statement of operations.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the condensed consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 subsequent to June 30, 2023 and may also experience ownership changes in the future as a result of subsequent shifts in stock ownership. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated, including those acquired through Bioniz. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company’s tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company's effective tax rate.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2024	2023
Common stock options	9,046,727	7,095,775
Common stock warrants	1,366,141	1,366,141
Total	10,412,868	8,461,916

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	March 31,	for Identical	Observable	Inputs
	2024	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$20,717	$20,717	$-	$-
Total	$20,717	$20,717	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2023	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$17,650	$17,650	$-	$-
Total	$17,650	$17,650	$-	$-

U.S. treasury securities are valued using Level 1 inputs. Level 1 securities are valued at unadjusted quoted prices in active markets that are observable at the measurement date for identical, unrestricted assets or liabilities. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Investments in agency securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of March 31, 2024 or December 31, 2023.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
March 31, 2024
U.S. treasury securities	1 or less	$20,721	$1	$(5)	$20,717
Total		$20,721	$1	$(5)	$20,717
December 31, 2023
U.S. treasury securities	1 or less	$17,632	18	-	$17,650
Total		$17,632	$18	$-	$17,650

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued payroll and other employee benefits	$1,097	$3,054
Clinical development	2,333	1,850
Biocon and its subsidiaries chemistry, manufacturing and controls services - related party	999	719
Biocon clinical development related to ulcerative colitis study - related party	553	415
Non-clinical research	181	228
Other accruals	483	431
Total accrued expenses	$5,646	$6,697

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

At closing, the Company delivered to the transfer agent 4,820,230 shares of its common stock for issuance to former stockholders of Bioniz per the terms of the Merger Agreement. Up to an additional 879,252 shares of the Company's common stock, pending any adjustments per the terms of the Merger Agreement, were to be issued to former stockholders of Bioniz 18 months after closing. On August 14, 2023, the Company issued 849,133 shares of the Company's common stock to the former stockholders of Bioniz, net of final adjustments per the terms of the Merger Agreement. The fair value of the fewer shares issued was not deemed material and, therefore, there was no adjustment to in-process research and development recorded on the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, or to additional paid-in capital on the condensed consolidated balance sheet as of December 31, 2023.

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

On April 23, 2021, the Loan Agreement was amended to (i) change the final payment percentage from 4.5% to 5.0% and (ii) extend the interest-only payment period based on achieving the following milestones: (a) the Company achieving positive data in the Company's Phase 1b acute graft-versus-host disease (aGVHD) trial of itolizumab (EQ001) supporting a formal decision to advance into Phase 2 or Phase 3 development, and as confirmed by the Company's board of directors in written board minutes (the Interest-Only Extension Milestone) and (b) the Company initiating a pivotal Phase 3 aGVHD trial (the Interest-Only Extension II Milestone). In May 2021, the Company achieved the Interest-Only Extension Milestone, and in March 2022, the Company obtained confirmation from the Lenders that the Interest-Only Extension II Milestone had been achieved, which extended the interest-only payments through September 30, 2022, followed by 24 equal monthly principal payments and interest.

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

On May 25, 2023, the Company prepaid in full all amounts owed under, and terminated, the Loan Agreement. In connection with the prepayment and termination of the Loan Agreement, the Company paid a total of approximately $6.8 million, which consisted of (i) the remaining principal amount and interest outstanding of approximately $6.2 million as of the date of the repayment, (ii) a Prepayment Fee of approximately $62,000, (iii) the Final Payment of approximately $0.5 million, and (iv) the remainder for transaction expenses. Following the termination of the Loan Agreement, the Company had no further obligations.

7. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla, California and previously in South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla expires in 2025, and the Company's leases of office space in La Jolla expire in 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the

Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million for each of the three months ended March 31, 2024 and 2023.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the three months ended March 31, 2024, is as follows (in thousands, except lease term and discount rate):

March 31, 2024
Balance sheet information
Right-of-use assets	$694
Lease liabilities, current	$424
Lease liabilities, non-current	295
Total lease liabilities	$719
Other information
Weighted average remaining lease term	2.11
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$122
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

Year ending December 31,
2024 (remaining nine months)	$370
2025	219
2026	169
2027	28
Total undiscounted lease payments	786
Less: imputed interest	(67)
Total lease liabilities	$719

As of March 31, 2024, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

If Ono exercises the Option, Ono will pay the Company a one-time payment of an amount equal to JPY 5.0 billion, or approximately $32.2 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on May 8, 2024. The Company is also eligible to receive up to $101.4 million upon the achievement of certain development, regulatory and commercialization milestones.

The Company is responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in lupus nephritis (LN) and the results of the interim analysis from the EQUATOR Phase 3 clinical study in aGVHD. In April 2024, the Company delivered topline data from the EQUALISE clinical study in LN to Ono.

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

The Company recognized revenue of $10.7 million and $8.9 million under the Asset Purchase Agreement during the three months ended March 31, 2024 and 2023, respectively. Such revenue was comprised of $8.0 million associated with development funding and $2.7 million associated with the amortization of the upfront payment during the three months ended March 31, 2024. Such revenue was comprised of $6.7 million associated with development funding and $2.2 million associated with the amortization of the upfront payment during the three months ended March 31, 2023. As of March 31, 2024, aggregate deferred revenue related to the Asset Purchase Agreement was $13.4 million, which was classified as short-term on the condensed consolidated balance sheet.

As of March 31, 2024, the Company has received $45.0 million in cash related to aggregate development funding payments from Ono.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company's affiliates and the Company's sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company's affiliates (but not the Company's sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Should Ono exercise its option to acquire the Company's rights to itolizumab (EQ001), as described below, the aforementioned milestone payments and royalties potentially owed to Biocon would become Ono’s responsibility, and the potential royalties on sales of itolizumab outside of the Equillium Territory would be become Ono’s right. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of March 31, 2024, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of March 31, 2024, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 35,254,752 shares of common stock outstanding as of March 31, 2024 and December 31, 2023.

2023 ATM Facility

In October 2023, the Company entered into an at-the-market facility with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as the Company's sales agent (the 2023 ATM Facility). As of the filing of this Quarterly Report on Form 10-Q, the Company has not sold any shares under the 2023 ATM Facility.

Authorization of Stock Repurchase Program

In July 2023, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $7.5 million of shares of its common stock through December 31, 2024. Under the program, the Company may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as the Company’s board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of the Company’s common stock, alternative investment opportunities, the Company’s cash resources, restrictions under any of the Company’s agreements, corporate and regulatory requirements and market conditions. As of March 31, 2024, the Company had repurchased 298,385 shares of its common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of common stock under the stock repurchase program during the three months ended March 31, 2024 or since March 31, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. The Company expects to fund any future repurchase of shares of its common stock, if any, under the program with existing cash and cash equivalents.

2024 Inducement Plan

On March 6, 2024, upon the recommendation of the Compensation Committee of the Company’s board of directors, the Company’s board of directors adopted and approved the Company’s 2024 Inducement Plan (the Inducement Plan) to reserve 1,500,000 shares of the Company's common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In addition, the Company's board of directors adopted and approved forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2018 Equity Incentive Plan (the 2018 Plan). As of March 31, 2024, there have been no stock options granted from the Inducement Plan.

Repricing of Outstanding Options

On August 7, 2023, the Company’s board of directors approved an option repricing, which was effective on August 14, 2023 (the Effective Date). The repricing applies to outstanding options to purchase shares of the Company’s common stock that, as of the Effective Date, were held by the Company’s employees, officers and certain non-employee directors (the Outstanding Options), to the extent such Outstanding Options have an exercise price in excess of the closing trading price of the Company’s common stock on the Effective Date, and were granted under the Company’s 2017 Equity Incentive Plan or 2018 Plan. As of the Effective Date, 6,628,589 of the Outstanding Options were repriced such that the exercise price per share for such Outstanding Options was reduced to the closing trading price of the Company’s common stock on the Effective Date, except that a premium exercise price will apply for certain exercises, as further described below. The Outstanding Options that were repriced on the Effective Date (the Repriced Options) included the Outstanding Options held by the Company’s executive officers and certain non-employee directors.

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

During the three months ended March 31, 2024, the Company recognized incremental stock-based compensation expense totaling $0.2 million associated with the repricing which is included in general and administrative and research and development expense on the condensed consolidated statement of operations and comprehensive loss.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2024:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2023	7,031,075	$0.90
Granted	2,073,500	$0.74
Exercised	-	$-
Forfeitures and cancellations	(57,848)	$0.76
Balances as of March 31, 2024	9,046,727	$0.86	7.92	$13,567
Options exercisable as of March 31, 2024	4,456,073	$0.97	6.80	$6,448
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on March 28, 2024 of $2.31 and the price of the underlying options.

At March 31, 2024, unamortized stock compensation for stock options was $5.5 million, with a weighted-average recognition period of 2.98 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$370	$410
General and administrative	602	628
Total	$972	$1,038

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	March 31,	December 31,
	2024	2023
Stock options issued and outstanding	9,046,727	7,031,075
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	323,549	576,464
Awards available under the 2024 Inducement Plan	1,500,000	-
Employee stock purchase plan	1,322,658	979,383
Total	13,559,075	9,953,063

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

There was no income tax expense recorded for the three months ended March 31, 2024. Income tax expense was approximately $0.1 million for the three months ended March 31, 2023. The Company’s 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

11. Related Party Transactions

On April 7, 2022, the Company entered into an agreement with Biocon, who is a holder of more than 5% of the Company’s common stock, to collaborate on and co-fund a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis that is being conducted by Biocon in India. The Company expects its share of the total clinical study costs will be approximately $1.4 million. During each of the three month periods ended March 31, 2024 and 2023, the Company recognized $0.1 million of research and development expense related to its portion of the total clinical study costs. As of March 31, 2024 and December 31, 2023, the Company had accrued expenses totaling $0.6 million and $0.4 million, respectively, and there were no amounts invoiced by and payable to Biocon related to the Company’s portion of the total clinical study costs.

In February 2020, the Company entered into a master services agreement with Syngene International Limited (Syngene), a wholly-owned subsidiary of Biocon, for CMC services associated with itolizumab development (the Syngene MSA). In July 2023, the Company issued a signed work order under the Syngene MSA totaling $5.4 million for CMC activities related to the development of a pre-filled syringe product presentation for itolizumab. Of the total work order value, $0.7 million is a firm commitment. The remainder of the total work order value is dependent upon the Company’s decision to move forward with additional manufacturing activities. In addition, the Company is working with Biocon on several CMC projects in preparation for a potential BLA filing related to itolizumab and has entered into several purchase orders totaling approximately $3.7 million to support these CMC projects. During the three months ended March 31, 2024 and 2023, the Company recognized research and development expenses totaling $1.0 million and an immaterial amount, respectively, related to these CMC agreements. As of March 31, 2024 and December 31, 2023, the Company had accrued expenses totaling $1.0 million and $0.7 million, respectively, and $0.6 million and an immaterial amount, respectively, was invoiced by and payable to Biocon and Syngene.

Aforementioned expenses associated with work performed by Biocon or its affiliates related to itolizumab development during the Ono option period are reimbursed by Ono pursuant to the terms of the Asset Purchase Agreement.

The Company classifies its accruals related to these activities as accrued expenses on the accompanying condensed consolidated balance sheets. The Company classifies amounts invoiced by and payable to Biocon and Syngene as accounts payable on the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Equillium, Inc.

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

Our current clinical-stage product candidates consist of EQ101 and itolizumab (EQ001). EQ101 is a clinical stage, first-in-class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. Itolizumab (EQ001) is a clinical-stage, first-in-class anti-CD6 monoclonal antibody that selectively targets the CD6-ALCAM signaling pathway to downregulate pathogenic T effector cells while preserving T regulatory cells critical for maintaining a balanced immune response. This pathway plays a central role in modulating the activity and trafficking of T cells that drive a number of immuno-inflammatory diseases. We are also engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines and are currently advancing the development of EQ302, a preclinical stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 for oral delivery. Our novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology. We are focused on developing EQ101, EQ302 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders.

We acquired the exclusive worldwide rights to EQ101 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates, including EQ302, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. EQ101 and EQ302 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs in a number of immuno-inflammatory indications. In November 2022, we initiated a Phase 2 proof-of-concept clinical study of EQ101 administered intravenously, or IV, in subjects with moderate to severe alopecia areata, or AA, in Australia and New Zealand. Enrollment in that study has been completed, and we expect to announce topline data in the second quarter of 2024. We are currently conducting preclinical development of EQ302, including in vivo pharmacology and formulation development, to further characterize and optimize the product candidate. Pending positive findings, we expect to advance EQ302 into additional preclinical development to include GMP-manufacturing and toxicology studies capable of supporting a potential IND filing and advancement into a first-in-human clinical study.

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

We acquired our rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon) in May 2017, which has been subsequently amended, or Biocon License. In March 2022, we initiated EQUATOR, a global Phase 3 pivotal clinical study of itolizumab (EQ001) in 200 patients with acute graft-versus-host disease, or aGVHD. The decision to initiate the EQUATOR study was based on findings from our completed Phase 1b clinical study in aGVHD, called EQUATE, and feedback from both the U.S. Food and Drug Administration, or FDA, and leading physicians in the field of hematopoietic stem cell transplantation. We expect the interim review of EQUATOR data of the first approximately 100 subjects by the Data Safety Monitoring Committee will occur in the third quarter of 2024. We recently completed EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with systemic lupus erythematosus, or SLE, and lupus nephritis, or LN. In November 2023, we announced data from the Type B LN portion of the study presented at the annual meetings of the American College of Rheumatology and the American Society of Nephrology. That data represented all but the last patient in the follow-up period and demonstrated that itolizumab (EQ001) was well-tolerated and produced a clinically meaningful response in highly proteinuric subjects. In April 2024, we announced positive topline data from the Type B LN portion of EQUALISE and that the topline data had been delivered to Ono Pharmaceutical Co., Ltd., or Ono.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $32.2 million based on the currency exchange rate quoted by MUFG Bank, Ltd on May 8, 2024. We expect Ono to make its option exercise decision in the second half of 2024. We are also eligible to receive up to $101.4 million upon the achievement of certain development, regulatory and commercialization milestones.

Pursuant to the Asset Purchase Agreement, we are responsible for conducting all research and development of itolizumab (EQ001), which is being funded by Ono on a quarterly basis from July 1, 2022 through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and the results of the interim analysis from the EQUATOR Phase 3 clinical study in aGVHD. In April 2024, we delivered topline data from the EQUALISE clinical study in LN to Ono.

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

We have a proprietary product discovery platform that we can leverage to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways. For example, we recently highlighted preclinical data from EQ302, a preclinical stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 for oral delivery. We also have ongoing translational biology programs to assess the therapeutic utility of our product candidates in additional indications where the mechanism of action is believed to play an important role in the pathogenesis of a particular disease. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing our product candidates into further development.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three Investigational New Drug applications, or INDs, conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting chemistry, manufacturing and controls, or CMC, activities in preparation for a potential biologics license application, or BLA, filing for itolizumab, conducting business development activities such as the acquisition of

Bioniz, the Asset Purchase Agreement with Ono and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to multiple product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from the Asset Purchase Agreement related to the one-time, upfront payment from Ono in exchange for the Option as well as from the itolizumab (EQ001) development funding from Ono. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the three months ended March 31, 2024 and 2023, our net losses were $2.7 million and $3.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $188.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities, including the ongoing and future clinical development of EQ101, EQ302 and itolizumab (EQ001), potentially expand the indications in which we conduct clinical development of our product candidates, potentially acquire and/or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur general corporate costs. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2024, will enable us to fund our operations into the second half of 2025, assuming no further repurchases under our stock repurchase program.

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

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. For the three months ended March 31, 2024 and 2023, our revenues were derived from development funding from Ono and recognition of deferred revenue associated with an upfront payment under the Asset Purchase Agreement. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, including further revenue such as development funding and potential option exercise and milestone payments from the Asset Purchase Agreement, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of EQ101, EQ302, itolizumab (EQ001) if Ono does not exercise its option, and any future product candidates. If we fail to complete the development of EQ101, EQ302, itolizumab (EQ001) or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

If Ono exercises the Option, we will receive JPY 5.0 billion, or approximately $32.2 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on May 8, 2024. We are also eligible to receive up to $101.4 million upon achievement of certain development, regulatory and commercialization milestones.

We are responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and the results of the interim analysis from the EQUATOR Phase 3 clinical study in aGVHD. In April 2024, we delivered topline data from the EQUALISE clinical study in LN to Ono.

During the three months ended March 31, 2024, we recognized $10.7 million of revenue under our Asset Purchase Agreement with Ono consisting of $8.0 million of development funding and $2.7 million related to the amortization of the upfront payment. During the three months ended March 31, 2023, we recognized $8.9 million of revenue under our Asset Purchase Agreement with Ono consisting of $6.7 million of development funding and $2.2 million related to the amortization of the upfront payment.

As of March 31, 2024, aggregate deferred revenue related to the Asset Purchase Agreement was $13.4 million.

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our non-clinical research and clinical development of our product candidates, as well as costs paid to contract manufacturing organizations, or CMOs, and to Biocon and its affiliates in connection with clinical product supply, formulation and device development, and the performance of CMC activities required for a potential BLA filing of itolizumab. Our research and development expenses include:

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
•
external expenses related to CMC, formulation and device development, and supply of drug product; and
•
costs related to general overhead expenses such as travel, insurance, rent expenses, lab supplies and equipment associated with our research and development activities.

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our non-clinical research and clinical development, as well as costs paid to CMOs and to Biocon and its affiliates in connection with clinical product supply, formulation and device development, and the performance of CMC activities required for a potential BLA filing of itolizumab.

Equillium Australia Pty Ltd, or Equillium Australia, a wholly-owned subsidiary of Equillium, Inc., is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office, or ATO, for eligible research and development expenditures. The cash refund is received by Equillium Australia, upon filing of a claim in connection with Equillium Australia’s annual income tax return. The Tax Incentive is a self-assess program whereby Equillium Australia must assess its eligibility each year to determine (i) if the entity is eligible, (ii) if the specific research and development activities are eligible and (iii) if the individual research and development expenditures have nexus to such research and development activities. Equillium Australia evaluates its eligibility under the Tax Incentive as of each balance sheet date based on the most current and relevant data available. Equillium Australia is able to continue to claim the Tax Incentive for as long as it remains eligible and continues to incur eligible research and development expenditures. The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue	$10,689	$8,879	$1,810
Research and development	9,743	9,272	471
General and administrative	3,737	3,715	22
Interest expense	-	(232)	232
Interest income	439	639	(200)
Other expense, net	(382)	(179)	(203)
Income tax expense	-	60	(60)

Revenue

During the three months ended March 31, 2024 and 2023, we recognized revenue of $10.7 million and $8.9 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended March 31, 2024, development funding represented $8.0 million and amortization of the upfront payment represented $2.7 million. For the three months ended March 31, 2023, development funding represented $6.7 million and amortization of the upfront payment represented $2.2 million.

Research and Development Expenses

Research and development expenses were $9.7 million and $9.3 million for the three months ended March 31, 2024 and 2023, respectively.

The increase in research and development expense primarily includes the following changes:

•
$1.0 million increase in expenses associated with CMC activities primarily performed by Biocon necessary to support a potential BLA filing related to our EQUATOR clinical study;
•
$0.6 million increase in drug substance purchases for the potential advancement of EQ101 clinical development;
•
$0.5 million increase in employee compensation and benefits, primarily related to increased headcount; and
•
$0.2 million increase in consulting expenses; offset by
•
$1.4 million decrease in clinical study expenses primarily driven by our EQ102 clinical study and to a lesser extent by our EQUALISE clinical study, partially offset by higher costs for our EQ101 and EQUATOR clinical studies;
•
$0.3 million decrease in research and development expenses associated with the recording of a Tax Incentive benefit from the ATO as a reduction to research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia; and
•
$0.2 million decrease in non-clinical research expenses.

General and Administrative Expenses

General and administrative expenses were $3.7 million for each of the three-month periods ended March 31, 2024 and 2023. General and administrative expenses for the three months ended March 31, 2024 remained relatively constant compared to the same period in 2023.

Interest Expense

There was no interest expense for the three months ended March 31, 2024. Interest expense was $0.2 million for the three months ended March 31, 2023. Interest expense consisted of interest on our prior term notes payable, which were paid off in May 2023.

Interest Income

Interest income was $0.4 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in interest income was primarily due to lower average cash, cash equivalents and short-term investment balances during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other Expense, net

Other expense, net was $0.4 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023. The change relates primarily to an increase in net foreign currency transaction unrealized losses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2024. Income tax expense was $0.1 million for the three months ended March 31, 2023. Our 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. We do not record a deferred tax provision as there is a full valuation allowance offsetting our deferred tax assets.

Liquidity and Capital Resources

From inception through March 31, 2024, we have financed our operations primarily through the sale of equity and debt securities and income generated from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of March 31, 2024, we had an accumulated deficit of $188.5 million and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had $11.6 million in cash and cash equivalents and $20.7 million in short-term investments.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $32.2 million based on the currency exchange rate quoted by MUFG Bank Ltd. on May 8, 2024.

We are also eligible to receive up to $101.4 million upon the achievement of certain development, regulatory and commercialization milestones. As of March 31, 2024, we have not received the option exercise payment or any milestone payments.

We are responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022 through the option period. The option period will expire three months following the delivery of topline data from the EQUALISE clinical study in LN and the results of the interim analysis from the EQUATOR Phase 3 clinical study in aGVHD. In April 2024, we delivered topline data from the EQUALISE clinical study in LN to Ono.

As of March 31, 2024, we have received $45.0 million in development funding from Ono.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of EQ101 and itolizumab (EQ001) if Ono does not exercise its option, including potential new indications, and potentially advance preclinical research of EQ302 and other novel preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform. We expect that our primary uses of capital will be for clinical development services, non-clinical research, CMC activities, formulation and device development, product supply, potential acquisition of new products, potential repurchases of shares of our common stock under our stock repurchase program, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the program, we may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions. As of March 31, 2024, we repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since March 31, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. We expect to fund any future repurchase of shares of our common stock, if any, under the program with existing cash and cash equivalents.

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2024 will enable us to fund our currently planned operations into the second half of 2025, assuming no further repurchases under our stock repurchase program. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ101, EQ302 and itolizumab (EQ001) or any of our other product candidates or whether, or when, we may achieve profitability.

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
•
the cost, timing and outcome of regulatory review of any BLA or New Drug Application, or NDA, we may submit for our product candidates;
•
the costs and timing of manufacturing EQ101 and itolizumab (EQ001) and other product candidates;
•
the costs of drug formulation research and development;
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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $188.5 million as of March 31, 2024. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ101, EQ302 and itolizumab (EQ001) if Ono does not exercise its option, and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Note 7 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including the Biocon License. For further details on the potential contingent payments related to our acquisition of Bioniz and related to the Biocon License, see Notes 5 and 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in:
Operating activities	$(8,800)	$(7,995)
Investing activities	(2,831)	(25,181)
Financing activities	-	(1,429)
Effect of exchange rate changes on cash	(17)	1
Net decrease in cash and cash equivalents	$(11,648)	$(34,604)

Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $8.8 million compared to $8.0 million during the three months ended March 31, 2023. Cash used in operating activities during the first quarter of 2024 primarily related to our net loss of $2.7 million, adjusted for non-cash items of $1.1 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $7.2 million. Cash used in operating activities during the first quarter of 2023 primarily related to our net loss of $3.9 million, adjusted for non-cash items of $1.0 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $5.0 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 were outflows of $2.8 million and $25.2 million, respectively, and reflects the purchases of short-term investments, property and equipment, offset by the sales and maturities of short-term investments.

Financing Activities

There was no cash used in or provided by financing activities during the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2023 was $1.4 million, and reflects principal payments on our prior notes payable.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three INDs, conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting CMC activities in preparation for a potential BLA filing for itolizumab, conducting business development activities such as the acquisition of Bioniz in February 2022, the Asset Purchase Agreement with Ono in December 2022 and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the three months ended March 31, 2024 and the year ended December 31, 2023, our net losses were $2.7 and $13.3 million, respectively. As of March 31, 2024, we had an accumulated deficit of $188.5 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, advance the clinical development of EQ101 and itolizumab (EQ001), conduct preclinical research and potential clinical development of EQ302 and other preclinical product candidates, perform discovery research, conduct formulation and device development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to multiple product candidates, all at various stages of development. This expansion of our pipeline may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval of these product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

As of March 31, 2024, we had $32.3 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2024, will enable us to fund our operations into the second half of 2025, assuming no further repurchases under our stock repurchase program. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. As of March 31, 2024, we have repurchased 298,385 shares of our common stock under the stock repurchase program for a total of approximately $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since March 31, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. The timing and amount, if any, of such further repurchases will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions.

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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Under the Asset Purchase Agreement with Ono, we received a one-time, upfront payment of JPY 3.5 billion, or approximately $26.4 million, and are (i) entitled to receive a one-time payment of JPY 5.0 billion, or approximately $32.2 million (based on the currency exchange rate quoted by MUFG Bank, Ltd. on May 8, 2024) if Ono exercises its exclusive option to acquire our rights to itolizumab and (ii) eligible to receive up to $101.4 million upon the achievement of certain milestones. However, there is no assurance that Ono will exercise its option or that we will ever receive any milestone payments. Additionally, due to the risks associated with foreign exchange rates, if Ono exercises its option, the one-time upfront payment of JPY 5.0 billion may result in a USD value that is significantly less than expected. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, the conflict between Russia and Ukraine, the conflicts in the Middle East, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval for any product candidate.*

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 studies of itolizumab (EQ001) have been completed, but the Phase 3 study in aGVHD is currently ongoing. We completed a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia, and we are currently conducting a Phase 2 clinical study of EQ101 in subjects with AA in Australia and New Zealand. We currently have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and LN. Through the acquisition of Bioniz, we also have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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
•
maintaining arrangements with our CMOs for clinical and, if and when approved, commercial supply of EQ101 and EQ302 and with Biocon, our manufacturer of itolizumab (EQ001), for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001);
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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business.*

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory (as defined below). Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis and was marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India, or DCGI, for the treatment of cytokine release syndrome, or CRS, in COVID-19 patients with moderate to severe ARDS in India. In September 2020, the DCGI granted approval of itolizumab produced in a Chinese hamster ovary, or CHO, cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of chronic plaque psoriasis, as well as restricted emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe acute respiratory distress syndrome, or ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been and ALZUMAb-L may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

Centro de Immunologia Molecular was granted emergency use authorization of itolizumab for patients with severe COVID-19 in Cuba. Uses of itolizumab in Cuba we believe are limited to itolizumab manufactured in an NS0 cell line, whereas itolizumab (EQ001) is manufactured in a CHO cell line. There may be other entities that conduct research and development of antibodies that target CD6, including itolizumab, in geographies outside of the Equillium Territory, which are outside of our control.

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

We are and may become further dependent on Ono for funding the clinical development and commercialization of itolizumab (EQ001). If Ono terminates our Asset Purchase Agreement, does not exercise its option, or does not achieve the milestones specified in the Asset Purchase Agreement, our business and financial condition would be adversely impacted.*

In December 2022, we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001), which option expires three months following the delivery of topline data from the EQUALISE clinical study in LN and the results of the interim analysis from the EQUATOR Phase 3 clinical study in aGVHD. In April 2024, we delivered topline data from the EQUALISE clinical study in LN to Ono. During the option period, we are responsible for conducting all research and development of itolizumab (EQ001), which is funded by Ono on a quarterly basis commencing July 1, 2022. If Ono fails to provide such funding, our financial condition and ability to conduct continued research and development of itolizumab (EQ001) would be adversely affected.

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

Before obtaining marketing approval from the FDA or from any other applicable regulatory authority outside of the United States for the sale of any of our product candidates in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of those product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our partner, Biocon, as well as CROs and other contracted parties for regulatory submissions for our product candidates. While we have or will have agreements governing these contracted parties’ services, we have limited influence over their actual performance. If these parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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

We are aware that other products addressing the same indications as EQ101, EQ302 and itolizumab (EQ001) are in development, and some have been approved. For the treatment of AA, Eli Lilly and Company has received FDA approval of Olumiant, and Pfizer Inc. has recently received FDA approval of Litfulo. Other private and public companies involved in AA drug development include AbbVie Inc., Arcutis Biotherapeutics, Inc., ASLAN Pharmaceuticals Limited, Bristol-Myers Squibb Company, Concert Pharmaceuticals, Inc. (acquired by Sun Pharmaceutical Industries Ltd.), Forte Biosciences, Inc., Horizon Therapeutics plc (acquired by Amgen Inc.), Inmagene Biopharmaceuticals Co. Ltd., Legacy Healthcare, Nektar Therapeutics, Ornovi Inc., Pfizer Inc., Q32 Bio Inc., Reistone

Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited. There are no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Amgen Inc., Anokion SA, Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc.(acquired by First Wave BioPharma Inc.), Protagonist Therapeutics, Inc., Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD in 2019. Other private and public companies with development programs in first-line and steroid refractory aGVHD, include AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Evive Biotech (subsidiary of Yifan Pharmaceutical Co., Ltd.), Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Shenzhen Xbiome Biotech, Co., Ltd., TR1X Inc., VectivBio Holding AG (acquired by Ironwood Pharmaceuticals, Inc.), ViGenCell Inc., and Zelgen Biopharmaceuticals Co., Ltd. There are currently two approved therapies for the treatment of LN: GlaxoSmithKline’s Benlysta, approved in 2020, and Aurinia Pharmaceuticals’ Lupkynis, approved in January 2021. Other private and public companies involved in LN drug development include Artiva Biotherapeutics, Inc., AstraZeneca plc, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., I-MAB Biopharma, ImmPACT Bio USA Inc., Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Nkarta, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

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

We cannot assure you that all of the potentially relevant prior art-information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention-relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application, and we may be subject to a third party pre-issuance submission of prior art to the USPTO. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate litigation or opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated, may allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or limit the duration of the patent protection of our technology and products. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Our and our licensors’, licensees’ or partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2024, we had 44 full-time employees. As we develop EQ101, EQ302 and itolizumab (EQ001), and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If EQ101, EQ302, itolizumab (EQ001), or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; ; diversion of management attention; interruptions in our operations (including the delay of development and commercialization of our product candidates); financial loss; and other similar harms. Security incidents and attendant consequences that we or our third-party providers could experience may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.

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

In the past few years, numerous U.S. states-including California, Virginia, Colorado, Connecticut, and Utah-have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, may also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We determined that we experienced one or more ownership changes prior to June 30, 2023. However, the ownership changes prior to June 30, 2023 are not expected to significantly impact our ability to utilize our NOLs and other tax attributes. We have not completed an analysis subsequent to June 30, 2023 and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income in the future (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

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

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, bank failures, the conflict between Russia and Ukraine, and the conflicts in the Middle East, that have affected and may continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of May 8, 2024, we had 35,254,752 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We cannot guarantee that our stock repurchase program will be further consummated or will enhance stockholder value, and share repurchases could affect the price of our common stock.*

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the stock repurchase program, we may repurchase shares of common stock during the term of the stock repurchase program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. As of March 31, 2024, we have repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since March 31, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. There can be no assurances that we will make further stock repurchases in the future.

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

We are a “smaller reporting company” and a “non-accelerated filer” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies or non-accelerated filers could make our common stock less attractive to investors.*

We are a “smaller reporting company” and a “non-accelerated filer” as defined in the Exchange Act, and for as long as we continue to be a “smaller reporting company” or a “non-accelerated filer,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “smaller reporting companies” or “non-accelerated filers,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 (for so long as we are a “non-accelerated filer”) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (for so long as we are a “smaller reporting company”). We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 5. Other Information

Trading Arrangements

During the three-months ended March 31, 2024, one of our executive officers adopted a trading plan for the orderly disposition of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Jason Keyes, Chief Financial Officer	Adoption	March 27, 2024	X		75,000	September 30, 2025

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

10.1+	Equillium, Inc. 2024 Inducement Plan and Forms of Stock Option Grant Notice, Option Agreement, and Notice of Exercise thereunder.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+ Indicates management contract or compensatory plan.

* This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2024	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)