Form 10-Q
period 2024-06-30
Equillium, Inc.
filed 2024-08-08
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 35,424,388 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,057	$23,216
Short-term investments	22,242	17,650
Accounts receivable	5,893	3,735
Prepaid expenses and other current assets	2,695	4,748
Total current assets	41,887	49,349
Operating lease right-of-use assets	592	796
Property and equipment, net	329	315
Other assets	53	70
Total assets	$42,861	$50,530
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,486	$4,707
Accrued expenses	6,903	6,697
Current portion of deferred revenue	8,430	15,729
Current portion of operating lease liabilities	350	440
Total current liabilities	20,169	27,573
Long-term operating lease liabilities	259	384
Total liabilities	20,428	27,957
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 35,424,388 and 35,254,752 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	210,185	208,170
Accumulated other comprehensive income	251	140
Accumulated deficit	(188,006)	(185,740)
Total stockholders' equity	22,433	22,573
Total liabilities and stockholders' equity	$42,861	$50,530

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$13,853	$9,124	$24,542	$18,003
Operating expenses:
Research and development	10,808	9,610	20,551	18,882
General and administrative	3,145	3,105	6,883	6,820
Total operating expenses	13,953	12,715	27,434	25,702
Loss from operations	(100)	(3,591)	(2,892)	(7,699)
Other income, net:
Interest expense	-	(259)	-	(491)
Interest income	371	627	811	1,266
Other income (expense), net	197	(112)	(185)	(291)
Total other income, net	568	256	626	484
Income (loss) before income taxes	468	(3,335)	(2,266)	(7,215)
Income tax expense	-	8	-	68
Net income (loss)	$468	$(3,343)	$(2,266)	$(7,283)
Other comprehensive (loss) income, net:
Unrealized (loss) gain on available-for-sale securities, net	(6)	(36)	(28)	59
Foreign currency translation (loss) gain	(166)	71	139	205
Total other comprehensive (loss) income, net	(172)	35	111	264
Comprehensive income (loss)	$296	$(3,308)	$(2,155)	$(7,019)
Net income (loss) per share:
Basic	$0.01	$(0.10)	$(0.06)	$(0.21)
Diluted	$0.01	$(0.10)	$(0.06)	$(0.21)
Weighted-average number of common shares outstanding:
Basic	35,292,035	34,449,769	35,273,394	34,432,057
Diluted	36,589,774	34,449,769	35,273,394	34,432,057

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942
Stock-based compensation expense	-	-	1,038	-	-	1,038
Other comprehensive income	-	-	-	229	-	229
Net loss	-	-	-	-	(3,940)	(3,940)
Balance at March 31, 2023	34,414,149	$3	$205,306	$305	$(176,345)	$29,269
Issuance of common stock under employee stock purchase plan	154,351	-	86	-	-	86
Stock-based compensation expense	-	-	934	-	-	934
Other comprehensive income	-	-	-	35	-	35
Net loss	-	-	-	-	(3,343)	(3,343)
Balance at June 30, 2023	34,568,500	$3	$206,326	$340	$(179,688)	$26,981

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573
Stock-based compensation expense	-	-	972	-	-	972
Other comprehensive income	-	-	-	283	-	283
Net loss	-	-	-	-	(2,734)	(2,734)
Balance at March 31, 2024	35,254,752	$3	$209,142	$423	$(188,474)	$21,094
Issuance of common stock under employee stock purchase plan	169,636	-	91	-	-	91
Stock-based compensation expense	-	-	952	-	-	952
Other comprehensive loss	-	-	-	(172)	-	(172)
Net income	-	-	-	-	468	468
Balance at June 30, 2024	35,424,388	$3	$210,185	$251	$(188,006)	$22,433

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(2,266)	$(7,283)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	67	62
Stock-based compensation	1,924	1,972
Net unrealized loss on foreign currency transactions	159	270
Amortization of term loan discount and issuance costs	-	180
Amortization of investments, net	(519)	(597)
Deferred revenue	(7,298)	(4,882)
Changes in operating assets and liabilities:
Accounts receivable	(2,159)	(905)
Prepaid expenses and other current assets	2,008	(2,421)
Accounts payable	(203)	(930)
Accrued expenses	228	332
Right-of-use assets and lease liabilities, net	(11)	(8)
Net cash used in operating activities	(8,070)	(14,210)
Investing activities:
Purchases of property and equipment	(81)	-
Purchases of short-term investments	(17,601)	(37,181)
Maturities of short-term investments	13,500	27,000
Net cash used in investing activities	(4,182)	(10,181)
Financing activities:
Repayment of notes payable	-	(9,133)
Proceeds from issuance of common stock under employee stock purchase plan	91	86
Net cash provided by (used in) financing activities	91	(9,047)
Effect of exchange rate changes on cash and cash equivalents	2	(45)
Net decrease in cash and cash equivalents	(12,159)	(33,483)
Cash and cash equivalents at beginning of period	23,216	59,107
Cash and cash equivalents at end of period	$11,057	$25,624

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

The Company's current clinical-stage product candidates consist of EQ101 and itolizumab (EQ001). EQ101 is a clinical-stage, first-in-class, selective tri-specific inhibitor of IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. Itolizumab (EQ001) is a clinical-stage, first-in-class anti-CD6 monoclonal antibody that selectively targets the CD6-ALCAM signaling pathway to downregulate pathogenic T effector cells while preserving T regulatory cells critical for maintaining a balanced immune response. This pathway plays a central role in modulating the activity and trafficking of T cells that drive a number of immuno-inflammatory diseases. The Company is also engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines and is currently advancing the development of EQ302, a preclinical-stage, first-in-class, selective bi-specific inhibitor of IL-15 and IL-21 for oral delivery. The Company’s novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology. The Company is focused on developing EQ101, EQ302 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders.

From inception through June 30, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three Investigational New Drug applications (INDs), conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting chemistry, manufacturing and controls (CMC) activities in preparation for a potential biologics license application (BLA) filing for itolizumab, conducting formulation development work of our product candidates, conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc. (Bioniz), the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd. (Ono) and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from product sales, milestone payments, or royalties, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of June 30, 2024, the Company had $33.3 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments primarily for clinical development, non-clinical research, CMC activities, formulation and device development activities, product supply, potential acquisition of new products, potential repurchases of shares of its common stock under its stock repurchase program, legal and other regulatory compliance, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as its Asset Purchase Agreement with Ono. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself.

If Ono does not exercise its option, management believes that the Company’s cash, cash equivalents and short-term investments as of June 30, 2024, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC), based on certain assumptions. Specifically, management’s projected cash runway assumes Ono continues to fund itolizumab (EQ001) development costs through October 2024, the Company pauses further development of a pre-filled syringe presentation for itolizumab (EQ001) and the Company pauses further CMC studies and other activities in preparation for a potential BLA filing for itolizumab (EQ001) without incurring additional costs. It also assumes no further repurchases of stock under the Company’s stock repurchase program, the reduction of certain discretionary compensation expenses and the elimination of non-essential discretionary expenditures, including travel. If Ono exercises its option, management believes that the Company’s cash, cash equivalents and short-term investments as of June 30, 2024, including the proceeds received from the exercise of Ono’s option, will be sufficient to fund the Company’s operations for at least the next 12 months from the date of this filing without implementing or taking into account any of the aforementioned actions or assumptions.

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive (loss) income, net in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in accumulated other comprehensive income in the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Recently Issued and Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period. The Company adopted ASU 2021-08 on January 1, 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

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

No other new accounting pronouncements or legislation issued or effective as of June 30, 2024 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At June 30, 2024 and December 31, 2023, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of June 30, 2024 and December 31, 2023, the Company had unbilled accounts receivable totaling $5.9 million and $3.7 million, respectively, classified as accounts receivable on its condensed consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivable is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivable by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable is written-off on a case by case basis, net of any amounts that may be collected. As of June 30, 2024 and December 31, 2023, no credit losses have been recorded by the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Australian research and development tax incentive	$692	$2,054
Prepaid clinical development	556	1,008
Prepaid insurance	250	532
Other receivables	407	497
Prepaid other	473	422
Other current assets	317	235
Total prepaid expenses and other current assets	$2,695	$4,748

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

The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. During the three months ended June 30, 2024 and 2023, the Company recorded $0.4 million and $0.5 million, respectively, as a reduction to research and development expenses related to the Tax Incentive. During the six months ended June 30, 2024 and 2023, the Company recorded $1.4 million and $1.2 million, respectively, as a reduction to research and development expenses related to the Tax Incentive. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the Company recorded $0.7 million and $2.1 million within prepaid and other current assets attributed to the Tax Incentive, respectively.

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

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of research and development services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in accounts receivable in the Company’s condensed consolidated balance sheet net of an allowance for credit losses. The Company's contract assets include trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of June 30, 2024 and December 31, 2023, the Company had unbilled accounts receivable totaling $5.9 million and $3.7 million, respectively, classified as accounts receivable on its condensed consolidated balance sheets.

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding and potentially dilutive common shares outstanding for the period. The Company’s potentially dilutive securities include outstanding options under the Company’s 2018 Equity Incentive Plan, 2024 Inducement Plan and outstanding warrants to purchase common stock. Potentially dilutive common shares are only included when their effect is dilutive. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive securities is anti-dilutive and therefore excluded. Potentially dilutive common shares from options and warrants are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercises of options and warrants and the average amount of unrecognized compensation expenses are assumed to be used to repurchase shares.

The following table presents the weighted-average number of common shares used to calculate basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average number of common shares used in calculating basic net income (loss) per share	35,292,035	34,449,769	35,273,394	34,432,057
Weighted average number of common shares used in calculating diluted net income (loss) per share	36,589,774	34,449,769	35,273,394	34,432,057

Anti-dilutive shares:
Common stock options	7,886,188	7,317,199	9,183,927	7,317,199
Common stock warrants	1,366,141	1,366,141	1,366,141	1,366,141
Potentially dilutive shares excluded from calculation due to antidilutive effect	9,252,329	8,683,340	10,550,068	8,683,340

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	June 30,	for Identical	Observable	Inputs
	2024	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$22,242	$22,242	$-	$-
Total	$22,242	$22,242	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2023	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$17,650	$17,650	$-	$-
Total	$17,650	$17,650	$-	$-

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

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of June 30, 2024 or December 31, 2023.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
June 30, 2024
U.S. treasury securities	1 or less	$22,252	-	$(10)	$22,242
Total		$22,252	$-	$(10)	$22,242
December 31, 2023
U.S. treasury securities	1 or less	$17,632	18	-	$17,650
Total		$17,632	$18	$-	$17,650

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income in the Company's condensed consolidated balance sheets.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued payroll and other employee benefits	$1,991	$3,054
Clinical development	3,436	1,850
Biocon and its subsidiaries chemistry, manufacturing and controls services - related party	363	719
Biocon clinical development related to ulcerative colitis study - related party	272	415
Non-clinical research	441	228
Other accruals	400	431
Total accrued expenses	$6,903	$6,697

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

The acquisition of Bioniz expanded the Company's pipeline of novel immunomodulatory drug candidates, adding a first-in-class clinical-stage asset, BNZ-1, now referred to as EQ101, and a proprietary product discovery platform. The Company determined the acquisition constituted an acquisition of assets instead of a business combination as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development.

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

In connection with entering into the Loan Agreement, the Company issued to the Lenders warrants exercisable for 80,428 shares of the Company’s common stock (the Warrants). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $3.73, which was the closing price of the Company’s common stock reported on the Nasdaq Global Market (prior to the Company’s transfer to the Nasdaq Capital Market on September 15, 2023) on the day prior to the Effective Date. The Warrants will terminate on the earlier of September 30, 2029 or the closing of certain merger or consolidation transactions.

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

7. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla, California and previously in South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla expires in February 2025, and the Company's leases of office space in La Jolla expire in 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the six months ended June 30, 2024, is as follows (in thousands, except lease term and discount rate):

June 30, 2024
Balance sheet information
Right-of-use assets	$592
Lease liabilities, current	$350
Lease liabilities, non-current	259
Total lease liabilities	$609
Other information
Weighted average remaining lease term	1.96
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$245
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

Year ending December 31,
2024 (remaining six months)	$247
2025	219
2026	169
2027	28
Total undiscounted lease payments	663
Less: imputed interest	(54)
Total lease liabilities	$609

As of June 30, 2024, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

If Ono exercises the Option, Ono will pay the Company a one-time payment of an amount equal to JPY 5.0 billion, or approximately $35.0 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on August 5, 2024. The Company is also eligible to receive up to $101.4 million upon the achievement of certain clinical, regulatory and commercialization milestones as well as continued reimbursement of itolizumab-related expenses and a markup on full time equivalent costs.

The Company is responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire 90 days following the delivery of topline data from the EQUALISE clinical study in lupus nephritis (LN) and the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD. In April 2024, the Company delivered topline data from the EQUALISE clinical study in LN to Ono, and on August 1, 2024 we delivered the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD to Ono, which results in the expiration of Ono's option period on October 30, 2024.

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

In accordance with ASC 606, the Company determined that the initial transaction price under the Asset Purchase Agreement equals $102.6 million, consisting of the upfront and non-creditable payment of $25.8 million and the aggregate estimated research and development funding of $76.8 million over the estimated option period. The upfront payment of $25.8 million was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research and development services as the research and development services are the primary component of the combined performance obligations. Revenue associated with the upfront payment will be recognized based on actual research and development costs incurred as a percentage of the estimated total research and development costs to be incurred over the expected term of the option period. Reimbursable research and development costs will be recognized as revenue as incurred.

The Company’s policy is to periodically review the estimated aggregate research and development funding over the estimated option period when facts and circumstances change. The Company’s review in the second quarter of 2024 resulted in a revised estimate of the aggregate research and development funding over the estimated option period from $76.8 million to $70.8 million and an update to the transaction price from $102.6 million to $96.6 million. The lower estimate of the aggregate research and development funding is primarily driven by a shortening of the option period as a result of delivery of the interim analysis of the EQUATOR clinical study to Ono earlier than previously anticipated. The effect of this change in estimate was to increase revenue related to the amortization of the upfront payment in each of the three and six-month periods ended June 30, 2024 by $1.3 million.

The Company recognized revenue of $13.9 million and $24.5 million under the Asset Purchase Agreement during the three and six months ended June 30, 2024, respectively. The Company recognized revenue of $9.1 million and $18.0 million under the Asset Purchase Agreement during the three and six months ended June 30, 2023, respectively. Such revenue was comprised of $9.2 million and $17.2 million associated with development funding for the three and six months ended June 30, 2024, respectively, and $4.7 million and $7.3 million associated with the amortization of the upfront payment for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, aggregate deferred revenue related to the Asset Purchase Agreement was $8.4 million, which was classified as short-term on the condensed consolidated balance sheet.

As of June 30, 2024, the Company has received $53.1 million in cash related to aggregate development funding from Ono.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company's affiliates and the Company's sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company's affiliates (but not the Company's sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Should Ono exercise its option to acquire the Company's rights to itolizumab (EQ001), as described below, the aforementioned milestone payments and royalties potentially owed to Biocon would become Ono’s responsibility, and the potential royalties on sales of itolizumab outside of the Equillium Territory would be become Ono’s right. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of June 30, 2024, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of June 30, 2024, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 35,424,388 and 35,254,752 shares of common stock outstanding as of June 30, 2024 and December 31, 2023, respectively.

2023 ATM Facility

In October 2023, the Company entered into an at-the-market facility with Jefferies LLC (Jefferies), under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as the Company’s sales agent (the 2023 ATM Facility). As of the filing of this Quarterly Report on Form 10-Q, the Company has not sold any shares under the 2023 ATM Facility.

Authorization of Stock Repurchase Program

In July 2023, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $7.5 million of shares of its common stock through December 31, 2024. Under the program, the Company may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as the Company’s board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of the Company’s common stock, alternative investment opportunities, the Company’s cash resources, restrictions under any of the Company’s agreements, corporate and regulatory requirements and market conditions. As of June 30, 2024, the Company had repurchased 298,385 shares of its common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of common stock under the stock repurchase program during the six months ended June 30, 2024 or since June 30, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. The Company expects to fund any future repurchase of shares of its common stock, if any, under the program with existing cash and cash equivalents.

2024 Inducement Plan

On March 6, 2024, upon the recommendation of the Compensation Committee of the Company’s board of directors, the Company’s board of directors adopted and approved the Company’s 2024 Inducement Plan (the Inducement Plan) to reserve 1,500,000 shares of the Company's common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In addition, the Company's board of directors adopted and approved forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2018 Equity Incentive Plan (the 2018 Plan). As of June 30, 2024, there have been options to purchase 17,200 shares of the Company’s common stock granted from the Inducement Plan. These options were granted during the three months ended June 30, 2024.

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

During the three and six months ended June 30, 2024, the Company recognized incremental stock-based compensation expense totaling $0.2 million and $0.4 million, respectively, associated with the repricing which is included in general and administrative and research and development expense on the condensed consolidated statement of operations and comprehensive loss.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2024:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2023	7,031,075	$0.90
Granted	2,210,700	$0.79
Exercised	-	$-
Forfeitures and cancellations	(57,848)	$0.76
Balances as of June 30, 2024	9,183,927	$0.87	7.61	$19
Options exercisable as of June 30, 2024	4,813,600	$0.96	6.51	$8

(a) Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on June 28, 2024 of $0.69 and the price of the underlying options.

At June 30, 2024, unamortized stock compensation for stock options was $4.7 million, with a weighted-average recognition period of 2.71 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$368	$377	$738	$787
General and administrative	584	557	1,186	1,185
Total	$952	$934	$1,924	$1,972

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	June 30,	December 31,
	2024	2023
Stock options issued and outstanding	9,183,927	7,031,075
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	203,549	576,464
Awards available under the 2024 Inducement Plan	1,482,800	-
Employee stock purchase plan	1,153,022	979,383
Total	13,389,439	9,953,063

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

There was no income tax expense recorded for the three and six-month periods ended June 30, 2024. Income tax expense was $8,000 and $0.1 million for the three and six months ended June 30, 2023, respectively. The Company’s 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

11. Related Party Transactions

On April 7, 2022, the Company entered into an agreement with Biocon, who is a holder of more than 5% of the Company’s common stock, to collaborate on and co-fund a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis that is being conducted by Biocon in India. The Company expects its share of the total clinical study costs will be approximately $1.5 million. During each of the three-month periods ended June 30, 2024 and 2023, the Company recognized $0.2 million and $0.1 million, respectively, of research and development expense related to its portion of the total clinical study costs. During each of the six-month periods ended June 30, 2024 and 2023, the Company recognized $0.4 million and $0.2 million, respectively, of research and development expense related to its portion of the total clinical study costs. As of June 30, 2024 and December 31, 2023, the Company had accrued expenses totaling $0.3 million and $0.4 million, respectively, and $0.3 million and no amounts invoiced, respectively, by and payable to Biocon related to the Company’s portion of the total clinical study costs.

In February 2020, the Company entered into a master services agreement with Syngene International Limited (Syngene), a wholly-owned subsidiary of Biocon, for CMC services associated with itolizumab development (the Syngene MSA). In July 2023, the Company issued a signed work order under the Syngene MSA totaling $5.4 million for CMC activities related to the development of a pre-filled syringe product presentation for itolizumab. Of the total work order value, $0.7 million is a firm commitment as of June 30, 2024. In addition, the Company is working with Biocon on several CMC projects in preparation for a potential BLA filing related to itolizumab and has entered into several purchase orders totaling approximately $6.1 million to support these CMC projects. During the three and six months ended June 30, 2024, the Company recognized research and development expenses totaling $1.1 million and $2.1 million, respectively, related to these CMC agreements. During the three and six months ended June 30, 2023, there were no material research and development expenses recognized related to these CMC agreements. As of June 30, 2024 and December 31, 2023, the Company had accrued expenses totaling $0.4 million and $0.7 million, respectively, and $1.2 million and an immaterial amount, respectively, was invoiced by and payable to Biocon and Syngene.

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

Our current clinical-stage product candidates consist of EQ101 and itolizumab (EQ001). EQ101 is a clinical-stage, first-in-class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. Itolizumab (EQ001) is a clinical-stage, first-in-class anti-CD6 monoclonal antibody that selectively targets the CD6-ALCAM signaling pathway to downregulate pathogenic T effector cells while preserving T regulatory cells critical for maintaining a balanced immune response. This pathway plays a central role in modulating the activity and trafficking of T cells that drive a number of immuno-inflammatory diseases. We are also engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines and are currently advancing the development of EQ302, a preclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 for oral delivery. Our novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology. We are focused on developing EQ101, EQ302 and itolizumab (EQ001) as potential best-in-class, disease modifying treatments for multiple severe immuno-inflammatory disorders.

We acquired the exclusive worldwide rights to EQ101 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates, including EQ302, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. EQ101 and EQ302 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs in a number of immuno-inflammatory indications. In November 2022, we initiated a Phase 2 proof-of-concept clinical study of EQ101 administered intravenously, or IV, in subjects with moderate to severe alopecia areata, or AA, in Australia and New Zealand. In June 2024, we announced positive topline data from that study. Based on those positive results and feedback from key opinion leaders in the treatment of AA, we believe further development of EQ101 in AA is warranted. We are proceeding with preparations to conduct a Phase 2b placebo-controlled, dose optimization study, which we expect to initiate before the end of 2025. We continue to make progress on a subcutaneous formulation of EQ101 which could potentially be introduced in the next study. We are currently conducting preclinical development of EQ302, including in vivo pharmacology and formulation development, to further characterize and optimize the product candidate. Pending positive findings, we expect to advance the preclinical development of EQ302 toward a potential regulatory filing to enable a first-in-human clinical study in the second half of 2025.

In June 2024, we completed a Phase 1 first-in-human clinical study of another multi-cytokine targeting peptide, EQ102, in healthy volunteers in Australia. EQ102 is a bi-specific inhibitor of IL-15 and IL-21, which was also acquired as part of the Bioniz acquisition. In that Phase 1 study, EQ102 was generally well tolerated and demonstrated pharmacodynamic activity, but the bioavailability of the initial formulation was lower than expected. Preclinical and translational data have demonstrated that EQ302 has increased potency compared to EQ102, is both stable and permeable in the gut, and can be further modified for optimal systemic or gut-restricted activity. In December 2023, we announced that given our recent progress with EQ302 and its superior product profile relative to EQ102, we have transitioned away from further developing EQ102 and are instead advancing EQ302 towards the clinic for the potential treatment of patients with gastrointestinal diseases, including celiac disease, and skin diseases.

We acquired our rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon) in May 2017, which has been subsequently amended, or Biocon License. In March 2022, we initiated EQUATOR, a global Phase 3 pivotal clinical study of itolizumab (EQ001) in 200 patients with acute graft-versus-host disease, or aGVHD. The decision to initiate the EQUATOR study was based on findings from our completed Phase 1b clinical study in aGVHD, called EQUATE, and feedback from both the U.S. Food and Drug Administration, or FDA, and leading physicians in the field of hematopoietic stem cell transplantation. In August 2024, we announced a positive recommendation from the Independent Data Safety Monitoring Committee, or IDMC, to continue the EQUATOR study based on the IDMC’s review of the interim analysis of unblinded efficacy and safety data of the first approximately 100 subjects. On August 1, 2024, we provided the IDMC's recommendation from the interim analysis to Ono Pharmaceutical Co., Ltd., or Ono, triggering the 90-day period for Ono to decide whether to exercise its option to acquire itolizumab, which results in the expiration of Ono’s option period on October 30, 2024. We recently completed EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with systemic lupus erythematosus, or SLE, and lupus nephritis, or LN. In November 2023, we announced data from the Type B LN portion of the study presented at the annual meetings of the American College of Rheumatology and the American Society of Nephrology. That data represented all but the last patient in the follow-up period and demonstrated that itolizumab (EQ001) was well-tolerated and produced a clinically meaningful response in highly proteinuric subjects. In April 2024, we announced positive topline data from the Type B LN portion of EQUALISE and that the topline data had been delivered to Ono.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $35.0 million based on the currency exchange rate quoted by MUFG Bank, Ltd on August 5, 2024. We expect Ono to make its option exercise decision in October 2024. We are also eligible to receive up to $101.4 million upon the achievement of certain clinical, regulatory and commercialization milestones, as well as continued reimbursement of itolizumab-related expenses and a markup on full time equivalent, or FTE, costs.

Pursuant to the Asset Purchase Agreement, we are responsible for conducting all research and development of itolizumab (EQ001), which is being funded by Ono on a quarterly basis from July 1, 2022 through the option period. Unless terminated early, the option period will expire 90 days following the delivery of topline data from the EQUALISE clinical study in LN and the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD. In April 2024, we delivered topline data from the EQUALISE clinical study in LN to Ono, and on August 1, 2024 we delivered the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD to Ono, which results in the expiration of Ono's option period on October 30, 2024.

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

We have a proprietary product discovery platform that we can leverage to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways. For example, we recently highlighted preclinical data from EQ302, a preclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 for oral delivery. We also have ongoing translational biology programs to assess the therapeutic utility of our product candidates in additional indications where the mechanism of action is believed to play an important role in the pathogenesis of a particular disease. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing our product candidates into further development.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three Investigational New Drug applications, or INDs, conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting chemistry, manufacturing and controls, or CMC, activities in preparation for a potential biologics license application, or BLA, filing for itolizumab (EQ001), conducting formulation development work of our product candidates, conducting business development activities such as the acquisition of Bioniz, the Asset Purchase Agreement with Ono and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to multiple product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from the Asset Purchase Agreement related to the one-time, upfront payment from Ono in exchange for the Option as well as from the itolizumab (EQ001) development funding from Ono. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the six months ended June 30, 2024 and 2023, our net losses were $2.3 million and $7.3 million, respectively. As of June 30, 2024, we had an accumulated deficit of $188.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

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

If Ono does not exercise its option, we believe that our cash, cash equivalents and short-term investments as of June 30, 2024, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the SEC, based on certain assumptions that may prove to be inaccurate. Specifically, our projected cash runway assumes Ono continues to fund itolizumab (EQ001) development costs through October 2024, we pause further development of a pre-filled syringe, or PFS, presentation for itolizumab (EQ001) and we pause further CMC studies and other activities in preparation for a potential BLA filing for itolizumab (EQ001) without incurring additional costs. It also assumes no further repurchases of stock under our stock repurchase program, the reduction of certain discretionary compensation expenses and the elimination of non-essential discretionary expenditures, including travel. If Ono exercises its option, we believe that our cash, cash equivalents and short-term investments as of June 30, 2024, including the proceeds received from the exercise of Ono’s option, will be sufficient to fund our operations at least through 2025 without implementing or taking into account any of the aforementioned actions or assumptions.

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

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. For the six months ended June 30, 2024 and 2023, our revenues were derived from development funding from Ono and recognition of deferred revenue associated with an upfront payment under the Asset Purchase Agreement. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, including further revenue such as development funding and potential option exercise and milestone payments from the Asset Purchase Agreement, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of EQ101, EQ302, itolizumab (EQ001) if Ono does not exercise its option, and any future product candidates. If we fail to complete the development of EQ101, EQ302, itolizumab (EQ001) or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

If Ono exercises the Option, we will receive JPY 5.0 billion, or approximately $35.0 million based on the currency exchange rate quoted by MUFG Bank, Ltd. on August 5, 2024. We are also eligible to receive up to $101.4 million upon achievement of certain clinical, regulatory and commercialization milestones, as well as continued reimbursement of itolizumab-related expenses and a markup on FTE costs.

We are responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022, through the option period. Unless terminated early, the option period will expire 90 days following the delivery of topline data from the EQUALISE clinical study in LN and the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD. In April 2024, we delivered topline data from the EQUALISE clinical study in LN to Ono, and on August 1, 2024 we delivered the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD to Ono, which results in the expiration of Ono's option period on October 30, 2024.

During the three and six months ended June 30, 2024, we recognized $13.9 million and $24.5 million of revenue under our Asset Purchase Agreement with Ono, respectively. During the three and six months ended June 30, 2023, we recognized $9.1 million and $18.0 million of revenue under our Asset Purchase Agreement with Ono, respectively.

As of June 30, 2024, aggregate deferred revenue related to the Asset Purchase Agreement was $8.4 million.

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

Equillium Australia Pty Ltd, or Equillium Australia, a wholly-owned subsidiary of Equillium, Inc., is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office, or ATO, for eligible research and development expenditures. The cash refund is received by Equillium Australia, upon filing of a claim in connection with Equillium Australia’s annual income tax return. The Tax Incentive is a self-assessed program whereby Equillium Australia must assess its eligibility each year to determine (i) if the entity is eligible, (ii) if the specific research and development activities are eligible and (iii) if the individual research and development expenditures have nexus to such research and development activities. Equillium Australia evaluates its eligibility under the Tax Incentive as of each balance sheet date based on the most current and relevant data available. Equillium Australia is able to continue to claim the Tax Incentive for as long as it remains eligible and continues to incur eligible research and development expenditures. The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$13,853	$9,124	$24,542	$18,003
Research and development	10,808	9,610	20,551	18,882
General and administrative	3,145	3,105	6,883	6,820
Interest expense	-	(259)	-	(491)
Interest income	371	627	811	1,266
Other income (expense), net	197	(112)	(185)	(291)
Income tax expense	-	8	-	68

Revenue

During the three and six months ended June 30, 2024, we recognized revenue of $13.9 million and $24.5 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended June 30, 2024, development funding represented $9.2 million and amortization of the upfront payment represented $4.7 million. For the six months ended June 30, 2024, development funding represented $17.2 million and amortization of the upfront payment represented $7.3 million, of which $1.3 million represented an increase to revenue resulting from a change in the estimate of the duration of the option period under our Asset Purchase Agreement with Ono. During the three and six months ended June 30, 2023, we recognized revenue of $9.1 million and $18.0 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended June 30, 2023, development funding represented $6.8 million and amortization of the upfront payment represented $2.3 million. For the six months ended June 30, 2023, development funding represented $13.5 million and amortization of the upfront payment represented $4.5 million.

Research and Development Expenses

Research and development expenses were $10.8 million and $20.6 million for the three and six months ended June 30, 2024, respectively, compared to $9.6 million and $18.9 million for the three and six months ended June 30, 2023, respectively.

The increase of $1.2 million in research and development expenses for the three months ended June 30, 2024, compared to the same period in 2023, was primarily driven by the following changes:

•
$0.9 million increase in expenses associated with CMC activities primarily performed by Biocon necessary to support a potential BLA filing related to our EQUATOR clinical study;

•
$0.2 million increase in consulting expenses;
•
$0.1 million increase in research and development expenses associated with the recording of a lower Tax Incentive benefit from the ATO as a reduction of research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia;
•
$0.1 million increase in employee compensation and benefits, primarily related to increased headcount; and
•
$0.1 million increase in non-clinical research expenses related to itolizumab (EQ001); offset by
•
$0.2 million decrease in clinical study expenses primarily driven by our EQUALISE and EQ102 clinical studies, partially offset by higher costs for our EQUATOR clinical study.

The increase of $1.7 million in research and development expenses for the six months ended June 30, 2024, compared to the same period in 2023, was primarily driven by the following changes:

•
$1.9 million increase in expenses associated with CMC activities primarily performed by Biocon necessary to support a potential BLA filing related to our EQUATOR study;
•
$0.6 million increase in drug substance expenses for potential advancement of EQ101 clinical development;
•
$0.6 million increase in employee compensation and benefits, primarily related to increased headcount; and
•
$0.5 million increase in consulting expenses; offset by
•
$1.6 million decrease in clinical study expenses primarily driven by our EQ102 clinical study and to a lesser extent by our EQUALISE study, partially offset by higher costs for our EQUATOR and EQ101 clinical studies;
•
$0.2 million decrease in research and development expenses associated with the recording of a greater Tax Incentive benefit from the ATO as a reduction to research and development expenses associated with our EQ101 and EQ102 clinical studies in Australia; and
•
$0.1 million decrease in non-clinical research expenses related to itolizumab (EQ001).

General and Administrative Expenses

General and administrative expenses were $3.1 million and $6.9 million for the three and six months ended June 30, 2024, respectively, compared to $3.1 million and $6.8 million for the three and six months ended June 30, 2023, respectively. General and administrative expenses for the three and six month periods ended June 30, 2024 remained relatively constant to the same periods in 2023.

Interest Expense

There was no interest expense for each of the three and six months ended June 30, 2024. Interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively. Interest expense consists of interest on our prior term notes payable, which were paid off in May 2023.

Interest Income

Interest income was $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2023. The decrease was primarily due to lower average cash, cash equivalents and short-term investment balances in 2024 compared to 2023.

Other Income (Expense), net

Other income (expense), net was $0.2 million of other income, net and $0.2 million of other expense, net, for the three and six months ended June 30, 2024, respectively, compared to $0.1 million and $0.3 million of other expense, net, for the three and six months ended June 30, 2023, respectively. The changes in both the three and six months ended June 30, 2024 compared to the same periods in 2023 were primarily driven by changes in foreign currency transaction unrealized gains and losses.

Income Tax Expense

There was no income tax expense for each of the three and six months ended June 30, 2024. Income tax expense was $8,000 and $0.1 million for the three and six months ended June 30, 2023, respectively. Our 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. We do not record a deferred tax provision as there is a full valuation allowance offsetting our deferred tax assets.

Liquidity and Capital Resources

From inception through June 30, 2024, we have financed our operations primarily through the sale of equity and debt securities and income generated from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of June 30, 2024, we had an accumulated deficit of $188.0 million and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2024, we had $11.1 million in cash and cash equivalents and $22.2 million in short-term investments.

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

If Ono exercises the Option, Ono will pay us a one-time, payment of an amount equal to JPY 5.0 billion, or approximately $35.0 million based on the currency exchange rate quoted by MUFG Bank Ltd. on August 5, 2024.

We are also eligible to receive up to $101.4 million upon the achievement of certain clinical, regulatory and commercialization milestones, as well as continued reimbursement of itolizumab-related expenses and a markup on FTE costs. As of June 30, 2024, we have not received the option exercise payment or any milestone payments.

We are responsible for conducting all research and development of itolizumab, which is being funded by Ono on a quarterly basis from July 1, 2022 through the option period. The option period will expire 90 days following the delivery of topline data from the EQUALISE clinical study in LN and the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD. In April 2024, we delivered topline data from the EQUALISE clinical study in LN to Ono and on August 1, 2024 we delivered the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD to Ono, which results in the expiration of the option period on October 30, 2024. We expect Ono to make its option exercise decision in October 2024.

As of June 30, 2024, we have received $53.1 million in development funding from Ono.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing and future activities, particularly as we advance and expand our clinical development of EQ101 and itolizumab (EQ001) if Ono does not exercise its option, including potential new indications, and potentially advance preclinical research of EQ302 and other novel preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform. We expect that our primary uses of capital will be for clinical development, non-clinical research, CMC activities, formulation and device development, product supply, potential acquisition of new products, potential repurchases of shares of our common stock under our stock repurchase program, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the program, we may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions. As of June 30, 2024, we repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since June 30, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. We expect to fund any future repurchase of shares of our common stock, if any, under the program with existing cash and cash equivalents.

If Ono does not exercise its option, we believe that our cash, cash equivalents and short-term investments as of June 30, 2024, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the SEC, based on certain assumptions that may prove to be inaccurate. Specifically, our projected cash runway assumes Ono continues to fund itolizumab (EQ001) development costs through October 2024, we pause further development of a PFS presentation for itolizumab (EQ001) and we pause further CMC studies and other activities in preparation for a potential BLA filing for itolizumab (EQ001) without incurring additional costs. It also assumes no further repurchases of stock under our stock repurchase program, the reduction of certain discretionary compensation expenses and the elimination of non-essential discretionary expenditures, including travel. If Ono exercises its option, we believe that our cash, cash equivalents and short-term investments as of June 30, 2024, including the proceeds received from the exercise of Ono’s option, will be sufficient to fund our operations at least through 2025 without implementing or taking into account any of the aforementioned actions or assumptions.

Ono’s option to acquire our rights to itolizumab (EQ001), including the timing of when Ono may make its option decision, materially impacts our ability to accurately forecast our operating runway. While we have planned budgets for various outcomes, there can be no certainty that we have captured all potential scenarios. As of the filing of this Quarterly Report on Form 10-Q, assuming Ono’s option expires unexercised on October 30, 2024, we anticipate needing to reduce our cash burn between November 2024 and the end of August 2025 by approximately $10 million to fund our operations for at least the next 12 months, which we expect to be able to achieve through reductions to a variety of discretionary spending. To the extent we are unable to sufficiently reduce our expenditures to provide for a cash runway extending beyond at least the next 12 months, we anticipate raising additional capital, including potentially through accessing the 2023 ATM Facility, or other means that may be available to us. If we are unable to access our 2023 ATM Facility or otherwise raise additional capital, we may need to implement further cost cutting measures, which may require us to discontinue the development of certain of our product candidates or result in the delay of their development and commercialization, if approved.

We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ101, EQ302 and itolizumab (EQ001) or any of our other product candidates or whether, or when, we may achieve profitability.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements, such as our Asset Purchase Agreement with Ono. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $188.0 million as of June 30, 2024. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ101, EQ302 and itolizumab (EQ001) if Ono does not exercise its option, and any of our other product candidates.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(8,070)	$(14,210)
Investing activities	(4,182)	(10,181)
Financing activities	91	(9,047)
Effect of exchange rate changes on cash	2	(45)
Net decrease in cash and cash equivalents	$(12,159)	$(33,483)

Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $8.1 million compared to $14.2 million during the six months ended June 30, 2023. Cash used in operating activities during the six months ended June 30, 2024 primarily related to our net loss of $2.3 million, adjusted for non-cash items of $1.6 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $7.4 million. Cash used in operating activities during the six months ended June 30, 2023 primarily related to our net loss of $7.3 million, adjusted for non-cash items of $1.9 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $8.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 were outflows of $4.2 million and $10.2 million, respectively, and primarily reflect the purchases of short-term investments offset by the sales and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $0.1 million during the six months ended June 30, 2024 and was attributed to cash received from employee stock purchases related to our Employee Stock Purchase Plan.

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

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success; and
•
If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three INDs, conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting CMC activities in preparation for a potential BLA submission for itolizumab (EQ001), conducting business development activities such as the acquisition of Bioniz in February 2022, the Asset Purchase Agreement with Ono in December 2022 and other transactions not completed, initiating a stock repurchase program, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the six months ended June 30, 2024 and the year ended December 31, 2023, our net losses were $2.3 million and $13.3 million, respectively. As of June 30, 2024, we had an accumulated deficit of $188.0 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, advance the clinical development of EQ101 and itolizumab (EQ001), conduct preclinical research and potential clinical development of EQ302 and other preclinical product candidates, perform discovery research, conduct formulation and device development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to multiple product candidates, all at various stages of development. This expansion of our pipeline may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval of these product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

As of June 30, 2024, we had $33.3 million in cash, cash equivalents and short-term investments. If Ono does not exercise its option, we believe that our cash, cash equivalents and short-term investments as of June 30, 2024, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the SEC, based on certain assumptions that may prove to be inaccurate. Specifically, our projected cash runway assumes Ono continues to fund itolizumab (EQ001) development costs through October 2024, we pause further development of a PFS presentation for itolizumab (EQ001) and we pause further CMC studies and other activities in preparation for a potential BLA filing for itolizumab (EQ001) without incurring additional costs. It also assumes no further repurchases of stock under our stock repurchase program, the reduction of certain discretionary compensation expenses and the elimination of non-essential discretionary expenditures, including travel. If Ono exercises its option, we believe that our cash, cash equivalents and short-term investments as of June 30, 2024, including the proceeds received from the exercise of Ono’s option, will be sufficient to fund our operations at least through 2025 without implementing any of the aforementioned assumptions.

Ono’s option to acquire our rights to itolizumab (EQ001), including the timing of when Ono may make its option decision, materially impacts our ability to accurately forecast our operating runway. While we have planned budgets for various outcomes, there can be no certainty that we have captured all potential scenarios. As of the filing of this Quarterly Report, assuming Ono’s option expires unexercised on October 30, 2024, we anticipate needing to reduce our cash burn between November 2024 and the end of August 2025 by approximately $10 million to fund our operations for at least the next 12 months, which we expect to be able to achieve through reductions to a variety of discretionary spending. To the extent we are unable to sufficiently reduce our expenditures to provide for a cash runway extending beyond at least the next 12 months, we anticipate raising additional capital, including potentially through accessing the 2023 ATM Facility, or other means that may be available to us. If we are unable to access our 2023 ATM Facility or otherwise raise additional capital, we may need to implement further cost cutting measures, which may require us to discontinue the development of certain of our product candidates or result in the delay of their development and commercialization, if approved.

Changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. As of June 30, 2024, we have repurchased 298,385 shares of our common stock under the stock repurchase program for a total of approximately $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since June 30, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. The timing and amount, if any, of such further repurchases will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions.

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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Under the Asset Purchase Agreement with Ono, we received a one-time, upfront payment of JPY 3.5 billion, or approximately $26.4 million, and are (i) entitled to receive a one-time payment of JPY 5.0 billion, or approximately $35.0 million (based on the currency exchange rate quoted by MUFG Bank, Ltd. on August 5, 2024) if Ono exercises its exclusive option to acquire our rights to itolizumab and (ii) eligible to receive up to $101.4 million upon the achievement of certain milestones, as well as continued reimbursement of itolizumab-related expenses and a markup on FTE costs. However, there is no assurance that Ono will exercise its option or that we will ever receive any milestone payments. Additionally, due to the risks associated with foreign exchange rates, if Ono exercises its option, the one-time upfront payment of JPY 5.0 billion may result in a USD value that is significantly less than expected. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, the conflict between Russia and Ukraine, the conflicts in the Middle East, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval of any product candidate.*

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 studies of itolizumab (EQ001) have been completed, but the Phase 3 study in aGVHD is currently ongoing. We completed a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia and a Phase 2 clinical study of EQ101 in subjects with AA in Australia and New Zealand. Prior to advancing EQ101 into further clinical studies, additional non-clinical studies, including potential animal toxicology studies and CMC bridging studies to support the introduction of a subcutaneous formulation, may be required. We currently have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and LN. Through the acquisition of Bioniz, we also have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business.*

Biocon, its Cuban partner, CIMAB, S.A., and their licensees, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory (as defined below). Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis and was marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India, or DCGI, for the treatment of cytokine release syndrome, or CRS, in COVID-19 patients with moderate to severe acute respiratory distress syndrome, or ARDS, in India. In September 2020, the DCGI granted approval of itolizumab produced in a Chinese hamster ovary, or CHO, cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of chronic plaque psoriasis, as well as restricted emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been used and ALZUMAb-L may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

Centro de Immunologia Molecular was granted emergency use authorization of itolizumab for patients with severe COVID-19 in Cuba, and there are other clinical settings of autoimmune disease where itolizumab has been, and in the future may be, studied in Cuba. Uses of itolizumab in Cuba we believe are limited to itolizumab manufactured in an NS0 cell line, whereas itolizumab (EQ001) is manufactured in a CHO cell line. There may be other entities that conduct research and development of antibodies that target CD6, including itolizumab, in geographies outside of the Equillium Territory, which are outside of our control.

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

We are and may become further dependent on Ono for funding the clinical development and commercialization of itolizumab (EQ001). If Ono terminates our Asset Purchase Agreement, does not exercise its option, or does not achieve the milestones specified in the Asset Purchase Agreement, our business and financial condition would be adversely impacted.*

In December 2022, we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001), which option expires 90 days following the delivery of topline data from the EQUALISE clinical study in LN and the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD. In April 2024, we delivered topline data from the EQUALISE clinical study in LN to Ono and on August 1, 2024 we delivered the results of the interim analysis from the Phase 3 EQUATOR clinical study in aGVHD to Ono, which results in the expiration of Ono's option period on

October 30, 2024. During the option period, we are responsible for conducting all research and development of itolizumab (EQ001), which is funded by Ono on a quarterly basis commencing July 1, 2022. If Ono fails to provide such funding, our financial condition and ability to conduct continued research and development of itolizumab (EQ001) would be adversely affected.

In the event that Ono exercises its option to acquire our rights to itolizumab (EQ001), we would no longer control the clinical development and potential commercialization of itolizumab (EQ001). Per the Asset Purchase Agreement and depending on Ono’s election, we may conduct and be compensated for certain activities on Ono’s behalf, but we would not control any itolizumab (EQ001) activities. Ono would be responsible for filing future applications with the FDA or other regulatory authorities for approval of itolizumab (EQ001) and will be the owner of any marketing approvals of itolizumab (EQ001) issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve itolizumab (EQ001), Ono would also be responsible for the launch, marketing and sale of the resulting product. However, we cannot control whether Ono will devote sufficient attention and resources to the clinical development of itolizumab (EQ001) or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve itolizumab (EQ001), Ono may elect not to proceed with the commercialization of the resulting product in one or more countries. If the development of itolizumab (EQ001) does not progress for these or any other reasons, we would be prevented from obtaining further revenues, including certain clinical, regulatory and commercialization milestones, from itolizumab (EQ001) and from otherwise realizing the benefit of such transaction, which could harm our business.

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

EQ101 has been well-tolerated with no dose limiting toxicities or infusion reactions reported in subjects that have been dosed in prior studies completed by Bioniz, including healthy volunteers, subjects with large granular lymphocyte leukemia and CTCL. In June 2024 we announced positive topline results from our Phase 2 clinical study of EQ101 in subjects with AA, in which EQ101 was well-tolerated. In that study, no SAEs and no notable changes in safety laboratory (coagulation, hematology, chemistry, liver function, urinalysis, cholesterol), electrocardiogram, vital signs, or physical exam findings were reported. The majority (98.9%) of adverse events were Grade 1 or 2, with the most common being upper respiratory tract infection, headache and fatigue. There were two Grade 3 events in two subjects, both considered related to study treatment, which were one case of transient lymphocytopenia and one of fatigue.

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

In the past, we have conducted clinical studies of itolizumab (EQ001) outside of the United States, and we are and may in the future continue to use sites outside of the United States for clinical studies of EQ101, EQ302 and itolizumab (EQ001), including our Phase 3 pivotal clinical study of itolizumab (EQ001) in aGVHD, as well as possibly for clinical studies of any other product candidates. The FDA may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.*

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical study of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the SC version of itolizumab (EQ001). The study also included a separate stage to compare the pharmacokinetics of the IV administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of SC itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and transient lymphopenia. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical studies for the treatment of aGVHD, LN and COVID-19. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations and we may be required to conduct additional Phase 1 clinical studies, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Also, we are utilizing sites from a variety of countries outside of the United States in our pivotal Phase 3 clinical study of itolizumab (EQ001) in aGVHD, including sites in Europe, Asia and elsewhere. Our Phase 2 clinical study of EQ101 in subjects with AA was conducted in Australia and New Zealand. If we advance EQ302 into clinical studies, we may decide to utilize sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We are aware that other products addressing the same indications as EQ101, EQ302 and itolizumab (EQ001) are in development, and some have been approved. For the treatment of AA, Eli Lilly and Company has received FDA approval of Olumiant, Pfizer Inc. has received FDA approval of Litfulo, and Sun Pharmaceutical Industries Ltd. has recently received approval of Leqselvi. Other private and public companies involved in AA drug development include AbbVie Inc., Arcutis Biotherapeutics, Inc., Aslan Pharmaceuticals, Forte Biosciences, Inc., Horizon Therapeutics plc (acquired by Amgen Inc.), Inmagene Biopharmaceuticals Co. Ltd., Legacy Healthcare, Nektar Therapeutics, Ornovi Inc., Q32 Bio Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited. There are no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Amgen Inc., Anokion SA, Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX, Inc.(acquired by First Wave BioPharma Inc.), Protagonist Therapeutics, Inc., Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, and Incyte Corporation’s ruxolitinib which was approved for the treatment of steroid refractory aGVHD in 2019. Other private and public companies with development programs in first-line and steroid refractory aGVHD, include AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech, Evive Biotech (subsidiary of Yifan Pharmaceutical Co., Ltd.), Humanigen, Inc., Maat Pharma SA, Medac GmbH, Mesoblast Limited, Takeda Pharmaceuticals, TR1X Inc., VectivBio Holding AG (acquired by Ironwood Pharmaceuticals, Inc.), ViGenCell Inc., and Zelgen Biopharmaceuticals Co., Ltd. There are currently two approved therapies for the treatment of LN: GlaxoSmithKline’s Benlysta, approved in 2020, and Aurinia Pharmaceuticals’ Lupkynis, approved in January 2021. Other private and public companies involved in LN drug development include Artiva Biotherapeutics, Inc., AstraZeneca plc, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., I-MAB Biopharma, ImmPACT Bio USA Inc., Jansen Pharmaceutical Companies of Johnson & Johnson, Kezar Life Sciences, Inc., Nkarta, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc.

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

We cannot assure you that all of the potentially relevant prior art-information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention-relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application, and we may be subject to a third-party pre-issuance submission of prior art to the USPTO. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate litigation or opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated, may allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or limit the duration of the patent protection of our technology and products. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Our and our licensors’, licensees’ or partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2024, we had 45 full-time employees. As we develop EQ101, EQ302 and itolizumab (EQ001), and potentially other product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If EQ101, EQ302, itolizumab (EQ001), or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical study data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to penalties, including criminal penalties, if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In the past few years, numerous U.S. states-including California, Virginia, Colorado, Connecticut, and Utah-have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical studies, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, may also exempt some data processed in the context of clinical studies, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, several states and localities, as well as foreign jurisdictions, have enacted statutes banning or restricting the collection of biometric information. We use identity verification technologies that may subject us to biometric privacy laws. For example, the Illinois Biometric Information Privacy Act, or BIPA, regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and has generated significant class action activity, and the cost of litigating and settling any claims that we have violated BIPA or similar laws could be significant. In addition to litigation, regulators, such as the Federal Trade Commission, or FTC, have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

Our employees and personnel may use generative artificial intelligence, or AI, or machine learning, or ML, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In particular, several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI/ML, including the EU’s Artificial Intelligence Act. We expect other jurisdictions will adopt similar laws. Regulatory or contractual obligations related to AI/ML may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, including, for example, those found in the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We determined that we experienced one or more ownership changes prior to June 30, 2023. However, the ownership changes prior to June 30, 2023 are not expected to significantly impact our ability to utilize our NOLs and other tax attributes. We have not completed an analysis subsequent to June 30, 2023 and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income in the future (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 27, 2024, California Senate Bill 167 was enacted, which imposes limits for certain taxpayers on the usability of California state NOLs and certain California state tax credits in tax years beginning on or after January 1, 2024, and before January 1, 2027.

We conduct significant operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.*

In January 2019, we formed a wholly-owned Australian subsidiary, Equillium Australia Pty Ltd, to initially conduct the clinical development of itolizumab (EQ001) for the treatment of uncontrolled asthma in Australia and New Zealand. That subsidiary also conducted our Phase 1 study of EQ102 in healthy volunteers and Phase 2 study of EQ101 in subjects with AA, both of which have completed subject enrollment, treatment and follow-up. That subsidiary may conduct further clinical studies in the future. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our product candidates in Australia and New Zealand, including conducting clinical studies. Furthermore, we have no assurance that the results of any clinical studies that we conduct for our product candidates in Australia and New Zealand will be accepted by the FDA or other foreign regulatory authorities for development and commercialization approvals.

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

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On July 19, 2024, we received a notice, or Notice, from the Nasdaq Stock Market, or Nasdaq, that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until January 15, 2025, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “EQ” at this time.

In the event we do not regain compliance with the Minimum Bid Price Requirement by January 15, 2025, we may be eligible for an additional 180 calendar day compliance period if, on the last day of the initial compliance period, we meet the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period. If we do not indicate our intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for us to cure the deficiency, we will not be eligible for the second compliance period and our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the staff to a hearings panel.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirements, including such actions as effecting a reverse stock split, for which our board of directors has received stockholder approval. There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of August 5, 2024, we had 35,424,388 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We cannot guarantee that our stock repurchase program will be further consummated or will enhance stockholder value, and share repurchases could affect the price of our common stock.*

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the stock repurchase program, we may repurchase shares of common stock during the term of the stock repurchase program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. As of June 30, 2024, we have repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since June 30, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. There can be no assurances that we will make further stock repurchases in the future.

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

Effective January 1, 2022, the Tax Cuts and Jobs Act modified IRC Section 174 to require taxpayers’ U.S. based and non-U.S. based research and experimental (R&E) expenditures to be capitalized and amortized over a period of five or fifteen years, respectively. Prior to the Tax Cuts and Job Act amendment, Section 174 allowed taxpayers to either immediately deduct R&E expenditures in the year paid or incurred, or elect to capitalize and amortize over a period of at least 60 months. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.

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

Item 5. Other Information

Trading Arrangements

During the three-months ended June 30, 2024, one of our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Penny Tom, SVP Finance and Principal Accounting Officer	Adoption	June 14, 2024	X		265,523	June 14, 2025

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2018.

3.2

Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2018.

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

Date: August 8, 2024	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)