Form 10-Q
period 2024-09-30
Equillium, Inc.
filed 2024-11-13
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 35,430,763 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,448	$23,216
Short-term investments	10,429	17,650
Accounts receivable	5,009	3,735
Prepaid expenses and other current assets	2,760	4,748
Total current assets	33,646	49,349
Operating lease right-of-use assets	473	796
Property and equipment, net	293	315
Other assets	45	70
Total assets	$34,457	$50,530
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,666	$4,707
Accrued expenses	5,049	6,697
Current portion of deferred revenue	2,068	15,729
Current portion of operating lease liabilities	274	440
Total current liabilities	11,057	27,573
Long-term operating lease liabilities	223	384
Total liabilities	11,280	27,957
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 35,424,388 and 35,254,752 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	211,190	208,170
Accumulated other comprehensive (loss) income	(3)	140
Accumulated deficit	(188,013)	(185,740)
Total stockholders' equity	23,177	22,573
Total liabilities and stockholders' equity	$34,457	$50,530

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$12,161	$8,870	$36,703	$26,873
Operating expenses:
Research and development	9,562	8,974	30,113	27,855
General and administrative	3,278	3,519	10,161	10,340
Total operating expenses	12,840	12,493	40,274	38,195
Loss from operations	(679)	(3,623)	(3,571)	(11,322)
Other income, net:
Interest expense	-	-	-	(491)
Interest income	331	551	1,142	1,817
Other income (expense), net	341	(142)	156	(433)
Total other income, net	672	409	1,298	893
Loss before income taxes	(7)	(3,214)	(2,273)	(10,429)
Income tax expense	-	496	-	564
Net loss	$(7)	$(3,710)	$(2,273)	$(10,993)
Other comprehensive (loss) income, net:
Unrealized gain (loss) on available-for-sale securities, net	21	19	(6)	78
Foreign currency translation (loss) gain	(275)	99	(137)	304
Total other comprehensive (loss) income, net	(254)	118	(143)	382
Comprehensive loss	$(261)	$(3,592)	$(2,416)	$(10,611)
Net loss per share, basic and diluted	$(0.00)	$(0.11)	$(0.06)	$(0.32)
Weighted-average number of common shares outstanding, basic and diluted	35,424,388	34,878,700	35,324,092	34,582,574

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942
Stock-based compensation expense	-	-	1,038	-	-	1,038
Other comprehensive income	-	-	-	229	-	229
Net loss	-	-	-	-	(3,940)	(3,940)
Balance at March 31, 2023	34,414,149	$3	$205,306	$305	$(176,345)	$29,269
Issuance of common stock under employee stock purchase plan	154,351	-	86	-	-	86
Stock-based compensation expense	-	-	934	-	-	934
Other comprehensive income	-	-	-	35	-	35
Net loss	-	-	-	-	(3,343)	(3,343)
Balance at June 30, 2023	34,568,500	$3	$206,326	$340	$(179,688)	$26,981
Issuance of common stock for Bioniz acquisition	849,133	-	-	-	-	-
Common stock repurchased	(298,385)	-	(260)	-		(260)
Stock-based compensation expense	-	-	979	-	-	979
Other comprehensive income	-	-	-	118	-	118
Net loss	-	-	-	-	(3,710)	(3,710)
Balance at September 30, 2023	35,119,248	$3	$207,045	$458	$(183,398)	$24,108

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573
Stock-based compensation expense	-	-	972	-	-	972
Other comprehensive income	-	-	-	283	-	283
Net loss	-	-	-	-	(2,734)	(2,734)
Balance at March 31, 2024	35,254,752	$3	$209,142	$423	$(188,474)	$21,094
Issuance of common stock under employee stock purchase plan	169,636	-	91	-	-	91
Stock-based compensation expense	-	-	952	-	-	952
Other comprehensive loss	-	-	-	(172)	-	(172)
Net income	-	-	-	-	468	468
Balance at June 30, 2024	35,424,388	$3	$210,185	$251	$(188,006)	$22,433
Stock-based compensation expense	-	-	1,005	-	-	1,005
Other comprehensive loss	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	(7)	(7)
Balance at September 30, 2024	35,424,388	$3	$211,190	$(3)	$(188,013)	$23,177

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(2,273)	$(10,993)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	102	93
Stock-based compensation	2,929	2,951
Net unrealized (gain) loss on foreign currency transactions	(183)	415
Amortization of term loan discount and issuance costs	-	180
Amortization of investments, net	(685)	(749)
Deferred revenue	(13,661)	(6,826)
Changes in operating assets and liabilities:
Accounts receivable	(1,274)	(931)
Prepaid expenses and other current assets	1,998	(1,055)
Accounts payable	(1,046)	(323)
Accrued expenses	(1,630)	1,156
Right-of-use assets and lease liabilities, net	(4)	(37)
Net cash used in operating activities	(15,727)	(16,119)
Investing activities:
Purchases of property and equipment	(81)	(15)
Purchases of short-term investments	(17,601)	(37,181)
Maturities of short-term investments	25,500	38,000
Net cash provided by investing activities	7,818	804
Financing activities:
Repayment of notes payable	-	(9,133)
Common stock repurchased	-	(260)
Proceeds from issuance of common stock under employee stock purchase plan	91	86
Net cash provided by (used in) financing activities	91	(9,307)
Effect of exchange rate changes on cash and cash equivalents	50	(103)
Net decrease in cash and cash equivalents	(7,768)	(24,725)
Cash and cash equivalents at beginning of period	23,216	59,107
Cash and cash equivalents at end of period	$15,448	$34,382

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

The Company’s current clinical-stage product candidates consist of itolizumab (EQ001) and EQ101. Itolizumab (EQ001) is a first-in-class anti-CD6 immune-modifying monoclonal antibody (mAb) that selectively targets the CD6-ALCAM signaling pathway to downregulate pathogenic T effector cells while preserving T regulatory cells critical for maintaining a balanced immune response. This pathway plays a central role in modulating the activity and trafficking of T cells that drive a number of immuno-inflammatory diseases. The Company is currently conducting its Phase 3 EQUATOR clinical study of itolizumab (EQ001) in subjects with acute graft-versus-host disease (aGVHD) but has temporarily paused enrollment to review clinical options for the program. Itolizumab (EQ001) is also currently being evaluated in a completed Phase 2 clinical study in subjects with ulcerative colitis which was conducted by the Company’s partner, Biocon (as defined below). EQ101 is a first-in-class, selective tri-specific inhibitor of IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets, aimed at addressing unmet needs across a range of immuno-inflammatory indications. The Company also has been engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines, including the preclinical development of EQ302, a first-in-class, selective bi-specific inhibitor of IL-15 and IL-21 for oral delivery. In October 2024, the Company announced that it is pausing further activities related to EQ101 and EQ302 as it prioritizes the development of itolizumab (EQ001). The Company’s novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology.

From inception through September 30, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three Investigational New Drug applications (INDs), conducting clinical development of itolizumab (EQ001), EQ101, and EQ102, conducting formulation development and chemistry, manufacturing and controls (CMC) activities, conducting business development activities such as the acquisition of Bioniz Therapeutics, Inc. (Bioniz), the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd. (Ono) and other transactions, initiating a stock repurchase program, and performing the general and administrative activities associated with operating a public company. In addition, the Company has not generated revenues from product sales, milestone payments, or royalties, and the sales and income potential of its business is unproven.

Liquidity and Business Risks

As of September 30, 2024, the Company had $25.9 million in cash, cash equivalents and short-term investments. The Company has incurred significant operating losses and negative cash flows from operations. The Company expects to use its cash, cash equivalents, and short-term investments primarily for clinical development, non-clinical research, CMC activities, formulation and device development activities, product supply, potential acquisition of new products, potential repurchases of shares of its common stock under its stock repurchase program, legal and other regulatory compliance, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval of any of its product candidates, which is unlikely to happen within the next 12 months, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself.

Management believes that the Company’s cash, cash equivalents and short-term investments as of September 30, 2024, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC), based on certain assumptions that may prove to be inaccurate. Specifically, management’s projected cash runway assumes certain operational changes including accelerating the completion of the Phase 3 EQUATOR study based on reduced enrollment and early unblinding of the study, pausing further development activities related to EQ101 and EQ302, the elimination of certain positions and the reduction of certain discretionary expenditures, as well as assuming no further repurchases under our stock repurchase program.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

No other new accounting pronouncements or legislation issued or effective as of September 30, 2024 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of September 30, 2024 and December 31, 2023, the Company had unbilled accounts receivable totaling $5.0 million and $3.7 million, respectively, classified as accounts receivable on its condensed consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivable is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivable by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable is written-off on a case by case basis, net of any amounts that may be collected. As of September 30, 2024 and December 31, 2023, no credit losses have been recorded by the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Australian research and development tax incentive	$921	$2,054
Prepaid clinical development	547	1,008
Prepaid insurance	109	532
Other receivables	275	497
Prepaid other	527	422
Other current assets	381	235
Total prepaid expenses and other current assets	$2,760	$4,748

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years).

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For the Company’s operating leases, if the interest rate used to determine the present value of future lease payments is not readily determinable, the Company estimates its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

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

The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. During the three months ended September 30, 2024 and 2023, the Company recorded $0.2 million and $0.5 million, respectively, as a reduction to research and development expenses related to the Tax Incentive. During the nine months ended September 30, 2024 and 2023, the Company recorded $1.6 million and $1.7 million, respectively, as a reduction to research and development expenses related to the Tax Incentive. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, the Company recorded $0.9 million and $2.1 million within prepaid and other current assets attributed to the Tax Incentive, respectively.

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

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of research and development services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in accounts receivable in the Company’s condensed consolidated balance sheet net of an allowance for credit losses. The Company’s contract assets include trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of September 30, 2024 and December 31, 2023, the Company had unbilled accounts receivable totaling $5.0 million and $3.7 million, respectively, classified as accounts receivable on its condensed consolidated balance sheet.

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

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 subsequent to June 30, 2023 and may also experience ownership changes in the future as a result of subsequent shifts in stock ownership. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated, including those acquired through Bioniz. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company’s tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company’s effective tax rate.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The

Company’s potentially dilutive securities include outstanding options under the Company’s 2018 Equity Incentive Plan, 2024 Inducement Plan and outstanding warrants to purchase common stock, each of which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Nine Months Ended September 30,
	2024	2023
Common stock options	9,193,927	7,168,303
Common stock warrants	1,366,141	1,366,141
Total	10,560,068	8,534,444

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	September 30,	for Identical	Observable	Inputs
	2024	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$10,429	$10,429	$-	$-
Total	$10,429	$10,429	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2023	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Short-term investments:
U.S. treasury securities	$17,650	$17,650	$-	$-
Total	$17,650	$17,650	$-	$-

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

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of September 30, 2024 or December 31, 2023.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
September 30, 2024
U.S. treasury securities	1 or less	$10,417	12	$-	$10,429
Total		$10,417	$12	$-	$10,429
December 31, 2023
U.S. treasury securities	1 or less	$17,632	18	-	$17,650
Total		$17,632	$18	$-	$17,650

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

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income in the Company’s condensed consolidated balance sheets.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued payroll and other employee benefits	$2,556	$3,054
Clinical development	1,401	1,850
Biocon and its subsidiaries chemistry, manufacturing and controls services - related party	68	719
Biocon clinical development related to ulcerative colitis study - related party	253	415
Non-clinical research	328	228
Other accruals	443	431
Total accrued expenses	$5,049	$6,697

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

At closing, the Company delivered to the transfer agent 4,820,230 shares of its common stock for issuance to former stockholders of Bioniz per the terms of the Merger Agreement. Up to an additional 879,252 shares of the Company’s common stock, pending any adjustments per the terms of the Merger Agreement, were to be issued to former stockholders of Bioniz 18 months after closing. On August 14, 2023, the Company issued 849,133 shares of the Company’s common stock to the former stockholders of Bioniz, net of final adjustments per the terms of the Merger Agreement. The fair value of the fewer shares issued was not deemed material and, therefore, there was no adjustment to in-process research and development recorded on the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, or to additional paid-in capital on the condensed consolidated balance sheet as of December 31, 2023.

6. Notes Payable

On September 30, 2019 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement) with two lenders (the Lenders) pursuant to which the Company borrowed $10.0 million from the Lenders (the Term Loan), which represented the maximum amount the Company was permitted to borrow under the terms of the Loan Agreement.

On April 23, 2021, the Loan Agreement was amended to (i) change the final payment percentage from 4.5% to 5.0% and (ii) extend the interest-only payment period based on achieving certain clinical milestones. These clinical milestones were achieved, which extended the interest-only payments through September 30, 2022, followed by 24 equal monthly principal payments and interest.

In February 2022, the Company entered into a Third Amendment to the Loan Agreement (the Third Amendment) which added Bioniz as a secured party to the loan.

Under the Loan Agreement, the Company was required to make a final payment of 5.00% of the original principal amount of the Term Loan drawn payable on the earlier of (i) June 1, 2024 (the Maturity Date), (ii) the acceleration of the Term Loan in the event of a default, or (iii) the prepayment of the Term Loan (the Final Payment). The Company could prepay all, but not less than all, of the Term Loan upon 30 days’ advance written notice to the lender, provided that the Company was obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the Term Loan prepaid on or before the first anniversary of the applicable funding date, (ii) 2.00% of the principal amount of the Term Loan prepaid between the first and second anniversary of the funding date, and (iii) 1.00% of the principal amount of the Term Loan prepaid thereafter, and prior to the Maturity Date (each, a Prepayment Fee).

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

7. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla, California and previously in South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla expires in February 2025, and the Company’s leases of office space in La Jolla expire in 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates, and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the nine months ended September 30, 2024, is as follows (in thousands, except lease term and discount rate):

September 30, 2024
Balance sheet information
Right-of-use assets	$473
Lease liabilities, current	$274
Lease liabilities, non-current	223
Total lease liabilities	$497
Other information
Weighted average remaining lease term	1.87
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash flows from operating leases	$355
Right-of-use assets obtained in exchange for lease obligations	$—

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

Year ending December 31,
2024 (remaining three months)	$123
2025	219
2026	169
2027	28
Total undiscounted lease payments	539
Less: imputed interest	(42)
Total lease liabilities	$497

As of September 30, 2024, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

8. Partnerships

Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd.

On December 5, 2022, the Company and Ono, a Japan kabushiki kaisha, entered into an Asset Purchase Agreement pursuant to which the Company granted Ono the exclusive right, but not the obligation, to acquire the Company’s rights to itolizumab (the Option). These rights included all therapeutic indications and the rights to commercialize itolizumab in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid the Company a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million.

The Company has been responsible for conducting all research and development of itolizumab, which has been funded by Ono from July 1, 2022, through the end of the option period. On October 30, 2024, the option period expired and the Asset Purchase Agreement automatically terminated pursuant to its terms.

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

The Company also assessed the effects of any variable elements under the Asset Purchase Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) option fees and (ii) various clinical, regulatory and commercial milestone payments. Based on its assessment, the Company concluded that, based on the likelihood of these variable components occurring, there was not a significant variable element included in the transaction price. Accordingly, the Company did not assign a transaction price to any option fees or milestone payments under the Asset Purchase Agreement given the substantial uncertainty related to their achievement.

In accordance with ASC 606, the Company determined that the initial transaction price under the Asset Purchase Agreement equaled $102.6 million, consisting of the upfront and non-creditable payment of $25.8 million and the aggregate estimated research and development funding of $76.8 million over the estimated option period. The upfront payment of $25.8 million was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research and development services as the research and development services are the primary component of the combined performance obligations. Revenue associated with the upfront payment will be recognized based on actual research and development costs incurred as a percentage of the estimated total research and development costs to be incurred over the term of the option period. Reimbursable research and development costs will be recognized as revenue as incurred.

The Company’s policy is to periodically review the estimated aggregate research and development funding over the estimated option period when facts and circumstances change. The Company’s review in the second quarter of 2024 resulted in a revised estimate of the aggregate research and development funding over the estimated option period from $76.8 million to $70.8 million and an update to the transaction price from $102.6 million to $96.6 million. The lower estimate of the aggregate research and development funding was primarily driven by a shortening of the option period as a result of delivery of the interim analysis of the EQUATOR clinical study to Ono earlier than anticipated. The effect of this change in estimate was to increase revenue related to the amortization of the upfront payment in the three-month period ended June 30, 2024 by $1.3 million. The Company’s review in the third quarter of 2024 resulted in a further revision of the estimate of the aggregate research and development funding over the estimated option period from $70.8 million to $67.3 million and an update to the transaction price from $96.6 million to $93.1 million. The lower estimate of the aggregate research and development funding was driven by lower estimated costs primarily associated with stopping further the development related to a pre-filled syringe product presentation for itolizumab (EQ001). The effect of this change in estimate was to increase revenue related to the amortization of the upfront payment in the three-month period ended September 30, 2024 by $1.0 million. The effect of both of these changes in estimate was to increase revenue in the nine-month period ended September 30, 2024 by $2.3 million.

The Company recognized revenue of $12.2 million and $36.7 million under the Asset Purchase Agreement during the three and nine months ended September 30, 2024, respectively. The Company recognized revenue of $8.9 million and $26.9 million under the Asset Purchase Agreement during the three and nine months ended September 30, 2023, respectively. Such revenue was comprised of $8.1 million and $25.2 million associated with development funding for the three and nine months ended September 30, 2024, respectively, and $4.1 million and $11.5 million associated with the amortization of the upfront payment for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, aggregate deferred revenue related to the Asset Purchase Agreement was $2.1 million, which was classified as short-term on the condensed consolidated balance sheet.

As of September 30, 2024, the Company has received $59.8 million in cash related to aggregate development funding from Ono.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of September 30, 2024, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

9. Stockholders’ Equity

As of September 30, 2024, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 35,424,388 and 35,254,752 shares of common stock outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

Authorization of Stock Repurchase Program

In July 2023, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $7.5 million of shares of its common stock through December 31, 2024. Under the program, the Company may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as the Company’s board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of the Company’s common stock, alternative investment opportunities, the Company’s cash resources, restrictions under any of the Company’s agreements, corporate and regulatory requirements and market conditions. As of September 30, 2024, the Company had repurchased 298,385 shares of its common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of common stock under the stock repurchase program during the nine months ended September 30, 2024 or since September 30, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. The Company expects to fund any future repurchase of shares of its common stock, if any, under the program with existing cash and cash equivalents.

2024 Inducement Plan

On March 6, 2024, upon the recommendation of the Compensation Committee of the Company’s board of directors, the Company’s board of directors adopted and approved the Company’s 2024 Inducement Plan (the Inducement Plan) to reserve 1,500,000 shares of the Company's common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In addition, the Company's board of directors adopted and approved forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2018 Equity Incentive Plan (the 2018 Plan). As of September 30, 2024, there have been options to purchase 27,200 shares of the Company’s common stock granted from the Inducement Plan, 10,000 of which were granted during the three months ended September 30, 2024.

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

During the three and nine months ended September 30, 2024, the Company recognized incremental stock-based compensation expense totaling $0.2 million and $0.6 million, respectively, associated with the repricing which is included in general and administrative and research and development expense on the condensed consolidated statement of operations and comprehensive loss.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2023	7,031,075	$0.90
Granted	2,220,700	$0.79
Exercised	-	$-
Forfeitures and cancellations	(57,848)	$0.76
Balances as of September 30, 2024 (b)	9,193,927	$0.87	7.36	$562
Options exercisable as of September 30, 2024 (b)	5,149,293	$0.95	6.36	$253

(a) Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2024 of $0.832 and the price of the underlying options.

(b) The weighted-average exercise price per share of the options outstanding and exercisable as of September 30, 2024 includes the impact of the repricing of 6,628,589 options on August 14, 2023 at $0.785 per share.

At September 30, 2024, unamortized stock compensation for stock options was $3.8 million, with a weighted-average recognition period of 2.53 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$424	$366	$1,162	$1,153
General and administrative	581	613	1,767	1,798
Total	$1,005	$979	$2,929	$2,951

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	September 30,	December 31,
	2024	2023
Stock options issued and outstanding	9,193,927	7,031,075
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	203,549	576,464
Awards available under the 2024 Inducement Plan	1,472,800	-
Employee stock purchase plan	1,153,022	979,383
Total	13,389,439	9,953,063

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

There was no income tax expense recorded for the three- and nine-month periods ended September 30, 2024. Income tax expense was $0.5 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. The Company’s 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

11. Related Party Transactions

On April 7, 2022, the Company entered into an agreement with Biocon, who is a holder of more than 5% of the Company’s common stock, to collaborate on and co-fund a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis that is being conducted by Biocon in India. The Company expects its share of the total clinical study costs will be approximately $1.4 million. During each of the three-month periods ended September 30, 2024 and 2023, the Company recognized $15,000 and $0.1 million, respectively, of research and development expense related to its portion of the total clinical study costs. During each of the nine-month periods ended September 30, 2024 and 2023, the Company recognized $0.4 million and $0.3 million, respectively, of research and development expense related to its portion of the total clinical study costs. As of September 30, 2024 and December 31, 2023, the Company had accrued expenses totaling $0.3 million and $0.4 million, respectively, and no amounts invoiced by and payable to Biocon related to the Company’s portion of the total clinical study costs.

In February 2020, the Company entered into a master services agreement with Syngene International Limited (Syngene), a wholly-owned subsidiary of Biocon, for CMC services associated with itolizumab development (the Syngene MSA). In July 2023, the Company issued a signed work order under the Syngene MSA totaling $5.4 million for CMC activities related to the development of a pre-filled syringe product presentation for itolizumab. The Company stopped the majority of the work related to this work order in the third quarter of 2024. In addition, the Company entered into a work order for stability studies with Syngene in June 2024 totaling $0.1 million. As of September 30, 2024, the work orders under the Syngene MSA totaled $1.0 million, of which $0.9 million has been expensed inception-to-date.

The Company is also working with Biocon on several CMC projects in preparation for a potential BLA filing related to itolizumab and has entered into several purchase orders totaling approximately $6.5 million, of which $3.2 million has been expensed inception-to-date. As of October 30, 2024, the Company has paused further work related to those CMC projects.

During the three-months ended September 30, 2024 and 2023, the Company recognized research and development expenses totaling $1.0 million and $0.4 million, respectively, related to the Biocon and Syngene CMC agreements. During the nine-months ended September 30, 2024 and 2023, the Company recognized research and development expenses totaling $3.1 million and $0.5 million, respectively, related to these CMC agreements. As of September 30, 2024 and December 31, 2023, the Company had accrued expenses totaling $0.1 million and $0.7 million, respectively, and $1.1 million and $26,000, respectively, was invoiced by and payable to Biocon and Syngene.

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

Our current clinical-stage product candidates consist of itolizumab (EQ001) and EQ101. Itolizumab (EQ001) is a first-in-class anti-CD6 immune-modifying monoclonal antibody, or mAb, that selectively targets the CD6-ALCAM signaling pathway to downregulate pathogenic T effector cells while preserving T regulatory cells critical for maintaining a balanced immune response. This pathway plays a central role in modulating the activity and trafficking of T cells that drive a number of immuno-inflammatory diseases. EQ101 is a first-in-class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. We have also been engaged in the discovery and optimization of additional peptide-based product candidates that selectively target multiple cytokines, including the preclinical development of EQ302, a first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 for oral delivery. In October 2024, we announced that we are pausing further activities related to EQ101 and EQ302 as we prioritize the development of itolizumab (EQ001). Our novel and differentiated pipeline of first-in-class immunology assets has the potential to address unmet medical needs in numerous areas, including dermatology, gastroenterology, rheumatology, hematology, transplant science, oncology and pulmonology.

We acquired our rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon) in May 2017, which has been subsequently amended, or Biocon License. Our most advanced development program with itolizumab (EQ001) is a global Phase 3 study, called EQUATOR, in patients with acute graft-versus-host disease, or aGVHD, which was initiated in March 2022. The decision to initiate the EQUATOR study was based on findings from our completed Phase 1b clinical study in aGVHD, called EQUATE, and feedback from both the U.S. Food and Drug Administration, or FDA, and leading physicians in the field of hematopoietic stem cell transplantation. In August 2024, we announced a positive recommendation from the Independent Data Safety Monitoring Committee, or IDMC, to continue the EQUATOR study based on the IDMC’s review of the interim analysis of unblinded efficacy and safety data of the first approximately 100 subjects. At the end of October 2024, we announced a decision to pause enrollment in the EQUATOR study. That decision was based on a change in business conditions and not on any issues or challenges with enrollment or other operational aspects of the study or due to any unfavorable safety or other preliminary study data. We are currently reviewing clinical options for the program, including the potential to accelerate the timeline to topline data to the first quarter of 2025 while preserving registrational integrity of the study. The accelerated timeline would be based on reduced enrollment to approximately 150 patients and unblinding the study after primary and key secondary endpoints at Day 29. We recently completed EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab

(EQ001) in patients with systemic lupus erythematosus, or SLE, and lupus nephritis, or LN. In April 2024, we announced positive topline data from the Type B LN portion of that study.

We have also been collaborating with Biocon and co-funding a completed Phase 2 clinical study of itolizumab in subjects with ulcerative colitis. The study, which was conducted by Biocon in India and commenced in November 2022, was a randomized, double-blinded, placebo-controlled clinical study in up to 90 subjects, evaluating the safety and efficacy of itolizumab in patients with moderate to severe ulcerative colitis. We expect topline data from that study in the first quarter of 2025.

On December 5, 2022, we entered into an asset purchase agreement, or Asset Purchase Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, pursuant to which we granted Ono an exclusive option to acquire our rights to itolizumab (EQ001), or the Option. These rights included all therapeutic indications and the rights to commercialize itolizumab (EQ001) in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid us a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million. Pursuant to the Asset Purchase Agreement, we have been responsible for conducting all research and development of itolizumab (EQ001), which has been funded by Ono from July 1, 2022 through the end of the option period. Ono’s option period expired and the Asset Purchase Agreement automatically terminated on October 30, 2024 pursuant to its terms. We believe Ono’s decision to let its option lapse was a strategic business decision and not based on data from any of the itolizumab (EQ001) clinical programs.

We acquired the exclusive worldwide rights to EQ101 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates, including EQ302, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. EQ101 and EQ302 are synthetic peptides engineered to specifically inhibit key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs in a number of immuno-inflammatory indications. In November 2022, we initiated a Phase 2 proof-of-concept clinical study of EQ101 administered intravenously, or IV, in subjects with moderate to severe alopecia areata, or AA, in Australia and New Zealand. In June 2024, we announced positive topline data from that study. Based on those positive results and feedback from key opinion leaders in the treatment of AA, we believe further development of EQ101 in AA is warranted. However, due to financial constraints, we announced in October 2024 that we were pausing further development activities of EQ101 pending the availability of additional funding. We have been conducting preclinical development of EQ302, including in vivo pharmacology and oral formulation development, to further characterize and optimize the product candidate. In October 2024, we announced that for business reasons we were pausing further development of EQ302 pending the availability of additional funding and resources.

In June 2024, we completed a Phase 1 first-in-human clinical study of another multi-cytokine targeting peptide, EQ102, in healthy volunteers in Australia. EQ102 is a bi-specific inhibitor of IL-15 and IL-21, which was also acquired as part of the Bioniz acquisition. In that Phase 1 study, EQ102 was generally well tolerated and demonstrated pharmacodynamic activity, but the bioavailability of the initial formulation was lower than expected. Preclinical and translational data have demonstrated that EQ302 has increased potency compared to EQ102, is both stable and permeable in the gut, and can be further modified for optimal systemic or gut-restricted activity. In December 2023, we announced that given our progress with EQ302 and its superior product profile relative to EQ102, we transitioned away from further developing EQ102 and instead focused on the preclinical research and oral formulation optimization of EQ302 as a potential treatment of patients with gastrointestinal diseases, including celiac disease, and skin diseases. However, we have since paused further development of EQ302 for business reasons, as announced in October 2024.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three Investigational New Drug applications, or INDs, conducting clinical development of EQ101, EQ102 and itolizumab (EQ001), conducting formulation development and chemistry, manufacturing and controls, or CMC, activities, conducting business development activities such as the acquisition of Bioniz, the Asset Purchase Agreement with Ono and other transactions, initiating a stock repurchase program, and performing the general and administrative activities associated with operating a public company. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to multiple product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from the Asset Purchase Agreement related to the one-time, upfront payment from Ono in exchange for the Option as well as from the itolizumab (EQ001) development funding from Ono. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the nine months ended September 30, 2024 and 2023, our net losses were $2.3 million and $11.0 million, respectively. As of September 30, 2024, we had an accumulated deficit of $188.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, non-clinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future. Although we have recently implemented operating changes and plan to take further action as necessary to decrease our spending and conserve our cash, we anticipate, subject to receiving additional capital, our expenses to potentially increase substantially as we advance our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), the potential resumption of development activities related to EQ101 and EQ302, potentially expand the indications in which we conduct clinical development of our product candidates, potentially acquire and/or develop new product candidates, including preclinical drug candidates, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur general corporate costs. Further, with the expiration of Ono’s option, we no longer receive reimbursement from Ono for our itolizumab (EQ001) development expenses incurred after October 30, 2024, which is expected to adversely impact our near-term net cash used in operations.

We believe that our cash, cash equivalents and short-term investments as of September 30, 2024, will be sufficient to fund operations into the fourth quarter of 2025, based on certain assumptions that may prove to be inaccurate. Specifically, management's projected cash runway assumes operational changes including accelerating the completion of the Phase 3 EQUATOR study based on reduced enrollment and early unblinding of the study, pausing further development activities related to EQ101 and EQ302, the elimination of certain positions and the reduction of certain discretionary expenditures, as well as assuming no further repurchases under our stock repurchase program.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval of itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Further, under the Asset Purchase Agreement with Ono, our revenues related to itolizumab (EQ001) are limited to the upfront option fee already received and reimbursement of our development costs of itolizumab (EQ001) during the option period, which expired on October 30, 2024. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. For the nine months ended September 30, 2024 and 2023, our revenues were derived from development funding from Ono and recognition of deferred revenue associated with an upfront payment under the Asset Purchase Agreement. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, including further revenue such as development funding from the Asset Purchase Agreement through the end of the option period, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, and any future product candidates. If we fail to complete the development of itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd.

On December 5, 2022, we entered into the Asset Purchase Agreement pursuant to which we granted Ono the Option in exchange for a one-time, upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million. These rights included all therapeutic indications and the rights to commercialize itolizumab in the United States, Canada, Australia, and New Zealand.

We were responsible for conducting all research and development of itolizumab, which was funded by Ono from July 1, 2022, through the end of the option period, which expired on October 30, 2024.

During the three and nine months ended September 30, 2024, we recognized $12.2 million and $36.7 million of revenue under our Asset Purchase Agreement with Ono, respectively. During the three and nine months ended September 30, 2023, we recognized $8.9 million and $26.9 million of revenue under our Asset Purchase Agreement with Ono, respectively.

As of September 30, 2024, aggregate deferred revenue related to the Asset Purchase Agreement was $2.1 million.

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

Although we have recently implemented operating changes and plan to take further action as necessary to decrease our spending and conserve cash, subject to raising additional capital, we anticipate our expenses to potentially increase substantially as we advance our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), potentially resume development activities related to EQ101 and EQ302, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire or develop new product candidates. The successful development of itolizumab (EQ001), and if we resume development activities, EQ101 and EQ302, is highly uncertain. At this time, due to the inherently unpredictable nature of pre-clinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$12,161	$8,870	$36,703	$26,873
Research and development	9,562	8,974	30,113	27,855
General and administrative	3,278	3,519	10,161	10,340
Interest expense	-	-	-	(491)
Interest income	331	551	1,142	1,817
Other income (expense), net	341	(142)	156	(433)
Income tax expense	-	496	-	564

Revenue

During the three and nine months ended September 30, 2024, we recognized revenue of $12.2 million and $36.7 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended September 30, 2024, development funding represented $8.1 million and amortization of the upfront payment represented $4.1 million, of which $1.0 million represented an increase to revenue resulting from a change in estimate related to the total aggregate development funding over the option period under our Asset Purchase Agreement with Ono. For the nine months ended September 30, 2024, development funding represented $25.2 million and amortization of the upfront payment represented $11.5 million, of which $2.3 million represented an increase to revenue resulting from a change in estimate related to lower aggregate development funding estimated over the option period due to a change in the estimate of the duration of the option period coupled with lower total estimated aggregate development funding. During the three and nine months ended September 30, 2023, we recognized revenue of $8.9 million and $26.9 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended September 30, 2023, development funding represented $6.7 million and amortization of the upfront payment represented $2.2 million. For the nine months ended September 30, 2023, development funding represented $20.1 million and amortization of the upfront payment represented $6.8 million.

Research and Development Expenses

Research and development expenses were $9.6 million and $30.1 million for the three and nine months ended September 30, 2024, respectively, compared to $9.0 million and $27.9 million for the three and nine months ended September 30, 2023, respectively. The increase of $0.6 million in research and development expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily driven by the following changes:

•
$0.5 million increase in expenses associated with CMC activities primarily performed by Biocon related to itolizumab (EQ001);
•
$0.3 million increase in non-clinical research expenses; and
•
$0.2 million increase in employee compensation and benefits; offset by
•
$0.4 million decrease in clinical study expenses primarily driven by our EQUALISE and EQ101 clinical studies, partially offset by higher costs for our EQUATOR clinical study.

The increase of $2.3 million in research and development expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily driven by the following changes:

•
$2.5 million increase in expenses associated with CMC activities primarily performed by Biocon related to itolizumab (EQ001);

•
$0.7 million increase in employee compensation and benefits, primarily related to increased headcount; and
•
$0.5 million increase in consulting expenses; offset by
•
$1.3 million decrease in clinical study expenses primarily driven by our EQUALISE and EQ102 clinical studies, partially offset by higher costs for our EQUATOR study and to a lessor extent our ulcerative colitis Phase 2 study; and
•
$0.1 million decrease in non-clinical research expenses.

General and Administrative Expenses

General and administrative expenses were $3.3 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, compared to $3.5 million and $10.3 million for the three and nine months ended September 30, 2023, respectively.

The decrease of $0.2 million in general and administrative expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily driven by decreased legal, audit and tax professional fees.

The decrease of $0.1 million in general and administrative expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily driven by the following changes:

•
$0.3 million decrease in audit and tax professional fees; and
•
$0.1 million decrease in directors and officers insurance premiums; offset by
•
$0.3 million increase in employee compensation and benefits.

Interest Expense

There was no interest expense for each of the three and nine months ended September 30, 2024 as well as for the three months ended September 30, 2023. Interest expense was $0.5 million for the nine months ended September 30, 2023. Interest expense consists of interest on our prior term notes payable, which were paid off in May 2023.

Interest Income

Interest income was $0.3 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, compared to $0.6 million and $1.8 million for the three and nine months ended September 30, 2023. The decrease was primarily due to lower average cash, cash equivalents and short-term investment balances in 2024 compared to 2023.

Other Income (Expense), net

Other income, net was $0.3 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, compared to other expense, net of $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. The changes in both the three and nine months ended September 30, 2024 compared to the same periods in 2023 were primarily driven by changes in net foreign currency transaction gains and losses.

Income Tax Expense

There was no income tax expense for each of the three and nine months ended September 30, 2024. Income tax expense was $0.5 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. Our 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. We do not record a deferred tax provision as there is a full valuation allowance offsetting our deferred tax assets.

Liquidity and Capital Resources

From inception through September 30, 2024, we have financed our operations primarily through the sale of equity and debt securities and income generated from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of September 30, 2024, we had an accumulated deficit of $188.0 million and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2024, we had $15.5 million in cash and cash equivalents and $10.4 million in short-term investments.

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

Asset Purchase Agreement with Ono

On December 5, 2022, we entered into the Asset Purchase Agreement with Ono, pursuant to which we granted Ono the exclusive right, but not the obligation, to acquire our rights to itolizumab. These rights included all therapeutic indications and the rights to commercialize itolizumab in the United States, Canada, Australia, and New Zealand. In exchange for the Option, Ono paid us a one-time upfront payment of an amount equal to JPY 3.5 billion, or $26.4 million.

We were responsible for conducting all research and development of itolizumab, which has been funded by Ono from July 1, 2022 through the end of the option period. The option period expired and the Asset Purchase Agreement automatically terminated on October 30, 2024 pursuant to its terms.

As of September 30, 2024, we have received $59.8 million in development funding from Ono.

Funding Requirements

Although we have recently implemented operating changes and plan to take further action as necessary to decrease our spending and conserve our cash, subject to raising additional capital, we anticipate our expenses to potentially increase substantially as we advance our research and development activities, including the ongoing and future clinical development of itolizumab (EQ001), and potentially prepare to file a BLA and launch itolizumab (EQ001), if approved. Our expenses could also increase as a result of potentially resuming development activities related to EQ101 and EQ302, and potentially advancing preclinical research of other novel drug candidates identified through our multi-cytokine targeting drug discovery platform or acquired through strategic transactions. We expect that our primary uses of capital will be for clinical development, non-clinical research, CMC activities, formulation and device development, product supply, potential acquisition of new products, potential repurchases of shares of our common stock under our stock repurchase program, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs. Further, with the expiration of Ono’s option, we no longer receive reimbursement from Ono for our itolizumab (EQ001) development expenses incurred after October 30, 2024, which is expected to adversely impact our near-term net cash used in operations.

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the program, we may repurchase shares of common stock during the term of the program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions. As of September 30, 2024, we repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since September 30, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. We expect to fund any future repurchase of shares of our common stock, if any, under the program with existing cash and cash equivalents.

We believe that our cash, cash equivalents and short-term investments as of September 30, 2024, will be sufficient to fund operations into the fourth quarter of 2025, based on certain assumptions that may prove to be inaccurate. Specifically, management's projected cash runway assumes operational changes including accelerating the completion of the Phase 3 EQUATOR study based on reduced enrollment and early unblinding of the study, pausing further development activities related to EQ101 and EQ302, the elimination of certain positions and the reduction of certain discretionary expenditures, as well as assuming no further repurchases under our stock repurchase program.

Ono’s decision to let its option lapse unexercised materially impacts our funding requirements. As a result, we have evaluated a variety of different adjustments to our operating plans to preserve cash and extend our runway. While we have planned budgets for various scenarios, there can be no certainty that we have captured all potential scenarios. As a result of Ono’s decision to let its option lapse, we will need to significantly reduce our operating burn to be able to fund our operations for at least the next 12 months. We expect to achieve such savings through the aforementioned reductions to spending. In addition to significantly decreasing our spending, we are actively pursuing sources of additional capital, including potentially the 2023 ATM Facility as well as other financing sources that may be available to us. If we are unable to access our 2023 ATM Facility or otherwise raise additional capital, we may need to implement further cost cutting measures, which may require us to discontinue the development of certain of our product candidates or result in the delay of their development and commercialization, if approved.

We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical studies of itolizumab (EQ001), and EQ101 if we resume development activities, and other product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, and recent bank failures;
•
our ability to timely implement and realize the benefit of significant expense reductions;
•
the potential that, if we accelerate the completion of the EQUATOR study, the data would be insufficient to support a BLA and require further clinical studies;
•
the potential advancement and cost of preclinical research of EQ302, if we resume development activities of EQ302, and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any BLA or New Drug Application, or NDA, we may submit for our product candidates;
•
the costs and timing of manufacturing itolizumab (EQ001) and other product candidates;
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
•
the extent to which we acquire or in-license other product candidates and technologies or engage in in-house discovery and preclinical research of new product candidates;
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing itoluzmab (EQ001) or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $188.0 million as of September 30, 2024. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and any of our other product candidates.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(15,727)	$(16,119)
Investing activities	7,818	804
Financing activities	91	(9,307)
Effect of exchange rate changes on cash	50	(103)
Net decrease in cash and cash equivalents	$(7,768)	$(24,725)

Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $15.7 million compared to $16.1 million during the nine months ended September 30, 2023. Cash used in operating activities during the nine months ended September 30, 2024 primarily related to our net loss of $2.3 million, adjusted for non-cash items of $2.2 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $15.6 million. Cash used in operating activities during the nine months ended September 30, 2023 primarily related to our net loss of $11.0 million, adjusted for non-cash items of $2.9 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $8.0 million.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2024 and 2023 were inflows of $7.8 million and $0.8 million, respectively, and primarily reflect the sales and maturities of short-term investments offset by the purchases of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $0.1 million during the nine months ended September 30, 2024 and was attributed to cash received from employee stock purchases related to our Employee Stock Purchase Plan.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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
•
We will require substantial additional funding to continue and complete the development and any commercialization of itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
•
Our corporate cash saving initiatives and the associated headcount reductions we implemented in October 2024 could disrupt our business, and may not achieve our intended objectives;
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•
We are highly dependent on the successful development of itolizumab (EQ001), and to a lesser extent EQ101 and EQ302 if we resume development activities, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
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
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success; and
•
We have in the past and may in the future fail to meet the listing requirements of the Nasdaq Capital Market, and as a result, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting non-clinical research, including the initial preclinical development of EQ302, filing three INDs, conducting clinical development of itolizumab (EQ001), EQ101, and EQ102, conducting CMC and formulation development activities, conducting business development activities, initiating a stock repurchase program, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the nine months ended September 30, 2024 and the year ended December 31, 2023, our net losses were $2.3 million and $13.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $188.0 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, accelerate the completion of our current EQUATOR study of itolizumab (EQ001), conduct preclinical studies on our product candidates, potentially perform discovery research, potentially conduct formulation and device development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, in connection with the acquisition of Bioniz, we expanded our pipeline from one product candidate to multiple product candidates, all at various stages of development. Although we recently announced the pausing of activities related to EQ101 and EQ302, this expansion of our pipeline may accelerate the rate at which our operating losses increase if we incur costs to resume the development and potentially seek regulatory approval of these product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We will require substantial additional funding to continue and complete the development and any commercialization of itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

Although we have recently implemented operating changes and plan to take further actions as necessary to decrease our expenditures and conserve our cash, we expect our expenses to potentially increase substantially over the next few years. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and non-clinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval of any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

As of September 30, 2024, we had $25.9 million in cash, cash equivalents and short-term investments. We believe that our cash, cash equivalents and short-term investments as of September 30, 2024, will be sufficient to fund operations into the fourth quarter of 2025, based on certain assumptions that may prove to be inaccurate. Specifically, management's projected cash runway assumes operational changes including accelerating the completion of the Phase 3 EQUATOR study based on reduced enrollment and early unblinding of the study, pausing further development activities related to EQ101 and EQ302, the elimination of certain positions and the reduction of certain discretionary expenditures, as well as assuming no further repurchases under our stock repurchase program.

Ono did not exercise its option to acquire our rights to itolizumab (EQ001) and as a result, on October 30, 2024, Ono’s option and the Asset Purchase Agreement automatically terminated. With the expiration of Ono’s option period, we no longer receive reimbursement from Ono for our itolizumab (EQ001) development expenses incurred after October 30, 2024, which is expected to adversely impact our near-term net cash used in operations. As a result of Ono’s decision to let its option lapse, we will need to significantly reduce our operating burn to be able to fund our operations for at least the next 12 months. We expect to achieve such savings through the aforementioned reductions to spending. In addition to significantly decreasing our spending, we are actively pursuing sources of additional capital, including potentially the 2023 ATM Facility as well as other financing sources that may be available to us. If we are unable to access our 2023 ATM Facility or otherwise raise additional capital, we may need to implement further cost cutting measures, which may require us to discontinue the development of certain product candidates or result in the delay of their development and commercialization, if approved. For example, a key cost-saving measure is our decision to pause enrollment in our EQUATOR study, a Phase 3 clinical study of itolizumab (EQ001) in aGVHD, and an assumption that we accelerate the completion of the study and unblind the data.

Changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. As of September 30, 2024, we have repurchased 298,385 shares of our common stock under the stock repurchase program for a total of approximately $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since September 30, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. The timing and amount, if any, of such further repurchases will depend on a variety of factors, including the price of our common stock, alternative investment opportunities, our cash resources, restrictions under any of our agreements, corporate and regulatory requirements and market conditions.

We do not have sufficient funds to complete the clinical development of itolizumab (EQ001), or any of our other product candidates, through regulatory approvals for our current indications. We will need to raise substantial additional capital, and even more if we make any repurchases of shares of our common stock under our stock repurchase program, to complete the development and commercialization of each of those product candidates, which additional capital may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, or cause our stockholders to incur substantial dilution.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future clinical studies of our product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks;
•
our ability to timely implement and realize the benefit of significant expense reductions;
•
the potential that, if we accelerate the completion of the EQUATOR study, the data would be insufficient to support a BLA and require further clinical studies;
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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. Under the Asset Purchase Agreement with Ono, we received a one-time, upfront payment of JPY 3.5 billion, or approximately $26.4 million. Because Ono did not exercise its option to acquire our rights to itolizumab (EQ001), the continued development of itolizumab (EQ001) will be at our sole expense and we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, the conflict between Russia and Ukraine, the conflicts in the Middle East, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, took control and was appointed receiver of SVB. At the time the FDIC took control, we held assets valued at approximately $8.2 million in a sweep account with SVB. We received full access to those funds on March 13, 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Our corporate cash saving initiatives and the associated headcount reductions we implemented in October 2024 could disrupt our business, and may not achieve our intended objectives.*

In October 2024, we undertook cash savings initiatives that included a reduction in force. These initiatives may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business.

Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cash savings initiatives, including those we discussed under “Part I. Item 2. Management’s Discussion and Analysis of Operations – Liquidity and Capital Resources”, or if we experience significant adverse consequences of such initiatives, our business, financial condition, and results of operations may be materially adversely affected.

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful development of itolizumab (EQ001), and to a lesser extent EQ101 and EQ302 if we resume development activities, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.*

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval of and then successfully commercialize itolizumab (EQ001), and potentially EQ101 and EQ302 if we resume development activities, in any of the indications for which we are currently planning to develop them, including treatment of aGVHD or LN with itolizumab (EQ001), treatment of AA with EQ101, or treatment of celiac disease or other gastrointestinal conditions with EQ302, which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

Before we can market and sell any of our product candidates in the United States, we will need to manage research and development activities, commence and complete clinical studies, obtain necessary regulatory approvals from the FDA and build a commercial organization or enter into a marketing collaboration with a third party, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical studies and/or obtain regulatory approval and develop sufficient commercial capabilities for any of our product candidates. Further, we may decide to modify the design of our clinical studies, which could adversely impact the likelihood of obtaining regulatory approval. For example, we decided to pause enrollment and may accelerate the completion of the EQUATOR Phase 3 trial of itolizumab (EQ001) for the treatment of aGVHD as a cost saving measure, and the resulting data may be insufficient to support BLA approval in this indication. We have not submitted a BLA or an NDA to the FDA or filed for approval with any other regulatory authority outside the United States for any product candidate. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approval, we may never generate significant revenues from any commercial sales of any of our products. If any of our product candidates are approved and we fail to successfully commercialize them, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, prospects, financial condition and results of operations will be adversely affected.

We have and may in the future enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions, which may harm our ability to realize a return, if any, on our investments and may increase our need for external funding.*

We may enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions for purposes of raising additional capital and allocating our available capital and other resources to developing and commercializing our other or future product candidates. For example, in December 2022 we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001), which Ono subsequently decided not to exercise. Despite our efforts, we may be unable to enter into future partnerships or otherwise monetize our pipeline through strategic transactions with third parties on favorable terms or at all. Supporting diligence activities conducted by third parties and negotiating the financial and other terms of a strategic arrangement are long, costly and complex processes with uncertain results, and we may fail to derive any financial benefit from these activities. Any efforts toward finding a strategic partner for one or more of our product candidates may divert the time and attention of our management away from their day-to-day activities, which may adversely affect our focus on the discovery and development of our current product candidates that we intend to continue to develop and commercialize. Further, potential strategic partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in us receiving no future milestone or royalty payments under any such arrangement. We may enter into a strategic transaction for one or more of our product candidates that prove to be more successful than the product candidates we decide to continue to develop and commercialize. As a result, our financial position and the return we realize on our research and development activities could be negatively affected, and we could be required to seek additional funding to support our operations through equity offerings, debt financings or other capital sources, which could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline. Any of the foregoing could have a material adverse effect on our competitive position, business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations with respect to our current or future product candidates, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.*

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology or pharmaceutical companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish other strategic partnerships or alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and potential parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate on the development and commercialization of product candidates, we can expect to relinquish some or all of the control over the future success of that product candidate to the partner. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval of any product candidate.*

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 studies of itolizumab (EQ001) have been completed, and enrollment in the Phase 3 study in aGVHD has been paused with a current plan to accelerate the completion of that study early as a cost saving measure. We completed a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia and a Phase 2 clinical study of EQ101 in subjects with AA in Australia and New Zealand. Prior to advancing EQ101 into further clinical studies, additional non-clinical studies, including potential animal toxicology studies and CMC bridging studies to support the introduction of a subcutaneous formulation, may be required. We currently have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and LN. Through the acquisition of Bioniz, we also have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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
•
maintaining arrangements with Biocon, our manufacturer of itolizumab (EQ001), for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001) and, if we resume development activities with EQ101 and EQ302, with our CMOs for clinical and, if and when approved, commercial supply of EQ101 and EQ302;

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

Itolizumab (EQ001) is a first-in-class immune-modifying mAb that selectively targets CD6, a target for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for itolizumab (EQ001). We do not know whether our approach in targeting CD6 will allow us to develop any products of commercial value.

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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business.*

Biocon, its Cuban partner, CIMAB, S.A., and their licensees and partners, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory (as defined below). Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis and was marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India, or DCGI, for the treatment of cytokine release syndrome, or CRS, in COVID-19 patients with moderate to severe acute respiratory distress syndrome, or ARDS, in India. In September 2020, the DCGI granted approval of itolizumab produced in a Chinese hamster ovary, or CHO, cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of chronic plaque psoriasis, as well as restricted emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been used and ALZUMAb-L may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

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

In the past, we have conducted clinical studies of itolizumab (EQ001) and EQ101 outside of the United States, and we are and may in the future continue to use sites outside of the United States for clinical studies of itolizumab (EQ001), including our Phase 3 clinical study of itolizumab (EQ001) in aGVHD, as well as possibly for clinical studies of EQ101 and EQ302 if we resume development activities or any other future product candidates. The FDA may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.*

In the fourth quarter of 2017, Biocon completed a Phase 1 clinical study of itolizumab (EQ001) in healthy subjects in Australia to assess the safety and tolerability of the SC version of itolizumab (EQ001). The study also included a separate stage to compare the pharmacokinetics of the IV administration of itolizumab (EQ001) to ALZUMAb and determine the absolute bioavailability of SC itolizumab (EQ001), but this stage was terminated early due to the occurrence of an initial decrease in lymphocyte counts and transient lymphopenia. We submitted this data to the FDA as part of our IND submissions for the conduct of clinical studies for the treatment of aGVHD, LN and COVID-19. However, it is possible that the FDA will not authorize us to proceed with clinical studies in connection with any future IND submissions in other indications that have different patient populations and we may be required to conduct additional Phase 1 clinical studies, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Also, we are utilizing sites from a variety of countries outside of the United States in our Phase 3 clinical study of itolizumab (EQ001) in aGVHD, including sites in Europe, Asia and elsewhere. Our Phase 2 clinical study of EQ101 in subjects with AA was conducted in Australia and New Zealand. If we advance EQ302 into clinical studies, we may decide to utilize sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We are aware that other products addressing the same indications as itolizumab (EQ001), EQ101 and EQ302 are in development, and some have been approved. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Incyte Corporation’s ruxolitinib was approved for treatment of steroid refractory aGVHD in 2019. Other second-line, or steroid refractory therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established. Private and public companies with Phase 2 and Phase 3 development programs in first-line and second-line, or steroid refractory aGVHD, include CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech (acquired by Mediolanum Farmaceutici S.p.A), Evive Biotech (subsidiary of Yifan Pharmaceutical Co., Ltd.), Taran Therapeutics, Inc. (acquired assets of Humanigen, Inc.), Maat Pharma SA, Medac GmbH, Mesoblast Limited and VectivBio Holding AG (acquired by Ironwood Pharmaceuticals, Inc.). There are currently two approved therapies for the treatment of LN: GlaxoSmithKline’s Benlysta, approved in 2020, and Aurinia Pharmaceuticals’ Lupkynis, approved in January 2021. Other private and public companies involved in LN drug development include Artiva Biotherapeutics, Inc., AstraZeneca plc, Corestem Co., Ltd., CSL Behring LLC, Genentech Inc., I-MAB Biopharma, ImmPACT Bio USA Inc., Jansen Pharmaceutical Companies of Johnson & Johnson, Nkarta, Inc., Novartis AG, Omeros Corporation and Vera Therapeutics, Inc. For the treatment of AA, Eli Lilly and Company has received FDA approval of Olumiant, Pfizer Inc. has received FDA approval of Litfulo, and Sun Pharmaceutical Industries Ltd. has recently received approval of Leqselvi. Other private and public companies involved in AA drug development include AbbVie Inc., Arcutis Biotherapeutics, Inc., Aslan Pharmaceuticals, Forte Biosciences, Inc., Amgen Inc., Inmagene Biopharmaceuticals Co. Ltd., Legacy Healthcare, Nektar Therapeutics, Ornovi Inc., Q32 Bio Inc., Reistone Biopharma, Zelgen Biopharmaceuticals Co., Ltd., and Zura Bio Limited. There are no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Amgen Inc., Anokion SA, Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., IGY Immune Technologies & Life Sciences Inc., Immunic, Inc., ImmunogenX,

Inc.(acquired by First Wave BioPharma Inc.), Protagonist Therapeutics, Inc., Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as acquiring technologies complementary to, or necessary for, itolizumab (EQ001), EQ101, EQ302 or any future programs.

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

If market opportunities for our product candidates are smaller than we believe they are, our potential revenue may be adversely affected and our business may suffer.*

We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for autoimmune and inflammatory diseases, with current plans to develop it for the treatment of patients with aGVHD. Based on data from our completed EQUALISE study, we also believe that itolizumab (EQ001) may be a promising potential treatment for LN, but we do not have current plans to advance the development of itolizumab (EQ001) for that indication. We have global rights to

EQ101 and EQ302. Although we have paused development activities of EQ101 and EQ302, we believe they may be potential candidates for future development as a potential treatment of AA and gastrointestinal indications such as celiac disease, respectively. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

We may not ultimately realize the potential benefits of orphan drug designation for itolizumab (EQ001) or, if we resume development activities, EQ101.*

Itolizumab (EQ001) has been granted orphan drug designations by the FDA for both the prevention and treatment of aGVHD, and EQ101 has been granted orphan drug designation by the FDA and the European Medicines Agency for CTCL. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years (with certain exceptions). However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process. Even if we are awarded marketing exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering our eligible product candidates, we could be subject to biosimilar competition earlier than we anticipate. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as itolizumab (EQ001) or EQ101, we may face increased competition and lose market share regardless of orphan drug exclusivity.

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

Scaling up pharmaceutical manufacturing processes, especially biological processes and peptide synthesis, is a difficult and uncertain task, and our CMOs may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely deliver our supplies of itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, or other future product candidates (including other biologics) or meet product demand.

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

We rely, and intend to continue to rely, on CROs to conduct our clinical studies and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.*

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and future preclinical studies and clinical studies of itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and any future preclinical studies and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

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

There is no guarantee that any such CROs, clinical study investigators or other third parties on which we rely on will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical study site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical study unless we are able to transfer those subjects to another qualified clinical study site, which may be difficult or impossible. In addition, clinical study investigators for our clinical study may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical study site may be questioned and the utility of the clinical study itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing itolizumab (EQ001), or EQ101 if we resume development activities, or any future product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical studies or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals of itolizumab (EQ001), or EQ101 if we resume development activities, or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and we may not be able to compete effectively in our market.*

Our success depends in significant part on our, and with respect to itolizumab (EQ001), Biocon’s, ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates, including itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as itolizuab (EQ001), EQ101 and EQ302. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, or any other product candidates that we may identify, our business may be materially harmed.*

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.*

From time to time we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or product candidates that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as itolizumab (EQ001), EQ101, EQ302 and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include itolizumab (EQ001), EQ101, EQ302 and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and other potential future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.*

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our current and future product candidates, including itolizumab (EQ001), EQ101, EQ302 and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical studies, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, including itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and product candidates such as itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case.

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

Pending positive results of our EQUATOR study, we expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2024, we had 45 full-time employees. In October 2024, ten positions were eliminated for business reasons. We do not expect to grow our business unless and until we are able to raise additional capital. Our focus is currently limited to achieving clinical and pre-clinical milestones and generating data that may serve as catalysts for future capital infusion to support the continued development of our current or future clinical and preclinical assets and, if approved, commercialization of itolizumab (EQ001). Assuming we are able to achieve such catalysts and raise additional capital, we could potentially experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

•
identify, recruit, integrate, maintain and motivate additional qualified personnel;
•
identify and lease additional facilities;
•
manage our development efforts effectively, including the initiation and conduct of clinical studies for itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and any future product candidates; and
•
improve our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain CROs, CMOs, other contract service providers, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and future clinical studies and the manufacture of itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and any future product candidates. We cannot assure you that the services of such contract service providers, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

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

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.*

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations primarily in the Greater San Diego Area region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. We may face additional challenges in recruiting qualified individuals due to the hardship we have faced, including, for example, our reduction in force that we implemented in October 2024. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025.The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by CMMI which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The IRA’s drug pricing reforms have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business.

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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and any future product candidates, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of itolizumab (EQ001), or EQ101 or EQ302 if we resume development activities, or any future product candidates, if approved, to be in violation of applicable laws.

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
•
the timing of data from our ongoing and planned clinical studies of itolizumab (EQ001) and potentially other product candidates;
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
•
Ono’s decision to not exercise its option to acquire itolizumab (EQ001) and the market speculation with respect to Ono’s reasonings;
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

We have in the past and may in the future fail to meet the listing requirements of the Nasdaq Capital Market, and as a result, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On July 19, 2024, we received a notice, or Notice, from the Nasdaq Stock Market, or Nasdaq, that we were not then in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 days, or until January 15, 2025, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continued to trade on the Nasdaq Capital Market under the symbol “EQ”. On October 30, 2024, we received a letter from Nasdaq notifying us that the closing bid price of our common stock had met or exceeded $1.00 per share for at least ten consecutive business days, from October 16, 2024 through October 29, 2024, and accordingly, we had regained compliance with Nasdaq Listing Rule 5550(a)(2).

There can be no assurance, however, that we will maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be subject to delisting.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of November 8, 2024, we had 35,430,763 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We cannot guarantee that our stock repurchase program will be further consummated or will enhance stockholder value, and share repurchases could affect the price of our common stock.*

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. Under the stock repurchase program, we may repurchase shares of common stock during the term of the stock repurchase program through open market transactions or such other transactions as our board of directors or designated committee thereof may approve from time to time. As of September 30, 2024, we have repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. There have been no repurchases of our common stock under the stock repurchase program since September 30, 2024 and through the date of the filing of this Quarterly Report on Form 10-Q. There can be no assurances that we will make further stock repurchases in the future.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Exchange Act, must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit our commercialization of any product candidates that we may develop.*

We face an inherent risk of product liability exposure related to the testing of itolizumab (EQ001), and EQ101 if we resume development activities, and any future product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that itolizumab

(EQ001), EQ101 or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as itolizumab (EQ001), and EQ101 and EQ302 if we resume development activities, and any future product candidates advance through clinical studies and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Item 5. Other Information

Trading Arrangements

During the three-months ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Christine Zedelmayer, Chief Operating Officer	Termination(3)	July 19, 2024	X		322,823	December 12, 2024
Christine Zedelmayer, Chief Operating Officer	Adoption	July 19, 2024	X		596,877	July 19, 2025

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on
December 12, 2023.

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

Date: November 13, 2024	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason A. Keyes
Jason A. Keyes
Chief Financial Officer
(Principal Financial Officer)