Form 10-K
period 2024-12-31
Equillium, Inc.
filed 2025-03-27
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $15.4 million based on the closing price of the registrant’s common stock on June 28, 2024 of $0.69 per share, as reported by the Nasdaq Capital Market. Shares of the registrant's common stock held by executive officers, directors and registrant's affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2025, there were 35,609,907 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2025 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	San Diego, California, United States

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our ability to obtain funding for our operations, including funding necessary to commence and complete the preclinical and clinical studies of our product candidates;
•
our plans to research, develop and commercialize our product candidates and any future product candidates;
•
our ability to obtain and maintain regulatory approval for our product candidates in any of the indications for which we plan to develop them;
•
our estimated timeline for announcing data from our clinical studies, for interacting with regulatory authorities, and for initiating preclinical and clinical studies;
•
the success, cost, and timing of our product development activities, including our ongoing and planned preclinical and clinical studies;
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
•
existing regulations and regulatory developments in the United States and in other territories where we may conduct business, including the clinical development and potential commercialization of our product candidates;
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
•
Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will require substantial additional funding to complete the development and any commercialization of itolizumab (EQ001) and EQ302, if we resume development activities, and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
•
Our corporate cash saving initiatives and the associated headcount reductions we recently implemented, and potential additional headcount reductions in the future, could disrupt our business, and may not achieve our intended objectives;
•
Should we need to pursue strategic alternatives or a dissolution of the company, the value to stockholders in such an event may depend on the extent to which we will be able to successfully satisfy our existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments;
•
We are highly dependent on the successful development of our current product candidates, including itolizumab (EQ001) and to a lesser extent EQ302 if we resume development activities, and we may not be able to obtain regulatory or marketing approval for, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
•
We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to secure a partnership or financing to advance the further clinical development of itolizumab (EQ001), obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business;
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

•
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our products, if approved, we may not be able to generate product revenue;
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
•
If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, with an initial deadline of June 11, 2025, followed by a potential 180-day extension, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares; and
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our strategy is focused on advancing the preclinical and clinical development of our product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand our pipeline. We intend to commercialize our product candidates either independently or through partnerships or otherwise monetize our pipeline through strategic transactions.

Itolizumab (EQ001), our most advanced clinical-stage product candidate, is a first-in-class anti-CD6 immune-modifying monoclonal antibody, or mAb, that selectively targets the CD6-ALCAM signaling pathway to downregulate pathogenic T effector cells while preserving T regulatory cells critical for maintaining a balanced immune response. This pathway plays a central role in modulating the activity and trafficking of T cells that drive a number of immuno-inflammatory diseases. In March 2025, we announced topline results from our Phase 3 EQUATOR study of itolizumab (EQ001) in patients with acute graft-versus-host disease, or aGVHD, where itolizumab (EQ001) did not meet the Day 29 outcomes of complete response, or CR, a primary outcome, and overall response rate, or ORR, a key secondary outcome, but there was a clinically meaningful improvement in durable CR from Day 29 to 99, a key secondary outcome, and statistically significant evidence of clinical benefit was observed on pre-specified secondary endpoints of duration of CR and failure free survival. Patients treated with itolizumab (EQ001) exhibited a median duration of CR of 336 days and a median failure free survival of 154 days, compared to 72 days and 70 days, respectively, for placebo. A comprehensive summary of the efficacy results from the Phase 3 EQUATOR study is presented in Table 1, included later in this document.

EQ302 is a preclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 formulated for oral delivery. Inhibiting IL-15 and IL-21 is believed to be an effective treatment approach for certain gastrointestinal indications, including celiac disease. We have paused development of EQ302 pending additional funding or partnering.

EQ101 is a clinical-stage, first-in-class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, which are key disease-driving, clinically validated cytokine targets, aimed at addressing unmet needs across a range of immuno-inflammatory indications. The clinical activity of EQ101 has been demonstrated in multiple clinical studies. We have paused development of EQ101 pending additional funding or partnering.

Our novel and differentiated pipeline of therapeutic candidates has the potential to address unmet medical needs in numerous areas, including gastroenterology, dermatology, hematology, transplant science, rheumatology, pulmonology and oncology.

Strategy

Our goal is to become a leading, fully-integrated biotechnology company focused on therapies for severe immuno-inflammatory disorders. To achieve our goal, we intend to:

•
Pending positive regulatory feedback related to our submission of Phase 3 study data and our request for Breakthrough Therapy Designation, or BTD, and pending additional funding, submit a Biologics License

Application, or BLA, for itolizumab (EQ001) for aGVHD. Itolizumab (EQ001) has demonstrated clinical activity across multiple indications in several of our clinical studies. Although itolizumab (EQ001) did not achieve an improvement in complete response at Day 29 in a Phase 3 study in aGVHD, it did demonstrate clinically meaningful and statistically significant improvements in complete response at Day 99 as well as duration of complete response and failure free survival compared to placebo. The observed improvements in those longer-term outcomes are clinically important and encouraging in aGVHD where high rates of mortality and disease recurrence persist with current treatments. Therefore, we believe that itolizumab (EQ001) can play a critical role in therapeutic regimens in the treatment of aGVHD. In March 2025, we submitted data from the Phase 3 study and a request for BTD to the U.S. Food and Drug Administration, or FDA, and requested a meeting with the FDA to discuss the sufficiency of the data for supporting a BLA. We expect feedback from the FDA during May 2025, and pending positive feedback and securing additional funding, we intend to prepare a BLA and would expect to submit in the first half of 2026 for potential approval.
•
Resume the preclinical development of EQ302 with additional funding. Published research has demonstrated the synergistic effect of inhibiting both IL-15 and IL-21 as a therapeutic approach for celiac disease and potentially other autoimmune disorders. Preclinical and translational data has shown that EQ302 is a potent inhibitor of those two cytokines and is stable and permeable in the gut. We have paused development activities related to EQ302 pending securing additional financing. With additional funding, we would consider resuming preclinical development to optimize the product candidate and enable the initiation of a first-in-human clinical study. We would also consider partnering opportunities to advance the development of EQ302. Based on the unique mechanism of action of EQ302 and its product profile, including the advantage of oral delivery, we believe that EQ302 has the potential to be an attractive therapeutic option for gastrointestinal diseases, such as inflammatory bowel disease and celiac disease.
•
Seek a partner to fund further clinical development of EQ101. We completed a Phase 2 proof-of-concept clinical study of EQ101 in subjects with alopecia areata, or AA, and in June 2024, we announced positive topline data from that study. Based on those positive results and feedback from key opinion leaders in the treatment of AA, we believe further development of EQ101 in AA is warranted. EQ101 has also demonstrated proof-of-concept clinical activity in patients with cutaneous T cell lymphoma, or CTCL. Those data provide support for opportunistic expansion into other dermatological conditions where IL-2, IL-9 and IL-15 inhibition is important such as vitiligo and atopic dermatitis. However, due to limited financial resources, we have deprioritized further development activities of EQ101 and are exploring partnership opportunities to advance the clinical development of that asset.
•
Opportunistically expand our pipeline. We will continue to conduct preclinical and translational studies and assimilate learnings from clinical studies to help inform the selection of additional indications for future development of our product candidates. We will also leverage the collective talent within our organization to opportunistically discover, acquire or in-license other high-value therapeutic programs that may complement our core strategy or have the potential for synergistic therapeutic benefit in combination with our pipeline assets.
•
Build a commercial infrastructure. If any of our product candidates are approved, we may commercialize them ourselves in indications that can be effectively targeted using a specialty sales force. For other indications that require a larger sales force, we may commercialize approved products through collaborations with other parties.

Acquisitions

Acquisitions of innovative technologies and products have played an important role in the growth of our company. For example, we acquired the exclusive worldwide rights to EQ101 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates such as EQ302 through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. Pursuant to the merger agreement with Bioniz, we are obligated to potentially pay up to $57.5 million in regulatory approval milestones, of which $37.5 million relates to EQ101, $15 million relates to EQ102, and $5 million relates to EQ302, and up to $250 million in commercial milestones all related to EQ101.We also acquired Ariagen, Inc., or Ariagen, in October 2024 to obtain a preclinical stage therapeutic drug product. Ariagen was more than 92% owned by affiliates of Decheng Capital Management III (Cayman) LLC, who is the largest stockholder of Equillium. Pursuant to the stock purchase agreement with Ariagen, its stockholders and securityholder representative, we are obligated to potentially pay up to a maximum of $55.0 million in aggregate across the first three regulatory approvals. We have no affirmative diligence obligations with respect to the further development of the Ariagen assets.

Partnerships

Collaboration and License Agreement with Biocon

We may enter into strategic partnerships to grow and fund our business. For example, in May 2017 we acquired the rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon). Pursuant to that agreement and subsequent amendments, or Biocon License, Biocon granted us an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab (EQ001) and any pharmaceutical composition or preparation containing or comprising itolizumab (EQ001) that uses Biocon technology or Biocon know-how, or collectively, a Biocon Product, in the United States, Canada, Australia and New Zealand, or the Equillium Territory. Our collaboration with Biocon includes an exclusive supply agreement for clinical and commercial drug product of itolizumab (EQ001), or the Clinical Supply Agreement. Biocon currently manufactures itolizumab (EQ001) at commercial scale in a facility in India regulated by the FDA. In addition, we collaborated on and co-funded a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis conducted by Biocon in India.

In consideration for the rights granted to us by Biocon, we issued to Biocon 2,316,134 shares of common stock. In addition, we are obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. We are also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by us, our affiliates and our sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double digits and on tiers of aggregate annual net sales of Biocon Products by us and our affiliates (but not our sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay us royalties at comparable percentages for sales of itolizumab outside of the Equillium Territory if the approvals in such geographies included or referenced our data, including data from certain of our clinical studies, subject to adjustments in certain circumstances. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details of the Biocon License and Clinical Supply Agreement.

Option Agreement with Ono

In December 2022, we entered into an asset purchase agreement, or Asset Purchase Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, pursuant to which we granted Ono an exclusive option to acquire our rights to itolizumab (EQ001), or the Option. In exchange for the Option, Ono paid us a one-time, upfront payment of $26.4 million and funded all of our itolizumab (EQ001) research and development expenses from July 1, 2022 through October 30, 2024, the end of the option period totaling $67.1 million. Ono’s option period expired and the Asset Purchase Agreement automatically terminated on October 30, 2024 pursuant to its terms. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details of the Ono Asset Purchase Agreement.

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

CD6 is a co-stimulatory receptor that plays an integral role in modulating T cell activation, proliferation, differentiation and trafficking. CD6 serves as a key checkpoint in regulating Teff cells that are central to autoimmune responses. Non-clinical and clinical studies have shown that blockade of CD6 co-stimulation leads to selective inhibition of pathogenic Teff cell activity and trafficking, while preserving the important regulatory function of Treg cells. Such studies and new insights into the underlying biology highlight CD6 as a resurgent target for the treatment of multiple immuno-inflammatory diseases.

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

Modulation of Teff Cell Activity with Itolizumab (EQ001)

Itolizumab (EQ001) is a humanized antibody that selectively binds to human CD6 and inhibits the interaction of CD6 with its ligand ALCAM, preventing co-stimulation, and thereby reducing Teff cell activity and trafficking. Non-clinical studies of itolizumab (EQ001) have shown that blockade of CD6 leads to a reduction in Teff cell proliferation and downregulation of several important pathways that contribute to Teff cell development such as Th1, Th2 and Th17 cells. Critically, CD6 blockade leads to the downregulation of important cellular pathways that control inflammation, including STAT3 and RORγt. The downregulation of these pathways is accompanied by decreased secretion of the pro-inflammatory Teff cytokines IFN-γ, TNF-α, IL-6 and IL-17.

Additionally, by inhibiting the binding of ALCAM to CD6, itolizumab modulates lymphocyte trafficking and results in reduced Teff cell infiltration into inflamed tissues. Based on its broad multi-modal mechanism, we believe itolizumab (EQ001) has the potential to treat multiple immuno-inflammatory diseases, including those that are resistant or refractory to existing therapies.

Itolizumab (EQ001) Product Development by Biocon

Itolizumab has shown clinical activity and a well-tolerated profile in completed clinical studies conducted by Biocon in patients with rheumatoid arthritis, psoriasis, and acute respiratory distress syndrome, or ARDS, related to COVID-19. Itolizumab has been approved for the treatment of moderate to severe plaque psoriasis in India where it was originally launched by Biocon under the brand name ALZUMAb. ALZUMAb was produced in an NS0 cell line and formerly available only in an IV formulation. Itolizumab (EQ001) contains the identical monoclonal antibody sequence produced in a Chinese hamster ovary, or CHO, cell line and may be administered intravenously, or IV, or subcutaneously, or SC. CHO cell lines are the industry-standard antibody therapeutic production system. In September 2020, the Drugs Controller General of India granted approval to Biocon of itolizumab produced in a CHO cell line, marketed by Biocon in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of plaque psoriasis, as well as emergency use authorization of ALZUMAb-L for the treatment of cytokine release syndrome in COVID-19 patients with moderate to severe ARDS. ALZUMAb is no longer being manufactured by Biocon and is no longer commercially available. Biocon has transitioned their marketing and commercialization efforts from ALZUMAb to ALZUMAb-L. Itolizumab (EQ001) and ALZUMAb-L are different drug product names for the same formulation. Itolizumab (EQ001) is manufactured by Biocon at commercial scale in an FDA regulated manufacturing facility in India.

Biocon also conducted a Phase 2 clinical study of itolizumab in India in subjects with UC, which Equillium co-funded. The randomized, double-blinded, placebo- and active-controlled Phase 2 clinical study evaluated the safety and efficacy of itolizumab in biologic-naïve patients with moderate to severe active UC. A total of 90 patients were randomized 1:1:1 to receive itolizumab (fixed dose of 140 mg), placebo, or adalimumab (a global standard of care biologic treatment used as an active control) every two weeks for an initial 12-week treatment period. The primary endpoint of the study was clinical remission as defined by Total Mayo Score, and secondary endpoints included the proportion of participants who achieved clinical response and endoscopic remission (evaluated by central endoscopy). The design and conduct of the study were a collaborative effort, with input from the gastroenterology community and leading global clinical and scientific experts in the field of IBD. The primary endpoint of the study was clinical remission, defined as Total Mayo Score of ≤ 2 with no individual sub-score greater than 1 at Week 12. Secondary endpoints included the proportion of participants who achieved clinical response (per Total Mayo Score) and endoscopic remission (evaluated by central endoscopy) at Week 12 and Week 24.

In February 2025, we announced positive topline data from the study where itolizumab demonstrated a clinical remission rate of 23.3% compared to 20.0% for adalimumab and 10.0% for placebo after 12 weeks of treatment. Further, itolizumab achieved a key secondary endpoint of endoscopic remission of 16.7% compared to 16.7% for adalimumab and 6.7% for placebo. Itolizumab was generally well-tolerated consistent with prior clinical experience and no safety signal was observed.

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

According to the Center for International Blood & Marrow Transplant Research and other published reports, there were approximately 8,300 allo-HSCT’s performed in the United States in 2021, and the number of procedures grew at an average annual growth rate of approximately 1% over the 5-year period from 2016 through 2021. In 2019, prior to the COVID-19 pandemic, there were approximately 8,600 allo-HCSTs performed. Approximately 30-70% of allo-HSCT recipients develop aGVHD. Mortality in patients with aGVHD remains high, with overall survival at 1-year as low as 40%. We estimate that approximately 5,000 patients develop aGVHD annually in the United States.

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

Itolizumab (EQ001) Development Plan in aGVHD

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

EQUATOR is a randomized, double-blind clinical study assessing the efficacy and safety of itolizumab (EQ001) versus placebo as a first-line therapy for aGVHD in combination with corticosteroids. The primary objective of the study is to achieve early disease response, with key secondary objectives to evaluate durability of response, corticosteroid use, survival outcomes, and cGVHD incidence. The primary endpoint assessment is CR rate at Day 29, with key secondary endpoints of overall response rate, or ORR, at Day 29 and durability of CR rate from Day 29 through Day 99.

The EQUATOR study is comparing the efficacy and safety of IV administered itolizumab (EQ001) versus placebo (randomized 1:1) as a first-line therapy in adult and adolescent patients with Grade III-IV aGVHD or Grade II aGVHD with lower GI involvement, in combination with high doses of corticosteroids, the current standard of care. The study protocol specified a total enrollment of 200 patients; however, due to financial constraints, recruitment was stopped with 158 patients enrolled, and study data was unblinded after all enrolled subjects had completed Day 29 assessments or discontinued the study. With 158 patients enrolled, the EQUATOR study represents the second largest clinical study ever conducted in the first-line treatment of aGVHD.

Per the study protocol, patients received itolizumab (EQ001) within 3 days of the first administration of high-dose corticosteroids with a treatment period from Days 1-99 and a follow-up period from Days 100-365. Eligible subjects who receive 2 mg/kg methylprednisolone or equivalent on Day 1 were randomized in a 1:1 ratio to the following two treatment groups: Group A: itolizumab (EQ001), 1.6 mg/kg initial dose followed by 6 doses of 0.8 mg/kg once every two weeks (Q2W), plus systemic corticosteroids (79 subjects), or Group B: placebo, 7 doses Q2W, plus systemic corticosteroids (79 subjects). An independent data monitoring committee is regularly reviewing safety data, and an interim analysis was conducted in July 2024 after approximately 100 subjects had completed Day 29 assessments to evaluate the safety and efficacy of treatment. An overview of the design of the EQUATOR study is depicted in Figure 1.

Figure 1: Overview of the EQUATOR clinical study design

In March 2025, we announced topline unblinded data from the EQUATOR study, the efficacy results of which are summarized in Table 1 below. While the EQUATOR study did not meet the Day 29 outcomes of CR, a primary outcome, and ORR, a key secondary outcome, there was a clinically meaningful improvement in durable CR from Day 29 to 99, a key secondary outcome, and statistically significant evidence of clinical benefit was observed on pre-specified secondary endpoints of duration of CR and failure free survival. Patients treated with itolizumab (EQ001) exhibited a median duration of CR of 336 days and a median failure free survival of 154 days, compared to 72 days and 70 days, respectively, for placebo. Additionally, overall survival showed positive trends in favor of itolizumab (EQ001). Specifically, the estimated 1-year survival for patients treated with itolizumab (EQ001) was 66.7% compared to 49.6% for placebo. Post-hoc analyses of CR at Day 99 and durable CR evaluating Day 29 complete responders also showed statistically significant benefit favoring itolizumab (EQ001). Steroid tapering and rates of primary disease relapse and chronic GVHD were similar for both treatment arms. These long-term durability responses are further supported by data from the open-label Phase 1b EQUATE study in which at the 0.8 and 1.6 mg/kg dose levels, CR, once achieved, persisted through the last visit assessment in most subjects. Most subjects had responses that were durable for over 100 days.

Summary of Efficacy Results from the EQUATOR Study

Endpoint, n (%)	Itolizumab ITT (N=79) mITT (N=78)	Placebo ITT (N=79) mITT (N=77)	p-value
CR at Day 29 (ITT), n (%) (Primary Endpoint)	34 (43.0)	38 (48.1)	NSS
ORR at Day 29 (ITT), n (%) (Key Secondary Endpoint)	49 (62.0) *VGPR = 8 (10.1)* *PR = 7 (8.9)*	43 (54.4) *VGPR = 1 (1.3)* *PR = 4 (5.1)*	NSS
Durable CR at Day 99 (ITT)#, n (%) (Key Secondary Endpoint)	23 (29.1)	13 (16.5)	NSS
Durable CR at Day 99 (of Day 29 CRs) (ITT)#*, n (%)	23 (67.6)	13 (34.2)	0.005
CR at Day 99 (mITT)*, n (%)	35 (44.9)	22 (28.6)	0.035
Duration of CR (mITT), median days	336 days	72 days	0.017
Failure Free Survival (mITT) Kaplan-Meier estimate of rate at Day 365, % Median days	 39.5% 154 days	 22.9% 70 days	 0.043
Overall Survival (mITT) Kaplan-Meier estimate of rate at Day 365, % Deaths, n	 66.7% 19	 49.6% 25	 NSS

Data based on 11 December 2024 database lock, unless otherwise noted, and subject to change.
*#Estimate as of 12 February 2025 with one subject pending final analysis; *Post-hoc analysis.*
Analyses were pre-specified in the Statistical Analysis Plan, unless indicated as a post-hoc analysis.
Abbreviations: ITT, intent-to-treat; mITT, modified intent-to-treat (subjects who received at least one dose; removes three patients that did not receive any study treatment); CR, complete response; NSS, not statistically significant; VGPR, very good partial response; PR, partial response

Table 1: Summary of EQUATOR efficacy results

In the EQUATOR study, itolizumab (EQ001) was observed to be generally well-tolerated with an adverse event profile consistent with prior clinical experience and consistent with this severe aGVHD patient population. In particular, increased risk of infection or sepsis, primary drivers of the high mortality associated with aGVHD, was not observed in patients treated with itolizumab (EQ001) compared to placebo. A summary of the treatment-emergent adverse events, or TEAEs, observed in the EQUATOR study is included in Table 2 below.

Overall Summary of Treatment-Emergent Adverse Events (Safety Population / mITT)

Event, n (%)	Itolizumab N=78	Placebo N=77	Total N=155
Subjects with any TEAE	77 (98.7)	74 (96.1)	151 (97.4)
Subjects with TEAE leading to study drug discontinuation	10 (12.8)	3 (3.9)	13 (8.4)
Subjects with TESAEs	45 (57.7)	47 (61.0)	92 (59.4)
Infections and infestations TESAEs	22 (28.2)	29 (37.7)	51 (32.9)
Treatment-related TESAEs	5 (6.4)	3 (3.9)	8 (5.2)
Subjects with TEAE leading to death	18 (23.1)	25 (32.5)	43 (27.7)
Treatment-related TEAE leading to death	0 (0)	0 (0)	0 (0)
Most Common TESAEs			
Sepsis	4 (5.1)	14 (18.2)	18 (11.6)
Respiratory failure	3 (3.8)	4 (5.2)	7 (4.5)
Pneumonia	3 (3.8)	3 (3.9)	6 (3.9)
Septic shock	2 (2.6)	4 (5.2)	6 (3.9)

Data based on 11 December 2024 database lock, unless otherwise noted, and subject to change.

Abbreviations: mITT, modified intent-to-treat (subjects who received at least one dose; removes three patients from ITT that did not receive any study treatment); TEAE, treatment-emergent adverse event; TESAE treatment-emergent serious adverse event

Table 2: Summary of EQUATOR Treatment-Emergent Adverse Events

In totality, we believe these outcomes, particularly longer-term maintenance of achieved response, may offer a profound and clinically meaningful benefit for patients having aGVHD, where high rates of mortality and disease recurrence persist with current treatments. As a result, in March 2025, we submitted data from the EQUATOR study and a request for BTD to the FDA and requested a meeting to discuss the sufficiency of the data for supporting a BLA. We expect feedback from the FDA during May 2025, and pending positive feedback and securing additional funding, we plan to prepare a BLA and would expect to submit in the first half of 2026 for potential approval.

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

Many monoclonal antibody, or mAb, therapies are targeted to a single cytokine or cytokine receptor and may not completely address the disease pathology if more than one cytokine is implicated in the disease process. Another therapeutic approach, inhibition of the Janus kinase/signal transducer and activator of transcription, or JAK/STAT, signaling pathway, lacks specificity as it inhibits a signaling pathway that is utilized by many cytokines regardless of their involvement in the disease. As a result, this class of compounds is often associated with serious side effects. Further, JAK inhibitors only inhibit the JAK/STAT signaling pathway, whereas our peptides are designed to inhibit additional pathways including PI3K and ERK. Therefore, our peptides may provide more selective yet complete inhibition of key downstream signaling pathways, which we believe has the potential to translate into a more compelling therapeutic profile. Our proprietary peptides selectively block multiple disease driving cytokines while maintaining the healthy immune balance through the normal function of other family members. See Figure 2.

Figure 2: Rationally designed, selective inhibition of multiple cytokines is believed to represent an optimized therapeutic modality compared to mAb and JAK inhibitors.

Equillium's Multi-Cytokine Inhibitors Selectively Block Activity of Certain Cytokines by Binding Pockets in the yC Common Receptor

EQ302 is a first-in-class, orally delivered, selective inhibitor of IL-15 and IL-21. Translational and preclinical data support its potential use as a treatment for various gastrointestinal diseases including celiac disease, an immune disorder related to gluten exposure. The high degree of selectivity for IL-15 and IL-21 inhibition aligns well with the demonstrated key involvement of these two cytokines that work synergistically in driving the pathology in celiac disease and other inflammatory gut and hepatic disorders.

EQ101 is a first-in-class, tri-specific inhibitor of IL-2, IL-9 and IL-15, three inflammatory cytokines implicated in multiple diseases. It selectively blocks those three key pathogenic cytokines while preserving non-pathogenic signaling related to the other gC cytokine family members, IL-4, IL-7 and IL-21. EQ101 has demonstrated clinical proof-of-concept as a novel tri-specific cytokine inhibitor through a completed Phase 1/2 clinical study in cutaneous T cell lymphoma, or CTCL, a dermato-oncology indication. The study achieved its primary objective of safety and tolerability and showed clinically meaningful improvements in the modified severity-weighted assessment tool, or SWAT, scores. In that study, the compound was shown to be well tolerated with a favorable safety profile with no drug-related serious adverse events, or SAEs, no dose-limiting toxicities, and no clinically significant laboratory abnormalities. EQ101 has also generated positive clinical data in a Phase 2 clinical study in moderate to severe alopecia areata patients. Results of that study demonstrated a favorable safety and tolerability profile with no SAEs and improvements in Severity of Alopecia Tool, or SALT, scores above the published historically low placebo response rates.

EQ302 & EQ101 Product Development

EQ302

EQ302 is a stapled peptide that uses validated hydrocarbon staple technology to stabilize the peptide while retaining its specificity and enabling an attractive drug product profile. It can be orally delivered and is both stable and permeable in the gut.

EQ101

EQ101 is a synthetic peptide covalently conjugated to a polyethylene glycol, or PEG, molecule in a site-specific manner. The drug substance is currently manufactured under good manufacturing practices, or GMP, by a contract manufacturing organization, or CMO, located in the United States. EQ101 drug product is currently formulated as a lyophilized powder for

IV injection following reconstitution with Sterile Water for Injection, or SWFI. Prior to pausing development of EQ101, we were developing a subcutaneous, or SC, formulation of EQ101 for use in subsequent clinical studies.

We evaluated EQ101 in a Phase 2 clinical study in patients with moderate to very severe alopecia areata. That study was comprised of 36 adult subjects with at least 35% scalp hair loss due to AA. Subjects were dosed IV once weekly for 24 weeks with EQ101 at a dose level of 2 mg/kg, and subsequently followed for an additional four weeks. The primary objective of the study was to evaluate the safety profile and tolerability of EQ101 over a 24-week treatment period. Secondary objectives included an evaluation of drug efficacy, pharmacokinetic/pharmacodynamic, or PK/PD, properties, and changes in patient biomarkers. We announced positive topline data from the Phase 2 clinical study in June 2024, where we reported that 20% of all subjects that completed the 24-week treatment period achieved a SALT score less than or equal to 20 by week 24 and 29% of completed subjects with moderate to severe disease (baseline SALT score of 35 to less than 95) achieved a SALT score less than or equal to 20. Data also indicated reductions of cell surface CD132 on both CD8 and NK cells in peripheral blood consistent with EQ101 target engagement and pharmacodynamic response. Twenty-five subjects completed the study; eleven subjects discontinued the study early, of which only five were attributed to adverse events. EQ101 was generally well-tolerated with no SAEs, and no notable changes in safety laboratory parameters, electrocardiogram, vital signs, or physical exam findings were reported. The majority of adverse events were Grade 1 or 2, with the most common being upper respiratory tract infection, headache and fatigue. The two Grade 3 events in two subjects considered related to study treatment were transient lymphocytopenia and fatigue.

EQ101 has also been evaluated by Bioniz in three completed human clinical studies. One was a single ascending dose, or SAD, clinical study in healthy volunteers and another was a multiple ascending dose, or MAD, clinical study in healthy volunteers. In the SAD study, subjects received EQ101 administered IV, at a single dose of 0.2, 0.4, 0.8, 1.6, 3.2, or 6.4 mg/kg. In the MAD study, subjects received four weekly IV doses of EQ101 at 0.5, 1, or 1.5 mg/kg or three doses every other week at 2 or 3 mg/kg. A total of 43 healthy subjects received at least 1 dose of EQ101 in each of the two studies. EQ101 was considered well-tolerated with no deaths, serious or severe treatment-emergent adverse events, infusion reactions or dose-limiting toxicities, or DLTs.

The third completed human study of EQ101 conducted by Bioniz was an open-label Phase 1/2 dose-ranging clinical study of patients with large granular lymphocyte leukemia, or LGLL, or refractory cutaneous T cell lymphoma, or rCTCL, to characterize the safety, tolerability, clinical efficacy, and PK/PD of EQ101. The study enrolled 50 subjects, 30 with rCTCL and 20 with LGLL. Four escalating dose levels of 0.5 mg/kg, 1.0 mg/kg, 2.0 mg/kg and 4.0 mg/kg were administered weekly by IV infusion for up to 74 weeks. The study found that EQ101 was well-tolerated, with no DLTs, no infusion reactions, and no deaths, and only one subject discontinued participation due to an adverse event. Subjects treated with EQ101 exhibited a reduction in IL-2 and IL-15 dependent cells and inflammation, with improvements in skin lesions and a favorable overall response rate observed. Both the FDA and the European Medicines Agency, or EMA, granted EQ101 Orphan Drug designations for the treatment of CTCL in July 2019 and April 2021, respectively.

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

EQ302 Development Plan in Celiac Disease

We have conducted preclinical development of EQ302, including in vivo pharmacology studies and formulation development, to further characterize and optimize the product candidate. Pending additional funding, we expect to resume the preclinical development of EQ302 including GMP-manufacturing and toxicology studies capable of supporting a potential IND filing and advancement toward a first-in-human clinical study.

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

Our patent portfolio related to itolizumab included issued patents and pending patent applications exclusively licensed from Biocon in the United States, Australia, Canada, and New Zealand, and pending international and national stage patent applications filed under the Patent Cooperation Treaty, or PCT, that we own. The terms of the Biocon License are discussed above in “Business—Partnerships—Collaboration and License Agreement with Biocon”. Should itolizumab (EQ001) be approved in the United States, we expect to obtain regulatory exclusivity that the FDA currently affords novel biologic therapies of 12 years following first approval, which is expected to extend beyond the life of itolizumab patents currently issued and in prosecution. Because of that assumption and as a means of conserving our cash, we recently decided to pause efforts related to the prosecution and maintenance of the itolizumab patents, and we intend to let lapse all itolizumab-related patent families in the Equillium Territory.

As of March 15, 2025, through our acquisition of Bioniz, we wholly own a patent portfolio directed to composite peptide antagonists. This wing of our portfolio includes six additional patent application families, including those related to the IL-2, IL-9, IL-15 peptide antagonist EQ101, the IL-15 and IL-21 peptide antagonist EQ302, other peptide sequences, and other related technologies for peptide modulation of multi-cytokine signaling largely in the γc-cytokine family space.

Of these six composite peptide patent application families, the first family includes claims currently directed to composite peptides covering EQ101, methods of designing such peptides, and methods of using such peptides to treat various T cell mediated diseases and disorders (including but not limited to RA, immune-mediated hair loss, and myositis). This family currently includes nine issued U.S patents, three issued Australian patents, one issued Canadian patent, one issued Brazilian patent, one issued Chinese patent, one issued Hong Kong patent, 53 patents in European states, and two issued Japanese patents. Also pending are applications in the United States, China, and Japan. If granted, any patents in this patent family are expected to expire in 2032, absent any patent term adjustments or extensions.

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

The third patent application family includes claims currently directed to composite peptides covering IL-15 and IL-21 peptide antagonists and methods of use to treat various T cell mediated diseases and disorders (including but not limited to celiac disease and inflammatory bowel disease). This family includes three issued U.S. patents, three issued Australian patents, 24 patents in European states, one issued Hong Kong patent, two issued Japanese patents, one issued Indian patent, and two issued Korean patents. Also pending are applications in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Korea. If granted, any patents in this patent family are expected to expire in 2036, absent any patent term adjustments or extensions.

The fourth patent application family includes claims currently directed to composite peptides covering EQ302 and methods of use to treat various T cell mediated diseases and disorders (including but not limited to celiac disease and inflammatory bowel disease). This family includes two issued Australian patents, with pending applications in the United States, Australia, Canada, China, Europe, Hong Kong, India, Japan, and Korea. If granted, any patents in this patent family are expected to expire in 2038, absent any patent term adjustments or extensions.

The fifth and sixth patent application families include claims currently directed to EQ101 for use in methods of treating various therapeutic targets including, but not limited to, alopecia areata, cytokine release syndrome, and related disorders to each. Collectively, these families include one issued U.S. patent and pending applications in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, and Korea. If granted, any patents in this patent family are expected to expire in either 2040 or 2041, absent any patent term adjustments or extensions.

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

Except with respect to our itolizumab patents as described above, we intend to prosecute the pending applications that we own and in-license and to pursue patent issuance and protection in key commercial markets where we expect significant product sales may occur. We will evaluate on an ongoing basis the patents and applications that came to Equillium with the acquisition of Bioniz and seek to realize cost savings as appropriate.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products and services. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors-Risks Related to Intellectual Property.”

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

Moreover, there are several companies marketing or developing treatments that may be approved for the same indications and/or diseases as our product candidates.

aGVHD

Corticosteroids, or steroids, remain the standard of care for the first-line treatment of aGVHD. There are currently no FDA-approved therapies indicated as a first-line treatment of aGVHD. Second-line therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established, Incyte Corporation’s Jakafi which was approved for the treatment of steroid refractory aGVHD in 2019, and Mesoblast’s Ryoncil which was approved for pediatric patients with steroid refractory aGVHD in December 2024.

In addition, we are aware of a number of companies with clinical development programs in first-line and steroid refractory aGVHD, including AltruBio, Inc., ASC Therapeutics, CSL Behring LLC, Cynata Therapeutics Limited, ElsaLys Biotech (acquired by Mediolanum Pharmaceutici), Evive Biotech (subsidiary of Yifan Pharmaceutical Co., Ltd.), Maat Pharma SA, Medac GmbH, Shenzhen Xbiome Biotech, Co., Ltd., TR1X Bio, ViGenCell Inc., and Zelgen Biopharmaceuticals Co., Ltd.

Celiac Disease

The only available treatment for celiac disease is lifelong adherence to a strict gluten-free diet. Most patients have difficulty maintaining such a diet and many patients do not fully respond, with symptoms persisting despite avoidance of gluten. There are currently no FDA-approved therapies for treatment of celiac disease. We are aware of a number of companies with clinical development programs targeting the condition including Amgen Inc. (former asset of Provention Bio), Anokion SA, Barinthus Biotherapeutics Ltd., Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., Immunic, Inc., ImmunogenX, Inc. (acquired by Entero Therapeutics, Inc.), Mozart Therapeuitcs, Pfizer Inc., Protagonist Therapeutics, Inc., Sanofi SA, Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We expect to manage sales, marketing, patient access and distribution either through internal resources or through third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. Should we receive positive feedback from the FDA, secure additional capital and decide to proceed with preparing a BLA, we would expect to ramp up our investments related to commercial planning for a potential launch of itolizumab (EQ001), if approved.

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We rely on Biocon, our contract manufacturer, pursuant to the Biocon License and Biocon Supply Agreement, for all our required raw materials, drug substance and drug product needs for non-clinical research, clinical studies and commercial supply of itolizumab (EQ001). Biocon manufactures itolizumab (EQ001) at commercial scale at its FDA-regulated facility in Bangalore, India. If we resume development activities for EQ302, we will rely on CMOs to manufacture EQ302.

With respect to any future product candidates, we expect to rely on contract manufacturers for all our required raw materials, drug substance and drug product needs for non-clinical research, clinical studies and commercial supply.

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various non-clinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

In the United States, the FDA regulates biologics under both the Federal Food, Drug and Cosmetic Act, or FDCA, and the Public Health Services Act, or PHSA, and their implementing regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

▪
completion of non-clinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;
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
▪
preparation of and submission to the FDA of a biologics license application, or BLA, for product candidates that are manufactured in biological systems like itolizumab (EQ001), or a New Drug Application, or NDA, for product candidates like EQ302 that are manufactured through chemical synthesis, after completion of all pivotal clinical studies that includes substantial evidence of safety, purity and potency from results of non-clinical testing and clinical studies;
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

Submission, Review and Approval of a BLA or NDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, non-clinical studies and clinical studies are submitted to the FDA as part of a BLA or NDA requesting approval to market the product for one or more indications. The BLA or NDA must include all relevant data available from pertinent non-clinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA or NDA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own non-clinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

The Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. There have been amendments and legal and political challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least eleven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which take effect in January 2026. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, particularly in light of the recent U.S. Presidential and Congressional elections. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.

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

Employees

As of December 31, 2024, we employed 35 employees, all of whom were full-time and engaged in research and development activities, operations, finance, business development or administration. We also engage temporary employees and consultants as needed.

Corporate Information

We were originally incorporated as Attenuate Biopharmaceuticals, Inc. in Delaware in March 2017 and subsequently changed our name to Equillium, Inc. in May 2017. Our principal executive offices are located at 2223 Avenida de la Playa, Suite 105, La Jolla, CA 92037. We have three wholly-owned subsidiaries, Bioniz Therapeutics, Inc., a Delaware corporation, Ariagen, Inc., a Delaware corporation, and Equillium Australia Pty LTD, an Australian proprietary limited corporation. Our telephone number is (858) 240-1200. Our website address is www.equilliumbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

We are also a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical development of EQ302, filing three INDs, conducting clinical development of itolizumab (EQ001), EQ101, and EQ102, conducting CMC and formulation development activities, conducting business development activities including the acquisitions of Bioniz, Inc. and Ariagen, Inc., effecting a stock repurchase program, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the years ended December 31, 2024 and 2023, our net losses were $8.1 million and $13.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $193.8 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, conduct preclinical studies on our product candidates, potentially perform discovery research, conduct formulation development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, strategic transactions have and may in the future accelerate the rate at which our operating losses increase, including as a result of preclinical, clinical and regulatory expenses incurred to advance our potential product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop or acquire and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing non-clinical studies and clinical studies of our product candidates, obtaining marketing approvals of our product candidates, manufacturing, marketing and selling our product candidates if we obtain marketing approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval of and commercializing our product candidates, we may never generate revenues that are significant enough to achieve profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will require substantial additional funding to complete the development and any commercialization of itolizumab (EQ001) and EQ302 if we resume development activities, and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

Although we have recently implemented operating changes and plan to take further actions as necessary to decrease our expenditures and conserve our cash, we expect our expenses to potentially increase substantially over the next few years if our product candidates successfully advance through additional stages of development and larger, more expensive clinical studies or if we receive positive feedback from the FDA that leads us to submitting a BLA and potentially preparing to commercialize itolizumab (EQ001), if approved. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and non-clinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval of any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

This Annual Report on Form 10-K includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we had $22.6 million in cash, cash equivalents and short-term investments. Based on our current operating plans, we believe that our cash, cash equivalents and short-term investments as of December 31, 2024, will be sufficient to fund operations into the third quarter of 2025, based on certain assumptions and estimates that may prove to be inaccurate. As a result, there is substantial doubt about our ability to continue as a going concern. Specifically, management’s projected cash runway is based on estimates of reduced expenses related to cash savings initiatives and operational changes including accelerating the completion of the Phase 3 EQUATOR study based on reduced enrollment, not undertaking further development activities related to EQ302 and EQ101, eliminating certain positions, pausing of prosecution and renewals of patents related to itolizumab, and reducing certain discretionary expenditures.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. If we are unable to obtain additional funding on acceptable terms when and as needed, which ability would be adversely impacted if our expected FDA feedback is negative, we may be forced to delay or reduce the scope of our development activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy.

Ono did not exercise its option to acquire our rights to itolizumab (EQ001) and as a result, on October 30, 2024, Ono’s option and the Asset Purchase Agreement automatically terminated. With the expiration of Ono’s option period, we no longer receive reimbursement from Ono for our itolizumab (EQ001) development expenses incurred after October 30, 2024, which has adversely impacted our net cash used in operations. As a result of Ono’s decision to let its option lapse, we will need to significantly reduce our operating burn to be able to fund our operations into the third quarter of 2025, as described above. In addition to significantly decreasing our spending, we have and will continue to pursue sources of additional capital, including potentially the 2023 ATM Facility as well as other financing sources that may be available to us. If we are unable to meaningfully access our 2023 ATM Facility or otherwise raise additional capital, which ability would be adversely impacted if our expected FDA feedback is negative, we will need to implement further cost cutting measures, which will require us to discontinue the development of our product candidates and result in the delay of their development and commercialization, if approved. Further, we may need to pursue strategic alternatives, including mergers, or wind up the company’s operations entirely.

Changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing and future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. As of December 31, 2024, we had repurchased 298,385 shares of our common stock under the stock repurchase program for a total of approximately $0.3 million. Our authorization for repurchasing stock expired on December 31, 2024 and there are no plans to seek renewing such authorization or purchasing additional shares.

We do not have sufficient funds to complete the clinical development of itolizumab (EQ001) or any of our other product candidates, through regulatory approvals for our current indications. We will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital, if capable of being raised, may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, or cause our stockholders to incur substantial dilution.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future non-clinical and clinical studies of our product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks;
•
our ability to timely implement and realize the benefit of significant expense reductions, including pausing the prosecution and renewals of patents related to itolizumab;
•
the potential that the data from the EQUATOR study would be insufficient to support a BLA and require further clinical studies;
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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. We will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted if our expected FDA feedback is negative, potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, potential tariffs, the conflict between Russia and Ukraine, the conflicts in the Middle East, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations, potentially entirely, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions.

Our corporate cash saving initiatives and the associated headcount reductions we implemented, and potential additional headcount reductions in the future, could disrupt our business, and may not achieve our intended objectives.

Since the termination of our partnership with Ono, we have undertaken cash savings initiatives that included scaling back certain development activities and eliminating certain positions. There can be no assurances that we will not need to eliminate additional positions, including potentially executive-level positions as well as potentially reducing the size of our board of directors. These initiatives may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the cost-saving benefits of the eliminated positions. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The organizational reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business.

Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cash savings initiatives, including those we discussed under “Part II. Item 7. Management’s Discussion and Analysis of Operations – Liquidity and Capital Resources”, or if we experience significant adverse consequences of such initiatives, our business, financial condition, and results of operations may be materially adversely affected.

Should we need to pursue strategic alternatives or a dissolution of the company, the value to stockholders in such an event may depend on the extent to which we will be able to successfully satisfy our existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.

We are currently subject to certain contractual and regulatory obligations and commitments. Should we pursue strategic alternatives, including potentially winding up operations entirely, we may seek to negotiate with third parties in order to reduce or eliminate such obligations and commitments. Our ability to successfully negotiate such obligations or commitments on favorable terms, or at all, or our ability to satisfy any such obligations may impact our ability to pursue a strategic transaction on terms favorable to us, the resulting value to stockholders in a strategic transaction or the cash available for distribution to our stockholders in the event of our dissolution. We may also incur substantial costs in connection with or as a result of such negotiations or termination of any of our commitments. There can be no assurance that we will be successful in negotiating to reduce or eliminate any of our existing contractual or regulatory obligations and commitments, or that we will be able to satisfy any such obligations on a timetable that will allow us to maximize potential value to our stockholders.

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful development of our current product candidates, including itolizumab (EQ001) and to a lesser extent EQ302 if we resume development activities, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval of and then successfully commercialize itolizumab (EQ001) and potentially EQ302 if we resume development activities, in any of the indications for which we are currently planning to develop them, including treatment of aGVHD with itolizumab (EQ001) or treatment of celiac disease or other gastrointestinal conditions with EQ302, which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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

We may enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions for purposes of raising additional capital and allocating our available capital and other resources to developing and commercializing our other or future product candidates. For example, in October 2024, we entered into the Stock Purchase Agreement with all the stockholders of Ariagen to acquire control of that company and its preclinical stage therapeutic drug product. In December 2022 we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001), which Ono subsequently decided not to exercise. Despite our efforts, we may be unable to enter into future partnerships or otherwise monetize our pipeline through strategic transactions with third parties on favorable terms or at all. Supporting diligence activities conducted by third parties and negotiating the financial and other terms of a strategic arrangement are long, costly and complex processes with uncertain results, and we may fail to derive any financial benefit from these activities. Any efforts toward finding a strategic partner for one or more of our product candidates may divert the time and attention of our management away from their day-to-day activities, which may adversely affect our focus on the discovery and development of our current product candidates that we intend to continue to develop and commercialize. Further, potential strategic partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in us receiving no future milestone or royalty payments under any such arrangement. We may enter into a strategic transaction for one or more of our product candidates that prove to be more successful than the product candidates we decide to continue to develop and commercialize. As a result, our financial position and the return we realize on our research and development activities could be negatively affected, and we could be required to seek additional funding to support our operations through equity offerings, debt financings or other capital sources, which could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline. Any of the foregoing could have a material adverse effect on our competitive position, business prospects, financial condition and results of operations.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval of any product candidate.

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 studies of itolizumab (EQ001) have been completed. The Phase 3 study in aGVHD stopped enrollment in October 2024 and long-term patient follow-up is currently ongoing. We completed a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia and a Phase 2 clinical study of EQ101 in subjects with AA in Australia and New Zealand. We currently have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and LN. Through the acquisition of Bioniz, we also have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our ongoing and future clinical studies will be completed on time, if at all, that our planned clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

Adverse safety and toxicology findings may emerge as we conduct non-clinical research or clinical studies. In addition, success in early clinical studies does not mean that later clinical studies will be successful, because later-stage clinical studies may be conducted in broader patient populations and involve different study designs. For example, results seen in clinical studies of itolizumab conducted by Biocon may not be predictive of the results of our clinical studies of itolizumab (EQ001). Furthermore, our future clinical studies will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by the FDA. Companies frequently suffer significant setbacks in advanced clinical studies, even after earlier clinical studies have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical studies and clinical studies have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of product candidates under development result in the submission of a BLA or NDA to the FDA and even fewer are approved for commercialization.

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of our product candidates. The success of our product candidates will further depend on factors such as:

•
completion of our ongoing and future non-clinical and clinical studies with favorable results, including activities that may be adversely impacted by public health epidemics or outbreaks;
•
acceptance of INDs by the FDA for our future clinical studies, as applicable;
•
timely and successful enrollment in, and completion of, clinical studies with favorable results;
•
demonstrating safety, efficacy and acceptable risk-benefit profile of our product candidates to the satisfaction of the FDA;
•
receipt of marketing approvals from the FDA;
•
maintaining arrangements with Biocon, our manufacturer of itolizumab (EQ001), for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001) and with our other CMOs for clinical supply and, if and when approved, commercial supply of EQ302, if we resume development;
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

Additionally, companion diagnostic tests may be developed for use with itolizumab (EQ001). We, or our collaborators, will be required to obtain FDA clearance or approval for these tests, as well as coverage and reimbursement separate and apart from the approval, coverage and reimbursement we seek for our itolizumab (EQ001). Our inability to collaborate with a companion diagnostics developer could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to secure a partnership or financing to advance the further clinical development of itolizumab (EQ001), obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business.

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

One element of our strategy is to expand our pipeline by acquiring a portfolio of other product candidates through business or product candidate acquisitions such as our acquisitions of Bioniz and Ariagen. The success of this strategy depends in large part upon the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire product candidates for therapeutic indications that complement or augment our current pipeline, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire suitable product candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new product candidates, our business and prospects will be limited and may require us to divest one or more of our product candidates to enable us to acquire businesses or new product candidates or progress the development of our other product candidates.

Moreover, any product candidate we acquire may require additional, time-consuming development or regulatory efforts prior to commercial sale or prior to expansion into other indications, including non-clinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical drug development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our current product candidates, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of a new therapeutic product in the United States requires the submission of an NDA or a BLA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA for that product. An NDA or BLA must be supported by extensive clinical and non-clinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Similar submissions are required for approval by the relevant regulatory authority in other territories outside the United States before a therapeutic product can be marketed.

FDA and other applicable regulatory approval is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. Regulatory authorities, like the FDA, also have substantial discretion in the approval process. The number and types of non-clinical studies and clinical studies that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with non-clinical studies and clinical studies, failure can occur at any stage. The results of non-clinical and early clinical studies of our product candidates may not be predictive of the results of our later-stage clinical studies.

Clinical study failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical studies can occur at any stage. Companies in the biopharmaceutical industry frequently suffer setbacks in the advancement of clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical studies or non-clinical studies. In addition, data obtained from clinical studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval.

The FDA and other applicable regulatory authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•
may not deem our product candidate to be adequately safe and effective;
•
may not agree that the data collected from clinical studies are acceptable or sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval, and may impose requirements for additional non-clinical studies or clinical studies;
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

Before we can initiate clinical studies of our product candidates in any distinct indication in the United States, we must submit the results of non-clinical studies to the FDA along with other information, including information about their chemistry, manufacturing and controls and our proposed clinical study protocol, as part of an IND or similar regulatory filing. To date, we have only submitted INDs for clinical studies of itolizumab (EQ001) for the treatment of aGVHD, LN, and COVID-19. In addition, there are open INDs for EQ101 in HTLV-I-associated myelopathy/tropical spastic paraparesis, CTCL and AA, which were originally filed by Bioniz prior to our acquisition of the EQ101 asset.

Before obtaining marketing approval from the FDA or from any other applicable regulatory authority outside of the United States for the sale of any of our product candidates in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of those product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on non-clinical, clinical and quality data generated by our partner, Biocon, as well as CROs and other contracted parties for regulatory submissions for our product candidates. While we have or will have agreements governing these contracted parties’ services, we have limited influence over their actual performance. If these parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

The FDA and other applicable regulatory authorities may require us to conduct additional non-clinical studies of our existing or any future product candidates before they allow us to initiate clinical studies, which may lead to additional delays and increase the costs of our non-clinical development programs. Any such delays in the commencement or completion of our ongoing, planned or future clinical studies could significantly affect our product development costs. We do not know whether our ongoing and future studies will be completed on schedule, if at all, or whether our studies will begin on time, if at all. The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

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
•
additional non-clinical pharmacology and toxicology studies to support Phase 2 and 3 clinical studies;
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
•
cost of non-clinical research and testing being greater than anticipated or greater than our available financial resources;
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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical studies, or if we decide to enroll fewer subjects than the study protocol specifies for business reasons, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to continue our ongoing or initiate our future clinical studies of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other applicable regulatory authorities. Multiple factors could contribute to such challenges of enrolling our clinical studies, including changing business conditions that impart financial constraints that impede our ability to fund further enrollment, as we experienced with our Phase 3 EQUATOR study, as well as impacts related to public health epidemics or outbreaks, which have previously adversely impacted enrollment in our clinical studies. In addition, some of our competitors may have ongoing clinical studies for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical studies may instead enroll in clinical studies of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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

Although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, clinical results seen with ALZUMAb may have no bearing on results, including adverse events, that may be seen with itolizumab (EQ001). Through the date of the filing of this Annual Report on Form 10-K, we are not aware of any meaningful adverse change in the benefit-to-risk profile of itolizumab.

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

From time to time, we may publicly disclose preliminary or topline data from our non-clinical and clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same non-clinical and clinical studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our studies. Interim data from studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We have conducted clinical studies of itolizumab (EQ001) at sites located outside of the United States, including our Phase 3 clinical study of itolizumab (EQ001) in aGVHD, and we may in the future use sites outside of the United States for clinical studies. The FDA may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Also, we are utilizing sites from a variety of countries outside of the United States in our Phase 3 clinical study of itolizumab (EQ001) in aGVHD, including sites in Europe, Asia and elsewhere. Our Phase 2 clinical study of EQ101 in subjects with AA was conducted in Australia and New Zealand. In addition, if we advance EQ302 into clinical studies, we may decide to utilize sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our products, if approved, we may not be able to generate product revenue.

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

We are aware that other products addressing the same indications as itolizumab (EQ001) and EQ302 are in development, and some have been approved. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Other than our EQUATOR study, the only late-stage clinical study for the treatment of first line aGVHD that we are aware of is CSL Behring’s Phase 3 study of alpha-1 antitrypsin. Incyte Corporation’s ruxolitinib and Mesoblast’s remestemcel-L-rknd have been approved for treatment of steroid refractory aGVHD. Other second-line, or steroid refractory therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established. Private and public companies with Phase 3 development programs in second-line, or steroid refractory aGVHD, include Maat Pharma SA, Medac GmbH and Mediolanum Farmaceutici. There are currently no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Amgen Inc. (former asset of Provention Bio), Anokion SA, Barinthus Biotherapeutics Ltd., Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., Immunic, Inc., ImmunogenX, Inc. (acquired by Entero Therapeutics, Inc.), Mozart Therapeuitcs, Pfizer Inc., Protagonist Therapeutics, Inc., Sanofi SA, Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH.

Many of our competitors, such as large pharmaceutical and biotechnology companies like Amgen Inc., Sanofi SA, and Takeda Pharmaceuticals, have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical studies, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we have. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, these larger companies may be able to use their greater market power to obtain more favorable distribution and sales-related agreements with third parties, which could give them a competitive advantage over us.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as acquiring technologies complementary to, or necessary for, itolizumab (EQ001), EQ302 or any future programs.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own non-clinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of their product.

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

We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for autoimmune and inflammatory diseases, with current plans to develop it for the treatment of patients with aGVHD. Based on data from our completed EQUALISE study, we also believe that itolizumab (EQ001) may be a promising potential treatment for LN, but we do not have current plans to advance the development of itolizumab (EQ001) for that indication. We have global rights to EQ302 and EQ101. Although we have paused development activities of EQ302 and EQ101, we believe they may be promising candidates for future development as a potential treatment of gastrointestinal indications such as celiac disease and AA, respectively. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. Further, other stakeholders, including investors, analysts, and strategic partners may view the revenue potential of our product candidates as smaller than we do, which could impede our ability to enter into favorable business or financing transactions. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

We may not ultimately realize the potential benefits of orphan drug designation for itolizumab (EQ001) or, if we resume development activities, EQ101.

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

We have no experience in pharmaceutical product manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on third-party CMOs to fulfill our clinical and commercial supply of our product candidates. However, the process of manufacturing pharmaceutical products, especially biologics, is complex, highly-regulated and subject to multiple risks. Such manufacturing is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical studies, result in higher costs of drug product and adversely harm our business. In addition, if the facilities of our manufacturer are located outside of the United States, as is the case currently for itolizumab (EQ001), the production, distribution and delivery of pharmaceutical products are also subject to the laws and regulations of the country. Any changes in the laws and regulations of another country, or disruptions in production or the supply chain related to geopolitical issues or health pandemics, could delay clinical studies, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny NDA or BLA approval until the deficiencies are corrected or we replace the manufacturer in our NDA or BLA with a manufacturer that is in compliance.

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

Scaling up pharmaceutical manufacturing processes, especially biological processes and peptide synthesis, is a difficult and uncertain task, and our CMOs may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely deliver our supplies of itolizumab (EQ001) or EQ302 if we resume development activities, or other future product candidates or meet product demand.

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

We rely, and intend to continue to rely, on CROs to conduct our clinical studies and perform some of our research and non-clinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.

We do not have the ability to independently conduct all aspects of our non-clinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our ongoing and future non-clinical studies and clinical studies of itolizumab (EQ001), EQ302 if we resume development activities, and any future non-clinical studies and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

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

There is no guarantee that any such CROs, clinical study investigators or other third parties on which we rely on will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical study site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical study unless we are able to transfer those subjects to another qualified clinical study site, which may be difficult or impossible. In addition, clinical study investigators for our clinical study may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical study site may be questioned and the utility of the clinical study itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing itolizumab (EQ001), EQ302 if we resume development activities, or any future product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical studies or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals of itolizumab (EQ001), EQ302 if we resume development activities, or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Our success depends in significant part on our, and with respect to itolizumab (EQ001), Biocon’s, ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates, including itolizumab (EQ001) and EQ302 if we resume development activities, and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as itolizumab (EQ001) and EQ302 if we resume development activities, as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as itolizumab (EQ001) and EQ302. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for itolizumab (EQ001) or EQ302 if we resume development activities, or any other product candidates that we may identify, our business may be materially harmed.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical studies by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case.

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

From time to time, we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as itolizumab (EQ001), EQ302 if we resume development activities, and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as itolizumab (EQ001), EQ302 if we resume development activities, and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or product candidates that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as itolizumab (EQ001), EQ302 and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include itolizumab (EQ001), EQ302 and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell itolizumab (EQ001), EQ302 if we resume development activities, and other potential future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our current and future product candidates, including itolizumab (EQ001), EQ302 and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical studies, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring itolizumab (EQ001), EQ302 if we resume development activities, or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, including itolizumab (EQ001) or EQ302 if we resume development activities, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and product candidates such as itolizumab (EQ001) and EQ302 if we resume development activities, and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case. As a means of conserving our cash, we recently decided to pause efforts related to the prosecution and maintenance of the itolizumab patents, and we intend to let lapse all itolizumab-related patent families in the Equillium Territory. However, should we receive positive feedback from the FDA and raise additional capital or enter into a new strategic partnership related to itolizumab, we would revisit the decision to let such patents lapse and seek to bring into good standing all patents and patent applications related to itolizumab, to the extent such patents and applications have not irrevocably lapsed by that time. Further, should itolizumab be approved in the United States, we expect to obtain regulatory exclusivity that the FDA currently affords to novel biologic therapies of 12 years following first approval which is expected to extend beyond the life of patents issued and in prosecution.

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

Pending positive feedback from our planned meeting with the FDA related to the results of the EQUATOR study and continued advancement and potential expansion of our pipeline, we expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 35 full-time employees. We do not expect to grow our business unless and until we are able to raise additional capital. We are focused on seeking regulatory feedback regarding the EQUATOR data. Assuming we obtain positive regulatory feedback on itolizumab (EQ001) and raise additional capital, we could potentially experience significant growth in the number of our employees and the scope of our operations across a variety of areas including non-clinical research, clinical development, quality, regulatory affairs, pharmacovigilance, manufacturing and supply chain, as well as general and administrative functions. If itolizumab (EQ001), EQ302 if we resume development activities, or any future product candidates receive marketing approval, we would expect to add employees in sales, marketing and distribution. To manage our anticipated future growth, we must:

•
identify, recruit, integrate, maintain and motivate additional qualified personnel;
•
identify and lease additional facilities;
•
manage our development efforts effectively, including the initiation and conduct of clinical studies for itolizumab (EQ001), EQ302 if we resume development activities, and any future product candidates; and
•
improve our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain CROs, CMOs, other contract service providers, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and future clinical studies and the manufacture of itolizumab (EQ001), EQ302 if we resume development activities, and any future product candidates. We cannot assure you that the services of such contract service providers, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations primarily in the Greater San Diego Area region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. We may face additional challenges in recruiting qualified individuals due to the hardship we have experienced, including our reductions in force, and the uncertainty around our ability to continue as a going concern. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

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

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, data we collect about study participants in connection with clinical studies, sensitive third-party data, business plans, transactions, financial information, intellectual property, and trade secrets (collectively, sensitive information).

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

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, human capital management, document management, non-clinical research, clinical studies including data management, biostatistics, and safety reporting, manufacturing of drug product, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA imposes fines for intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical studies, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, may also exempt some data processed in the context of clinical studies, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United

States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.

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

Also in Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

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

As of December 31, 2024, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $127.5 million that were generated after December 31, 2017. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. Certain states apply similar provisions.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We completed an ownership change analysis through December 31, 2024 and determined that our ability to offset taxable income in 2024 is not expected to be impacted by ownership changes occurring prior to that date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income in the future (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 27, 2024, California Senate Bill 167 was enacted, which imposes limits for certain taxpayers on the usability of California state NOLs and certain California state tax credits in tax years beginning on or after January 1, 2024, and before January 1, 2027.

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

There have been judicial, Congressional and executive challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least eleven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The IRA’s drug pricing reforms have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

We expect that these and other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of itolizumab (EQ001), EQ302 if we resume development activities, and any future product candidates, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of itolizumab (EQ001), EQ302 if we resume development activities, or any future product candidates, if approved, to be in violation of applicable laws.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or collectively Trade Laws, prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on contract service providers for research, non-clinical studies, and clinical studies and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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
•
the timing of data from our planned/future clinical studies of itolizumab (EQ001), EQ302 if we resume development activities, and potentially other product candidates;
•
changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;
•
regulatory or legal developments of ours, including regulatory feedback related to our EQUATOR study data, our competitors’ or Biocon’s;

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

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of global pandemics, bank failures, potential tariffs, the conflict between Russia and Ukraine, and the conflict in the Middle East, that have affected and may continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, with an initial deadline of June 11, 2025, followed by a potential 180-day extension, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On December 13, 2024, we received a notice, or Notice, from the Nasdaq Stock Market, or Nasdaq, that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until June 11, 2025, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “EQ” at this time.

In the event we do not regain compliance with the Minimum Bid Price Requirement by June 11, 2025, we may be eligible for an additional 180 calendar day compliance period if, on the last day of the initial compliance period, we meet the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period. If we do not indicate our intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for us to cure the deficiency, we will not be eligible for the second compliance period and our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the staff to a hearings panel.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 20, 2025, we had 35,609,907 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance.

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

Our headquarters and main research facility are located in the Greater San Diego Area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, including public health epidemics or outbreaks, that could impact our business. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical studies, our development plans and business. For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be modified or expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability to continue development of itolizumab (EQ001), including our ongoing clinical studies, may be significantly impacted and may result in higher costs of drug product and adversely harm our business.

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

We face an inherent risk of product liability exposure related to the testing of itolizumab (EQ001), EQ302 if we resume development activities, and any future product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that itolizumab (EQ001), EQ302 or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as itolizumab (EQ001), EQ302 if we resume development activities, and any future product candidates advance through clinical studies and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We engage an external Head of Information Technology, or IT, consultant to work with the company, including the Chief Operating Officer, Chief Financial Officer, and Executive Leadership Team, to help identify, assess and manage the company’s cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, and evaluating threats reported to us.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the company’s overall risk management processes. For example, the Head of IT works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We may use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (including legal counsel) and threat intelligence service providers.

To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, Software-as-a-Service, or SaaS, platforms, managed services, cloud-based infrastructure, encryption and authentication technology, corporate productivity services, and other functions. We have certain vendor management processes to help manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, requiring their completion of written questionnaires regarding their services and data handling practices and conducting periodic re-assessments during their engagement.

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

Management is also responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Head of IT and Chief Operating Officer are responsible for helping prepare the company for cybersecurity incidents, training personnel, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

Item 2. Properties.

We lease a total of approximately 5,545 square feet of office space for our current headquarters in La Jolla, California under leases that expire in February 2027. We also lease laboratory and additional office space in La Jolla, California, under a lease that expires in August 2025 with an option to extend through February 2026.

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

Holders of Record

As of March 20, 2025, there were approximately 44 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2023, our board of directors authorized a stock repurchase program, or Stock Repurchase Program, pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. As of December 31, 2024, such authorization expired and was not renewed. Approximately $0.3 million of shares had been purchased through December 31, 2024, and there are currently no plans to seek board reauthorization to purchase additional shares.

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

Overview

We are a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory, or immuno-inflammatory, disorders with high unmet medical need. Our strategy is focused on advancing the preclinical and clinical development of our product candidates, including potentially pursuing additional indications and acquiring new product candidates and platforms to expand our pipeline. We intend to commercialize our product candidates either independently or through partnerships or otherwise monetize our pipeline through strategic transactions. Our novel and differentiated pipeline of therapeutic candidates has the potential to address unmet medical needs in numerous areas, including gastroenterology, dermatology, hematology, transplant science, rheumatology, pulmonology and oncology.

Itolizumab (EQ001), our most advanced clinical-stage product candidate, is a first-in-class anti-CD6 immune-modifying monoclonal antibody, or mAb, that selectively targets the CD6-ALCAM signaling pathway to downregulate pathogenic T effector cells while preserving T regulatory cells critical for maintaining a balanced immune response. This pathway plays a central role in modulating the activity and trafficking of T cells that drive a number of immuno-inflammatory diseases. We acquired our rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon) in May 2017, which has been subsequently amended, or Biocon License.

In March 2025, we announced topline results from our Phase EQUATOR study of itolizumab (EQ001) in patients with acute graft-versus-host disease, or aGVHD, where itolizumab (EQ001) did not meet the Day 29 outcomes of complete response, or CR, a primary outcome, and overall response rate, or ORR, a key secondary outcome, but there was a clinically meaningful improvement in durable CR from Day 29 to 99, a key secondary outcome, and statistically significant evidence of clinical benefit was also observed on pre-specified secondary endpoints of duration of CR and failure free survival. Additionally, overall survival showed positive trends in favor of itolizumab (EQ001). Post-hoc analyses of CR at Day 99 and durable CR evaluating Day 29 complete responders also showed statistically significant benefit favoring itolizumab (EQ001). Steroid tapering and rates of primary disease relapse and chronic GVHD were similar for both treatment arms. These long-term durability responses are further supported by data from the open-label Phase 1b EQUATE study in which at the 0.8 and 1.6 mg/kg dose levels, CR, once achieved, persisted through the last visit assessment in most subjects. Most subjects had responses that were durable for over 100 days.

In the EQUATOR study, itolizumab (EQ001) was observed to be generally well-tolerated with an adverse event profile consistent with prior clinical experience and consistent with this severe aGVHD patient population. In totality, we believe these outcomes, particularly longer-term maintenance of achieved response, may offer a profound and clinically meaningful benefit for patients having aGVHD where high rates of mortality and disease recurrence persist with current treatments. As a result, in March 2025, we submitted data from the EQUATOR study and a request for Breakthrough Therapy Designation, or BTD, to the FDA and requested a meeting to discuss the sufficiency of the data for supporting a BLA. We expect feedback from the FDA during May 2025, and pending positive feedback and securing additional funding, we plan to prepare a BLA and would expect to submit in the first half of 2026 for potential approval.

We also completed EQUALISE, a Phase 1b proof-of-concept clinical study of itolizumab (EQ001) in patients with systemic lupus erythematosus, or SLE, and lupus nephritis, or LN. In April 2024, we announced positive topline data from the Type B LN portion of that study in which itolizumab (EQ001) was generally well-tolerated and demonstrated clinically meaningful responses in highly proteinuric patients where more than 80% of subjects achieved a greater than 50% reduction in urine protein creatinine ratio, or UPCR.

Biocon also recently completed a Phase 2 clinical study of itolizumab in subjects with UC in India, which Equillium co-funded. The study commenced in November 2022 and was a randomized, double-blinded, placebo- and active-controlled Phase 2 clinical study of 90 subjects to evaluate the safety and efficacy of itolizumab compared to placebo and adalimumab (a global standard of care biologic treatment used as an active control). In February 2025, we announced positive topline data from the study in which itolizumab demonstrated clinical efficacy after 12 weeks of treatment, achieving a clinical remission rate of 23.3% compared to 20.0% for adalimumab and 10.0% for placebo. Further, itolizumab achieved a key secondary endpoint of endoscopic remission of 16.7% compared to 16.7% for adalimumab and 6.7% for placebo. Itolizumab was generally well-tolerated consistent with prior clinical experience, and no safety signal was observed.

In December 2022, we entered into an asset purchase agreement, or Asset Purchase Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, pursuant to which we granted Ono an exclusive option to acquire our rights to itolizumab (EQ001), or the Option. In exchange for the Option, Ono paid us a one-time, upfront payment of $26.4 million and funded all of our itolizumab (EQ001) research and development expenses from July 1, 2022 through October 30, 2024, the end of the option period. Ono made a strategic business decision to allow its option period to expire on October 30, 2024 and, as a result, the Asset Purchase Agreement automatically terminated on that date pursuant to its terms.

EQ302 is a preclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 formulated for oral delivery. Inhibiting IL-15 and IL-21 is believed to be an effective treatment approach for certain gastrointestinal indications, including celiac disease. Preclinical and translational data has shown that EQ302 is a potent inhibitor of those two cytokines and is stable and permeable in the gut. Based on the unique mechanism of action of EQ302 and its product profile, including the advantage of oral delivery, we believe that EQ302 has the potential to be an attractive therapeutic option for gastrointestinal diseases, such as celiac disease. However, due to financial constraints, we paused further development activities related to EQ302 in October 2024 pending securing additional financing. With additional funding, we would consider resuming preclinical development to optimize the product candidate and enable the initiation of a first-in-human clinical study. We would also consider partnering opportunities to advance the development of EQ302.

EQ101 is a clinical-stage, first-in-class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15, which are key disease-driving, clinically validated cytokine targets aimed at addressing unmet needs across a range of immuno-inflammatory indications. We completed a Phase 2 proof-of-concept clinical study in subjects with alopecia areata, or AA, in Australia and New Zealand, and in June 2024, we announced positive topline data from that study. Based on those positive results and feedback from key opinion leaders in the treatment of AA, we believe further development of EQ101 in AA is warranted. EQ101 has also demonstrated proof-of-concept clinical activity in patients with cutaneous T cell lymphoma, or CTCL. Those data provide support for opportunistic expansion into other dermatological conditions where IL-2, IL-9 and IL-15 inhibition is important such as vitiligo and atopic dermatitis. However, due to limited financial resources, we have paused development of EQ101 pending additional funding or partnering.

We acquired the exclusive worldwide rights to EQ101 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates such as EQ302 through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. That product discovery platform can be leveraged to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways. We also have ongoing translational biology programs to assess the therapeutic utility of our product candidates in additional indications where the mechanism of action is believed to play an important role in the pathogenesis of a particular disease. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing our product candidates into further development.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical development, filing three Investigational New Drug applications, or INDs, conducting clinical development of itolizumab (EQ001), EQ101 and EQ102, conducting CMC and formulation development activities, conducting business development activities such as the acquisitions of Bioniz and Ariagen, the Asset Purchase Agreement with Ono and other transactions not completed, implementing a prior stock repurchase program, and the general and administrative activities associated with operating a public company. Furthermore, in connection our acquisitions, we expanded our pipeline to multiple product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from the Asset Purchase Agreement related to the one-time, upfront payment from Ono in exchange for the Option as well as from the itolizumab (EQ001) development funding from Ono. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the years ended December 31, 2024 and 2023, our net losses were $8.1 million and $13.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $193.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future as we advance our research and development activities, including the ongoing and future development of itolizumab (EQ001), potentially resume development activities related to EQ302, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. Although we have recently implemented operating changes and plan to take further actions as necessary to decrease our expenditures and conserve our cash, we expect that our existing cash, cash equivalents and short-term investments as of December 31, 2024, will enable us to fund our operations into the third quarter of 2025, based on certain assumptions and estimates that may prove to be inaccurate. As a result, there is substantial doubt about our ability to continue as a going concern. If we are unsuccessful in raising additional capital, which ability would be adversely impacted if our expected FDA feedback is negative, we expect we will need to promptly pursue strategic alternatives, including mergers, or wind up the company’s operations entirely.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for itolizumab (EQ001), EQ302 if we resume development activities, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, potential tariffs, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including from diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Our failure to raise capital, which ability would be adversely impacted if our expected FDA feedback is negative, or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. In 2022, 2023 and 2024, our revenues were derived from an upfront payment under the Asset Purchase Agreement as well as from development funding from Ono. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of itolizumab (EQ001), EQ302 if we resume development activities, and any future product candidates. If we fail to complete the development of itolizumab (EQ001), EQ302 if we resume development activities, or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

We were responsible for conducting all research and development of itolizumab, which was funded by Ono on a quarterly basis from July 1, 2022, through October 30, 2024, the end of the option period. On October 30, 2024, the option period expired and the Asset Purchase Agreement automatically terminated pursuant to its terms.

During the year ended December 31, 2024, we recognized $41.1 million of revenue under our Asset Purchase Agreement with Ono consisting of $28.3 million of development funding and $12.8 million related to the amortization of the upfront payment.

As of December 31, 2024, there was no further deferred revenue related to the Asset Purchase Agreement.

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

We plan to continue to incur substantial research and development expenses for the foreseeable future as we advance the development of itolizumab (EQ001), and EQ302 if resume development activities, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire or develop new product candidates. The successful development of itolizumab (EQ001) and EQ302 if we resume development activities is highly uncertain. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Other Expense, Net

Other expense, net consists primarily of foreign currency transaction gains and losses related to our Australian subsidiary.

Income Tax Expense

Income tax expense consists of federal and state income tax expense.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Revenue	$41,095	$36,084	$5,011
Research and development	37,428	37,039	389
General and administrative	11,936	13,567	(1,631)
Interest expense	-	(491)	491
Interest income	1,381	2,334	(953)
Other expense, net	(818)	(76)	(742)
Income tax expense	361	580	(219)

Revenue

During the year ended December 31, 2024, we recognized revenue of $41.1 million under our Asset Purchase Agreement with Ono. For the year ended December 31, 2024, development funding represented $28.3 million and amortization of the upfront payment represented $12.8 million.

During the year ended December 31, 2023, we recognized revenue of $36.1 million under our Asset Purchase Agreement with Ono. Development funding represented $27.0 million and amortization of the upfront payment represented $9.1 million.

Research and Development Expenses

Research and development expenses were $37.4 million for the year ended December 31, 2024, compared to $37.0 million for the year ended December 31, 2023. The increase of $0.4 million in research and development expense primarily includes the following changes:

•
$0.6 million increase in preclinical expenses, primarily related to the preclinical asset acquired from Ariagen;
•
$0.3 million increase in clinical development expenses, primarily driven by our EQUATOR clinical study as well as CMC activities; and
•
$0.3 million increase in consulting expenses; offset by
•
$0.8 million decrease in employee compensation and benefits primarily driven by lower bonus expense.

General and Administrative Expenses

General and administrative expenses were $11.9 million for the year ended December 31, 2024, compared to $13.6 million for the year ended December 31, 2023. The decrease of $1.6 million in general and administrative expense primarily includes the following changes:

•
$1.0 million decrease in employee compensation and benefits primarily driven by lower bonus expense;
•
$0.3 million decrease in audit and tax professional fees;
•
$0.2 million decrease in consulting expenses; and
•
$0.1 million decrease in overhead related costs primarily driven by lower directors and officers insurance expenses.

Interest Expense

There was no interest expense for the year ended December 31, 2024, compared to $0.5 million for the year ended December 31, 2023. Interest expense consists of interest on our prior term notes payable.

Interest Income

Interest income was $1.4 million for the year ended December 31, 2024, compared to $2.3 million for the year ended December 31, 2023. The decrease in interest income was primarily due to lower average cash, cash equivalents and short-term investment balances in 2024 compared to 2023.

Other Expense, Net

Other expense, net was $0.8 million for the year ended December 31, 2024, compared to $0.1 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, other expense, net consisted primarily of net realized foreign currency transaction losses related to our Australian subsidiary.

Income Tax Expense

Income tax expense was $0.4 million for the year ended December 31, 2024, compared to $0.6 million for the year ended December 31, 2023. Our 2024 and 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. We do not record a deferred tax provision as there is a full valuation allowance offsetting our deferred tax assets.

Liquidity and Capital Resources

From inception through December 31, 2024, we have financed our operations primarily through the sale of equity and debt securities and income generated from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of December 31, 2024, we had an accumulated deficit of $193.8 million and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2024, we had $18.1 million in cash and cash equivalents and $4.5 million in short-term investments.

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

We were responsible for conducting all research and development of itolizumab, which has been funded by Ono from July 1, 2022 through October 30, 2024, the end of the option period. The option period expired and the Asset Purchase Agreement automatically terminated on October 30, 2024.

As of December 31, 2024, we have received $67.1 million in development funding payments from Ono.

Funding Requirements

Although we have recently implemented operating changes and plan to take further action as necessary to decrease our spending and conserve our cash, subject to raising additional capital, we anticipate our expenses to potentially increase substantially as we advance our research and development activities, including development of preclinical assets, and potentially prepare a BLA submission for and launch itolizumab (EQ001), if approved. Our expenses could also increase as a result of potentially resuming development activities related to EQ302. We expect that our primary uses of capital will be for non-clinical research, clinical development, CMC activities, formulation development, product supply, potential acquisition of new products, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs. Further, with the expiration of Ono’s option, we no longer receive reimbursement from Ono for our itolizumab (EQ001) development expenses incurred after October 30, 2024, which has, and is expected to continue to, adversely impact our net cash used in operations.

Ono’s decision to let its option lapse unexercised materially impacts our funding requirements. As a result, we have evaluated a variety of different adjustments to our operating plans to preserve cash and extend our runway. While we have planned budgets for various scenarios, there can be no certainty that we have captured all potential scenarios.

We believe that our cash, cash equivalents and short-term investments as of December 31, 2024, can fund operations into the third quarter of 2025, based on certain assumptions and estimates that may prove to be inaccurate. As a result, there is substantial doubt about our ability to continue as a going concern. Our projected cash runway is based on estimates of reduced expenses related to cash savings initiatives and operational changes including accelerating the completion of the Phase 3 EQUATOR study based on reduced enrollment, not undertaking further development activities related to EQ302 and EQ101, eliminating certain positions, pausing of prosecution and renewals of patents related to itolizumab, and reducing certain discretionary expenditures. We may need to implement further cost cutting measures, which may require us to discontinue the development of certain of our product candidates or result in the delay of their development and commercialization, if approved.

We will need to raise additional capital to be able to fund our operations beyond the third quarter of 2025. We are actively pursuing sources of additional capital, including potentially the 2023 ATM Facility as well as other financing sources that may be available to us. However, since raising capital is outside of our direct control, we cannot provide any assurance that we will be able to raise additional capital, monetize assets, or obtain new financing on commercially acceptable terms, if at all. If we are unable to raise additional capital, we may be required to further curtail or delay or development plans of any current or potential product candidates. The uncertainty related to being able to raise sufficient capital necessary to fund our operations for at least twelve months from the date of this filing creates substantial doubt in our ability to continue as a going concern. Further, if we are unsuccessful in raising additional capital, which ability would be adversely impacted if our expected FDA feedback is negative, we expect we will need to promptly pursue strategic alternatives, including mergers, or wind up the company’s operations entirely. As a result, there can be no assurance that we will be successful in implementing our plans to alleviate this substantial doubt about our ability to continue as a going concern.

We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of itolizumab (EQ001) and EQ302 if we resume development activities, or any of our other product candidates or whether, or when, we may achieve profitability.

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we could repurchase up to $7.5 million of shares of our common stock through December 31, 2024. As of December 31, 2024, we had repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million, all of which occurred prior to 2024. This program expired as of December 31, 2024.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our ongoing and future non-clinical and clinical studies of itolizumab (EQ001), EQ302 if we resume development activities, and other product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, potential tariffs and inflationary pressures on the economy;
•
whether the expected FDA feedback related to our EQUATOR study data is positive;
•
our ability to timely implement and realize the benefit of significant expense reductions;
•
the potential that, the EQUATOR study data would be insufficient to support a BLA and require further clinical studies;
•
the advancement and cost of preclinical research of EQ302, if we resume development activities, and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;

•
the cost, timing and outcome of regulatory review of any BLA, or New Drug Application, or NDA, we may submit for our product candidates;
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
•
the extent to which we acquire or in-license other product candidates and technologies or engage in in-house discovery and non-clinical research of new product candidates;
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing itolizumab (EQ001) or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, potential tariffs, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, which ability would be adversely impacted if our expected FDA feedback is negative, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Further, we may need to pursue strategic alternatives, including mergers, or wind up the company’s operations entirely, if we are unable to secure additional capital. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $193.8 million as of December 31, 2024. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of itolizumab (EQ001), EQ302 if we resume development activities, and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Notes 6 and 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz or potential contingent payments upon the achievement by us of regulatory milestones that we may be required to make under the terms of our stock purchase agreement with Ariagen, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including the Biocon License.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(19,026)	$(21,783)
Investing activities	13,814	(4,762)
Financing activities	164	(9,228)
Effect of exchange rate changes on cash	(83)	(118)
Net decrease in cash and cash equivalents	$(5,131)	$(35,891)

Operating Activities

During the year ended December 31, 2024, cash used in operating activities was $19.0 million compared to $21.8 million during the year ended December 31, 2023. Cash used in operating activities during the year ended December 31, 2024 primarily related to our net loss of $8.1 million, adjusted for non-cash items of $3.9 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $14.9 million. Cash used in operating activities during the year ended December 31, 2023 primarily related to our net loss of $13.3 million, adjusted for non-cash items of $3.4 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $11.9 million.

Investing Activities

Net cash provided by investing activities was $13.8 million during the year ended December 31, 2024. Maturities of our short-term investments totaled $31.5 million, which was offset by purchases of short-term investments totaling $17.6 million during the period. Purchases of property and equipment for the year ended December 31, 2024 totaled $0.1 million.

Net cash used in investing activities was $4.8 million during the year ended December 31, 2023. Purchases of our short-term investments totaled $54.7 million, which was offset by maturities of short-term investments totaling $50.0 million. Purchases of property and equipment for the year ended December 31, 2023 totaled $0.1 million.

Financing Activities

Net cash provided by financing activities totaled $0.2 million during the year ended December 31, 2024 and was primarily attributed to cash received from employee stock purchases related to our Employee Stock Purchase Plan.

Net cash used in financing activities totaled $9.2 million during the year ended December 31, 2023, driven by payments totaling $9.1 million related to our former loan and security agreement with Oxford Finance LLC and SVB, or Loan Agreement, and $0.3 million in stock repurchases, offset by $0.2 million of cash received from employee stock purchases related to our Employee Stock Purchase Plan.

On May 25, 2023, we prepaid in full all amounts owed under, and terminated, the Loan Agreement. In connection with the prepayment and termination of the Loan Agreement, we paid a total of approximately $6.8 million, which consisted of (i) the remaining principal amount and interest outstanding of approximately $6.2 million as of the date of the repayment, (ii) a prepayment fee of approximately $62,000, (iii) a final payment of approximately $0.5 million, and (iv) the remainder for transaction expenses. Following the termination of the Loan Agreement, we have no further obligations under the Loan Agreement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, and similarly did not and do not have any holdings in variable interest entities. We do have certain contingent consideration liabilities in the form of potential milestone payments that are included in our Biocon License, in our merger agreement with Bioniz and our stock purchase agreement with Ariagen which are not reflected in our balance sheet. However, based on our current operating plans and our assessment of the probability and potential timing of such payments, we believe those payments, if any, are remote and highly unlikely to come due within the next 12 months.

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

Accrued Research and Development Expense

We are required to estimate our expenses resulting from our obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the non-clinical study or clinical study as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a study or clinical study, we adjust our rate of expense recognition if actual results differ from our estimates.

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 24, 2025, Jason A. Keyes notified us of his intention to resign from his positions as our chief financial officer and principal financial officer, effective as of April 25, 2025, or the separation date, in order to pursue other interests.

On March 26, 2025, our board of directors appointed Bruce D. Steel as our principal financial officer, effective as of the effectiveness of Mr. Keyes’ resignation. Mr. Steel’s biography is incorporated herein by reference to the “Proposal 1: Election of Directors” section of our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 11, 2024. Mr. Steel has no family relationships with any of our directors or executive officers, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation

S-K. In addition, there are no arrangements or understandings between Mr. Steel and any other person pursuant to which he was selected to such role with us.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our definitive proxy statement, or the Proxy Statement, to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024, under the sections entitled “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors,” “Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

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

We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

10.23+

Equillium, Inc. 2024 Inducement Plan and Forms of Stock Option Grant Notice, Option Agreement, and Notice of Exercise thereunder, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2024.

10.24†	Stock Purchase Agreement, dated October 4, 2024, by and among Registrant, Ariagen, Inc., the stockholders of Ariagen and the securityholder representative.

19.1	Insider Trading Policy

21.1	Subsidiaries of Equillium, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

97.1	Incentive Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

EQUILLIUM, INC.

Date: March 27, 2025	By:	/s/ Bruce D. Steel
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

SIGNATURE	TITLE	DATE

/s/ Bruce D. Steel	President and	March 27, 2025
Bruce D. Steel	Chief Executive Officer (Principal Executive Officer)

/s/ Jason A. Keyes	Chief Financial Officer	March 27, 2025
Jason A. Keyes	(Principal Financial Officer)

/s/ Penny Tom	Senior Vice President, Finance	March 27, 2025
Penny Tom	(Principal Accounting Officer)

/s/ Daniel M. Bradbury	Chairman of the Board of Directors	March 27, 2025
Daniel M. Bradbury

/s/ Peter Colabuono	Member of the Board of Directors	March 27, 2025
Peter Colabuono

/s/ Stephen Connelly, Ph.D.	Member of the Board of Directors	March 27, 2025
Stephen Connelly, Ph.D.

/s/ Martha J. Demski	Member of the Board of Directors	March 27, 2025
Martha J. Demski

/s/ Bala S. Manian, Ph.D.	Member of the Board of Directors	March 27, 2025
Bala S. Manian, Ph.D.

/s/ Charles McDermott	Member of the Board of Directors	March 27, 2025
Charles McDermott

/s/ Mark Pruzanski, M.D.	Member of the Board of Directors	March 27, 2025
Mark Pruzanski, M.D.

/s/ Barbara Troupin, M.D.	Member of the Board of Directors	March 27, 2025
Barbara Troupin, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EQUILLIUM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Equillium, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Equillium, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 27, 2025

Equillium, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,085	$23,216
Short-term investments	4,490	17,650
Accounts receivable	-	3,735
Prepaid expenses and other current assets	2,403	4,748
Total current assets	24,978	49,349
Operating lease right-of-use assets	364	796
Property and equipment, net	262	315
Other assets	-	70
Total assets	$25,604	$50,530
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,676	$4,707
Accrued expenses	3,483	6,697
Current portion of deferred revenue	-	15,729
Current portion of operating lease liabilities	197	440
Total current liabilities	6,356	27,573
Long-term operating lease liabilities	187	384
Total liabilities	6,543	27,957
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2024 and 2023; 35,557,563 and 35,254,752 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	3
Additional paid-in capital	212,084	208,170
Accumulated other comprehensive income	781	140
Accumulated deficit	(193,807)	(185,740)
Total stockholders' equity	19,061	22,573
Total liabilities and stockholders' equity	$25,604	$50,530

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Revenue	$41,095	$36,084
Operating expenses:
Research and development	37,428	37,039
General and administrative	11,936	13,567
Total operating expenses	49,364	50,606
Loss from operations	(8,269)	(14,522)
Other income, net:
Interest expense	-	(491)
Interest income	1,381	2,334
Other expense, net	(818)	(76)
Total other income, net	563	1,767
Loss before income tax expense	(7,706)	(12,755)
Income tax expense	361	580
Net loss	$(8,067)	$(13,335)
Other comprehensive income, net:
Unrealized (loss) gain on available-for-sale securities, net	(15)	108
Foreign currency translation gain (loss)	656	(44)
Total other comprehensive income, net	641	64
Comprehensive loss	$(7,426)	$(13,271)
Net loss per share, basic and diluted	$(0.23)	$(0.38)
Weighted-average number of common shares outstanding, basic and diluted	35,357,641	34,726,384

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	34,414,149	$3	$204,268	$76	$(172,405)	$31,942
Issuance of common stock for Bioniz acquisition	849,133	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	289,855	-	165	-	-	165
Common stock repurchased	(298,385)	-	(260)	-	-	(260)
Stock-based compensation expense	-	-	3,997	-	-	3,997
Comprehensive income	-	-	-	64	-	64
Net loss	-	-	-	-	(13,335)	(13,335)
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573
Issuance of common stock under employee stock purchase plan	296,436	-	160	-	-	160
Exercise of stock options	6,375	-	4	-	-	4
Stock-based compensation expense	-	-	3,750	-	-	3,750
Comprehensive income	-	-	-	641	-	641
Net loss	-	-	-	-	(8,067)	(8,067)
Balance at December 31, 2024	35,557,563	$3	$212,084	$781	$(193,807)	$19,061

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(8,067)	$(13,335)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	137	126
Stock-based compensation	3,750	3,997
Net unrealized loss on foreign currency transactions	794	58
Amortization of term loan discount and issuance costs	-	180
Amortization of premium on investments	(754)	(914)
Deferred revenue	(15,728)	(9,349)
Changes in operating assets and liabilities:
Accounts receivable	3,735	(897)
Prepaid expenses and other current assets	2,275	(1,805)
Accounts payable	(1,995)	723
Accrued expenses	(3,164)	(554)
Right-of-use assets and lease liabilities, net	(9)	(13)
Net cash used in operating activities	(19,026)	(21,783)
Investing activities:
Purchases of property and equipment	(85)	(50)
Purchases of short-term investments	(17,601)	(54,712)
Maturities of short-term investments	31,500	50,000
Net cash provided by (used in) investing activities	13,814	(4,762)
Financing activities:
Repayment of notes payable	-	(9,133)
Proceeds from exercise of stock options	4	-
Common stock repurchased	-	(260)
Proceeds from issuance of common stock under employee stock purchase plan	160	165
Net cash provided by (used in) financing activities	164	(9,228)
Effect of exchange rate changes on cash and cash equivalents	(83)	(118)
Net decrease in cash and cash equivalents	(5,131)	(35,891)
Cash and cash equivalents at beginning of period	23,216	59,107
Cash and cash equivalents at end of period	$18,085	$23,216
Supplemental cash flow information:
Cash paid for interest	$-	$946
Cash paid for income taxes	$-	$580

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc., together with its wholly owned subsidiaries (the Company), was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory (immuno-inflammatory) disorders with high unmet medical need. The Company is headquartered in La Jolla, California, and it manages its business as one operating segment. Refer to Note 15 for additional information.

Liquidity and Business Risks

As of December 31, 2024, the Company had $22.6 million in cash and cash equivalents and short-term investments. From inception through December 31, 2024, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s product candidates, itolizumab (EQ001), EQ101, EQ102 and EQ302, and the preclinical development of potential product candidates. The Company’s ultimate success depends upon the outcome of its ongoing research and development activities. The Company has not yet generated product sales and as a result has incurred significant operating losses and negative cash flows from operations. As a result, the Company has an accumulated deficit of $193.8 million as of December 31, 2024. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself.

Management believes that the Company’s cash, cash equivalents and short-term investments as of December 31, 2024, will not be sufficient to fund operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). As a result, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans to mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern include, but are not limited to: (i) accelerating the completion of the Phase 3 EQUATOR study based on reduced enrollment; (ii) not undertaking further development of EQ302 and EQ101; (iii) eliminating certain positions, pausing of prosecution and renewals of patents related to itolizumab, and reducing certain discretionary expenditures; and (iv) raising additional capital through equity offerings, debt offerings, or monetizing assets to meet its obligations. Raising additional capital is necessary for the Company to continue as a going concern. However, since raising capital is outside of the Company's direct control, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets, or obtain new financing on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, which ability would be adversely impacted if the Company's expected FDA feedback is negative, the Company may be required to further curtail or delay its development plans. Further, the Company may need to pursue strategic alternatives, including mergers, or wind up the Company's operations entirely, if the Company is unable to secure additional capital. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

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

Recently Issued and Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This update is effective beginning with the Company's 2024 fiscal year annual reporting period. The Company adopted ASU 2021-08 on January 1, 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on January 1, 2024. The adoption resulted in expanded disclosures within the Company's notes to the consolidated financial statements for its Annual Report on the Form 10-K and its future Form 10-Qs. There was no other impact on our consolidated financial statements. See Note 15 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures around an entity's expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company plans to adopt the standard in its 2027 annual period and is currently assessing the impact this standard will have on the Company's financial statement disclosures.

No other new accounting pronouncements or legislation issued or effective as of December 31, 2024 have had, or are expected to have, a material impact on the Company's consolidated financial statements.

2. Summary of Significant Accounting Policies

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the business of developing novel therapeutics to treat severe immuno-inflammatory disorders with high unmet medical need. See Note 15 for more information on the effects of the adoption of segment reporting.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2024 and 2023, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 9). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of December 31, 2024, the Company had no unbilled accounts receivable. As of December 31, 2023, the Company had unbilled accounts receivable totaling $3.7 million classified as accounts receivable on its consolidated balance sheet. The Company makes judgments as to its ability to collect outstanding receivables and provide an allowance for receivables when collection becomes doubtful. Allowance for credit risk for accounts receivable is established based on various factors including credit profiles of the Company’s customers, historical payments and current economic trends. The Company reviews its allowance for accounts receivable by assessing individual accounts receivable over a specific aging and amount. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect the collectability. Accounts receivable is written-off on a case-by-case basis, net of any amounts that may be collected. As of each of December 31, 2024, and 2023, no credit losses have been recorded by the Company.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Australian research and development tax incentive	$966	$2,054
Other current assets	429	235
Prepaid insurance	426	532
Prepaid other	369	422
Other receivables	178	497
Prepaid clinical development	35	1,008
Total prepaid expenses and other current assets	$2,403	$4,748

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

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the non-clinical or clinical study as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and development personnel as to the progress of studies, or other services being conducted. During the course of a study, the Company adjusts its rate of expense recognition if actual results differ from its estimates. The Company classifies its estimates for accrued research and development expenses as accrued expenses on the accompanying consolidated balance sheets.

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

The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. During the years ended December 31, 2024 and 2023, the Company recorded $1.7 million and $2.0 million, respectively, as a reduction to research and development expenses related to the Tax Incentive. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying consolidated balance sheet. As of December 31, 2024 and 2023, the Company recorded $1.0 million and $2.1 million within prepaid and other current assets attributed to the Tax Incentive, respectively.

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

Contract Assets

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. There are a small number of research and development services that may occur over a period of time, but that period of time is generally very short in duration. Any contract assets that may arise are recorded in accounts receivable in the Company’s consolidated balance sheet net of an allowance for credit losses. The Company's contract assets includes trade accounts receivables from the Ono Asset Purchase Agreement (see Note 8). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of December 31, 2024, the Company had no unbilled accounts receivable. As of December 31, 2023, the Company had unbilled accounts receivable totaling $3.7 million classified as accounts receivable on its consolidated balance sheet.

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

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed an ownership change analysis through December 31, 2024 pursuant to IRC Section 382 and determined that the Company’s ability to offset taxable income in 2024 is not expected to be impacted by ownership changes occurring prior to that date. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company's deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company's tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company's effective tax rate.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended December 31,
	2024	2023
Common stock options	9,023,792	7,031,075
Common stock warrants	1,366,141	1,366,141
Total	10,389,933	8,397,216

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasury securities. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2024	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$14,457	$14,457	$-	$-
U.S. treasury securities (b)	4,490	4,490	-	-
Total assets at fair value	$18,947	$18,947	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2023	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$19,896	$19,896	$-	$-
U.S. treasury securities (b)	17,650	17,650	-	-
Total assets at fair value	$37,546	$37,546	$-	$-

(a) Money Market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.

(b) U.S. treasury securities included in short-term investments in the consolidated balance sheets, are recorded at fair market value, which is determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of December 31, 2024 or 2023.

4. Short-term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. treasury securities	$4,487	$3	$-	$4,490
Total	$4,487	$3	$-	$4,490
December 31, 2023
U.S. treasury securities	$17,632	$18	$-	$17,650
Total	$17,632	$18	$-	$17,650

All of the Company’s available-for-sale securities are available to the Company for use in its current operations and have a maturity within one year of the balance sheet date.

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income in the Company's consolidated balance sheets.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Furniture & fixtures	$58	$60
Machinery & lab equipment	660	584
Computer equipment	23	15
Leasehold improvements	20	20
Less accumulated depreciation and amortization	(499)	(364)
Property and equipment, net	$262	$315

Depreciation expense related to property and equipment was $0.1 million for each of the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, the Company disposed of fully depreciated property and equipment totaling $2,000 and $11,000, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2024 or 2023.

6. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla, California and previously in South San Francisco, California. The Company’s lease of office space in South San Francisco expired in February 2023 and the Company did not renew that lease. The Company’s lease of laboratory space in La Jolla, which was set to expire in February 2025, was renewed for another six months and is set to expire in August 2025, with an option to extend for six additional months through February 2026. The Company's leases of office space in La Jolla expire in February 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.5 million for each of the years ended December 31, 2024 and 2023.

Under the lease arrangements, the Company may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are variable and therefore not included in the measurement of the right-of-use assets and related lease liability but are instead recognized as variable lease expense in the Company's consolidated statements of operations when they are incurred. Variable lease expense, including expenses related to short-term leases, was $0.3 million for each of the years ended December 31, 2024 and 2023.

The Company records its right-of-use-assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the year ended December 31, 2024, is as follows (in thousands, except lease term and discount rate):

December 31, 2024
Balance sheet information
Right-of-use assets	$364
Lease liabilities, current	$197
Lease liabilities, non-current	187
Total lease liabilities	$384
Other information
Weighted average remaining lease term	1.88 years
Weighted average discount rate	8.25%
Supplemental cash flow information
Operating cash outflows from operating leases	$478

Maturities of lease liabilities as of December 31, 2024, were as follows (in thousands):

Year ending December 31,
2025	219
2026	169
2027	28
Total undiscounted lease payments	416
Less: imputed interest	(32)
Total lease liabilities	$384

As of December 31, 2024, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Clinical development	$1,962	$1,850
Accrued payroll and other employee benefits	437	3,054
Income tax accruals	365	-
Other accruals	303	431
Biocon clinical development related to ulcerative colitis study - related party	223	415
Non-clinical research	150	228
Biocon and its subsidiaries chemistry, manufacturing and controls services - related party	43	719
Total accrued expenses	$3,483	$6,697

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

The Company was responsible for conducting all research and development of itolizumab, which has been funded by Ono from July 1, 2022 through October 30, 2024, the end of the option period. On October 30, 2024, the option period expired and the Asset Purchase Agreement automatically terminated pursuant to its terms.

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

The Company assessed, in connection with the upfront and non-creditable payment of JPY 3.5 billion or $25.8 million, invoiced on December 5, 2022, that there was not a significant financing component in the Asset Purchase Agreement. The Company received payment of $26.4 million related to this upfront payment in December 2022 which included a foreign currency realized gain of $0.6 million as the initial invoice for the upfront payment was denominated in JPY.

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

In accordance with ASC 606, the Company determined that the initial transaction price under the Asset Purchase Agreement equaled $102.6 million, consisting of the upfront and non-creditable payment of $25.8 million and the aggregate estimated research and development funding of $76.8 million over the estimated option period. The upfront payment of $25.8 million was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research and development services as the research and development services are the primary component of the combined performance obligations. Revenue associated with the upfront payment was recognized based on actual costs incurred as a percentage of the estimated total costs incurred over the term of the research and development services. Reimbursable research and development costs were recognized as revenue was incurred.

The Company's aggregate research and development funding over the option period, which expired on October 30, 2024, was $67.1 million compared to the original estimate of $76.8 million. The final transaction price was $92.9 million compared to the original estimate of $102.6 million. The lower actual aggregate research and development funding was primarily driven by a shorter option period than estimated as a result of delivery of the interim analysis of the EQUATOR clinical study to Ono earlier than forecasted coupled with lower itolizumab (EQ001) development costs than estimated.

The Company recognized revenue of $41.1 million and $36.1 million under the Asset Purchase Agreement during the years ended December 31, 2024 and 2023, respectively. Such revenue was comprised of $28.3 million associated with development funding and $12.8 million associated with the amortization of the upfront payment during the year ended December 31, 2024. Such revenue was comprised of $27.0 million associated with development funding and $9.1 million associated with the amortization of the upfront payment during the year ended December 31, 2023. As of December 31, 2024, there was no aggregate deferred revenue related to the Asset Purchase Agreement recorded on the consolidated balance sheet.

As of December 31, 2024, the Company has received $67.1 million in cash related to aggregate development funding payments from Ono.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company's affiliates and the Company's sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company's affiliates (but not the Company's sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of December 31, 2024, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

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

On May 25, 2023, the Company prepaid in full all amounts owed under, and terminated, the Loan Agreement. In connection with the prepayment and termination of the Loan Agreement, the Company paid a total of approximately $6.8 million, which consisted of (i) the remaining principal amount and interest outstanding of approximately $6.2 million as of the date of the repayment, (ii) a prepayment fee of approximately $62,000, (iii) a final payment of approximately $0.5 million, and (iv) the remainder for transaction expenses. Following the termination of the Loan Agreement, the Company has no further obligations under the Loan Agreement.

10. Stockholders’ Equity

As of December 31, 2024, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 35,557,563 and 35,254,752 shares of common stock outstanding as of December 31, 2024 and 2023, respectively.

2023 ATM Facility

In October 2023, the Company entered into an at-the-market facility with Jefferies LLC (Jefferies), under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as the Company’s sales agent (the 2023 ATM Facility). As of the filing of this Annual Report on form 10-K, the Company has not sold any shares under the 2023 ATM Facility.

Authorization of Stock Repurchase Program

In July 2023, our board of directors authorized a stock repurchase program pursuant to which we may repurchase up to $7.5 million of shares of our common stock through December 31, 2024. During the year ended December 31, 2024, there were no repurchases of our common stock under the stock repurchase program. During the year ended December 31, 2023, we repurchased 298,385 shares of our common stock under the stock repurchase program for a total of $0.3 million. This program expired as of December 31, 2024.

Repricing of Outstanding Options

On August 7, 2023, the Company’s board of directors approved an option repricing, which was effective on August 14, 2023 (the Effective Date). The repricing applied to outstanding options to purchase shares of the Company’s common stock that, as of the Effective Date, were held by the Company’s employees, officers and certain non-employee directors (the Outstanding Options), to the extent such Outstanding Options have an exercise price in excess of the closing trading price of the Company’s common stock on the Effective Date, and were granted under the Company’s 2017 Equity Incentive Plan (the 2017 Plan) or 2018 Equity Incentive Plan (the 2018 Plan). As of the Effective Date, 6,628,589 of the Outstanding Options were repriced such that the exercise price per share for such Outstanding Options was reduced to the closing trading price of the Company’s common stock on the Effective Date, except that a premium exercise price would apply for certain exercises, as further described below. The Outstanding Options that were repriced on the Effective Date (the Repriced Options) included the Outstanding Options held by the Company’s executive officers and certain non-employee directors.

If a Repriced Option was exercised prior to the Retention Period End Date (as defined below), or the option holder’s employment or service terminated under certain circumstances prior to the Retention Period End Date, the option holder would have been required to pay a premium price equivalent to the original exercise price per share of the Repriced Options. The “Retention Period End Date” means the earliest of (i) the date 18 months following the Effective Date, (ii) a Change in Control (as defined in the 2018 Plan), and (iii) the option holder’s termination of Continuous Service (as defined in the 2018 Plan) as a result of death, disability or certain other not for Cause (as defined in the 2018 Plan) terminations.

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

During the year ended December 31, 2024 and 2023, the Company recognized incremental stock-based compensation expense totaling $0.7 million and $0.3 million, respectively, associated with the repricing which is included in general and administrative and research and development expense on the consolidated statement of operations and comprehensive loss.

2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Plan which replaced the Company’s legacy 2017 Plan. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards. As of December 31, 2024, the 2018 Plan had a maximum of 340,109 total shares available for issuance. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to 5.0% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board.

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

2024 Inducement Plan

On March 6, 2024, upon the recommendation of the Compensation Committee of the Company’s board of directors, the Company’s board of directors adopted and approved the Company’s 2024 Inducement Plan (the Inducement Plan) to reserve 1,500,000 shares of the Company's common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In addition, the Company's board of directors adopted and approved forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2018 Equity Incentive Plan (the 2018 Plan). As of December 31, 2024, there are no options outstanding under the 2024 Inducement Plan.

Stock Options

The following summarizes stock option activity for the year ended December 31, 2024:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2023 (b)	7,031,075	$0.90
Granted	2,260,700	$0.79
Exercised	(6,375)	$0.60
Forfeitures and cancellations	(261,608)	$0.87
Balances as of December 31, 2024 (b)	9,023,792	$0.87	6.95	$58
Options exercisable as of December 31, 2024 (b)	5,458,356	$0.94	5.93	$19
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2024 of $0.75 and the price of the underlying options.
(b)
The weighted-average exercise price per share of the options outstanding and exercisable as of December 31, 2024, includes the impact of the repricing of 6,628,589 options on August 14, 2023, at $0.785 per share.

For the years ended December 31, 2024 and 2023, the weighted-average grant date fair value of stock options granted per share was equal to $0.56 and $0.69, respectively.

As of December 31, 2024, unrecognized compensation expense related to unvested stock options was $2.8 million and is expected to be recognized over a weighted-average period of 2.38 years.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company's common stock on the date of exercise, of stock options exercised during the year ended December 31, 2024 was $2,000. Cash received from stock option exercises for the year ended December 31, 2024 was $4,000. There were no stock option exercises during the year ended December 31, 2023.

The fair value of stock options that vested in the years ended December 31, 2024 and 2023 was $2.4 million and $4.1 million, respectively.

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

As of December 31, 2024, the Company had issued 893,708 shares of common stock under the ESPP, 296,436 of which were issued during the year ended December 31, 2024. The Company had 1,026,222 shares available for future issuance under the ESPP as of December 31, 2024.

Stock-based Compensation Expense

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the consolidated statement of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,413	$1,549
General and administrative	2,337	2,448
Total	$3,750	$3,997

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.98%	3.93%
Expected volatility	79.10%	78.22%
Expected term (in years)	6.03	6.04
Expected dividend yield	0%	0%

Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected volatility. Due to the Company’s limited operating history and lack of company-specific historical volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Stock options issued and outstanding	9,023,792	7,031,075
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	340,109	576,464
Awards available under the 2024 Inducement Plan	1,500,000	-
2018 Employee Stock Purchase Plan	1,026,222	979,383
Total	13,256,264	9,953,063

11. Commitments and Contingencies

Leases and Other Commitments

As of December 31, 2024, the Company leased certain office and laboratory space in La Jolla, California under non-cancelable operating leases, including a lease for laboratory space that expires in August 2025 and leases for office space that expire in February 2027. The Company previously leased office space in South San Francisco, California under a lease that expired in February 2023.

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

Litigation

As of December 31, 2024, there was no litigation against the Company.

12. Income Taxes

The components of loss before income tax provision for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
U.S.	$(6,008)	$(7,659)
Foreign	(1,698)	(5,096)
	$(7,706)	$(12,755)

During the year ended December 31, 2024, the Company recorded a current federal and state tax expense of $340,000 and $21,000, respectively. During the year ended December 31, 2023, the Company recorded a current federal tax expense of $564,000 and a current state expense of $16,000. During the years ended December 31, 2024 and 2023, the Company did not record a deferred federal or state income tax expense.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Income taxes at statutory rates	$(1,618)	$(2,679)
State income tax, net of federal benefit	(1,364)	1,802
Stock-based compensation	87	(728)
Officers compensation	122	1,379
Permanent items	101	55
Uncertain tax positions	564	-
Research and orphan drug credits	(1,146)	(619)
Foreign rate differential	488	448
Change in valuation allowance	3,127	922
Total	$361	$580

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$27,546	$19,562
Credits	10,009	8,314
Capitalized research expenditures	10,364	4,235
Deferred revenue	-	12,748
Equity compensation	2,379	1,801
Other	757	781
Total deferred tax assets	51,055	47,441
Valuation allowance	(50,931)	(47,213)
Total deferred tax assets, net of allowance	$124	$228
Deferred tax liabilities:
Operating lease right-of-use asset	(77)	(167)
Other	(47)	(61)
Total deferred tax liabilities	$(124)	$(228)

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $50.9 million as of December 31, 2024, as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $3.7 million during the year ended December 31, 2024.

At December 31, 2024, the Company had federal and state tax loss carryforwards of approximately $127.5 million and $98.5 million, respectively. The federal net operating loss carryover includes $127.5 million of net operating losses generated subsequent to 2017. Federal net operating losses, generated after December 31, 2017, carryover indefinitely but the deductibility of such federal net operating losses is limited to 80% of taxable income. The state net operating loss carryforwards, begin to expire in 2038 unless previously utilized. The Company has $4.4 million of Australian net operating loss carryforwards as of December 31, 2024, that are carried forward indefinitely.

At December 31, 2024, the Company had federal and state tax credit carryforwards of approximately $7.7 million and $2.9 million, respectively, after reduction for uncertain tax positions. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2035, if unused, and the state credits carryforward indefinitely.

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed an ownership change analysis through December 31, 2024, pursuant to IRC Section 382 and determined that the Company’s ability to offset taxable income in 2024 is not expected to be impacted by ownership changes occurring prior to that date. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company's deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company's tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company's effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Unrecognized tax benefits – beginning	$6,075	$5,879
Gross increases – tax positions in prior period	580	83
Gross increase – current-period tax positions	265	113
Unrecognized tax benefits – ending	$6,920	$6,075

The unrecognized tax benefit amounts are reflected in the determination of the Company's deferred tax assets and tax payables. As of December 31, 2024, the Company had unrecognized tax benefits totaling $0.6 million, which, if recognized, would affect the Company's effective tax rate. As of December 31, 2023, there were no unrecognized tax benefits that would affect the Company's effective tax rate. The Company does not foresee any material changes to its liability for uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheet as of December 31, 2024, and has not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2024.

All tax years for both federal and state purposes remain open and subject to examination by tax jurisdictions. The Company is subject to taxation in the United States, various U.S. state jurisdictions and Australia.

During the year ended December 31, 2024 and 2023, income tax expense was $0.4 million and $0.6 million. The Company’s 2024 and 2023 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

13. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company did not make any contributions for the years ended December 31, 2024 or 2023.

14. Related Party Transactions

On April 7, 2022, the Company entered into an agreement with Biocon, who is a holder of more than 5% of the Company’s common stock, to collaborate on and co-fund a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis that is being conducted by Biocon in India. The Company expects its share of the total clinical study costs will be approximately $1.4 million. During the year ended December 31, 2024 and 2023, the Company recognized $0.4 million and $0.5 million, respectively, of research and development expense related to its portion of the total clinical study costs. As of December 31, 2024 and 2023, the Company had accrued expenses totaling $0.2 million and $0.4 million, respectively, and no amounts invoiced by and payable to Biocon related to the Company’s portion of the total clinical study costs.

In February 2020, the Company entered into a master services agreement with Syngene International Limited (Syngene), a wholly-owned subsidiary of Biocon, for CMC services associated with itolizumab development (the Syngene MSA). In July 2023, the Company issued a signed work order under the Syngene MSA totaling $5.4 million for CMC activities related to the development of a pre-filled syringe product presentation for itolizumab. The Company stopped the majority of the work related to this work order in the third quarter of 2024. In addition, the Company entered into a work order for stability studies with Syngene in June 2024 totaling $0.1 million. As of December 31, 2024, the work orders under the Syngene MSA totaled $1.0 million, all of which has been expensed inception-to-date.

The Company was also working with Biocon on several CMC projects in preparation for a potential BLA filing related to itolizumab as well as purchases for drug product and had entered into several purchase orders totaling approximately $6.5 million, of which $3.8 million has been expensed inception-to-date. As of October 30, 2024, the Company paused the majority of work related to those CMC projects.

During the years ended December 31, 2024 and 2023, the Company recognized research and development expenses totaling $3.7 million and $1.0 million, respectively, related to the Biocon and Syngene CMC agreements. As of December 31, 2024 and 2023, the Company had accrued expenses totaling $43,000 and $0.7 million, respectively, and $0.6 million and $26,000, respectively, was invoiced by and payable to Biocon and Syngene.

The majority of the aforementioned expenses associated with work performed by Biocon or its affiliates related to itolizumab development were reimbursed by Ono pursuant to the terms of the Asset Purchase Agreement during the Ono option period which expired on October 30, 2024.

The Company classifies its accruals related to these activities as accrued expenses on the accompanying consolidated balance sheets. The Company classifies amounts invoiced by and payable to Biocon and Syngene as accounts payable on the accompanying consolidated balance sheets.

15. Segment Reporting

The Company operates through a single operating and reportable segment focused on the business of developing novel therapeutics to treat immuno-inflammatory disorders with high unmet medical need. The Company manages all business activities on a consolidated basis. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expense categories regularly provided to the CODM include research and development and general and administrative expenses. These expense categories are reported as separate line items in our consolidated statements of operations and comprehensive loss. All our revenue is attributable to the United States and to our single operating segment.