Form 10-Q
period 2025-03-31
Equillium, Inc.
filed 2025-05-14
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 35,719,317 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,502	$18,085
Short-term investments	-	4,490
Prepaid expenses and other current assets	1,714	2,403
Total current assets	16,216	24,978
Operating lease right-of-use assets	280	364
Property and equipment, net	233	262
Total assets	$16,729	$25,604
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,058	$2,676
Accrued expenses	2,798	3,483
Current portion of operating lease liabilities	146	197
Total current liabilities	6,002	6,356
Long-term operating lease liabilities	149	187
Total liabilities	6,151	6,543
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 35,719,317 and 35,557,563 shares issued and outstanding as of March 31, 2025 and December 31, 2024	3	3
Additional paid-in capital	212,305	212,084
Accumulated other comprehensive income	731	781
Accumulated deficit	(202,461)	(193,807)
Total stockholders' equity	10,578	19,061
Total liabilities and stockholders' equity	$16,729	$25,604

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended March 31,	Three months Ended March 31,
	2025	2024
Revenue	$-	$10,689
Operating expenses:
Research and development	5,924	9,743
General and administrative	2,946	3,737
Total operating expenses	8,870	13,480
Loss from operations	(8,870)	(2,791)
Other income, net:
Interest income	173	439
Other income (expense), net	43	(382)
Total other income, net	216	57
Net loss	$(8,654)	$(2,734)
Other comprehensive (loss) income, net:
Unrealized loss on available-for-sale securities, net	(3)	(22)
Foreign currency translation (loss) gain	(47)	305
Total other comprehensive (loss) income, net	(50)	283
Comprehensive loss	$(8,704)	$(2,451)
Net loss per share, basic and diluted	$(0.24)	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	35,586,861	35,254,752

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573
Stock-based compensation expense	-	-	972	-	-	972
Comprehensive income	-	-	-	283	-	283
Net loss	-	-	-	-	(2,734)	(2,734)
Balance at March 31, 2024	35,254,752	$3	$209,142	$423	$(188,474)	$21,094

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	35,557,563	$3	$212,084	$781	$(193,807)	$19,061
Stock-based compensation expense	-	-	621	-	-	621
Exercise of stock options	52,344		38	-	-	38
Issuance of common stock under ATM, net of issuance costs	109,410	-	(438)	-	-	(438)
Comprehensive loss	-	-	-	(50)	-	(50)
Net loss	-	-	-	-	(8,654)	(8,654)
Balance at March 31, 2025	35,719,317	$3	$212,305	$731	$(202,461)	$10,578

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(8,654)	$(2,734)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	33	32
Stock-based compensation	621	972
Net unrealized (gain) loss on foreign currency transactions	(49)	383
Amortization of investments, net	(14)	(278)
Deferred revenue	-	(2,368)
Changes in operating assets and liabilities:
Accounts receivable	-	(1,313)
Prepaid expenses and other current assets	303	(520)
Accounts payable	381	(1,959)
Accrued expenses	(786)	(1,011)
Right-of-use assets and lease liabilities, net	(4)	(4)
Net cash used in operating activities	(8,169)	(8,800)
Investing activities:
Purchases of property and equipment	(4)	(19)
Purchases of short-term investments	-	(7,312)
Maturities of short-term investments	4,500	4,500
Net cash provided by (used in) investing activities	4,496	(2,831)
Financing activities:
Proceeds from exercise of stock options	38	-
Proceeds from issuance of common stock under ATM facility, net of issuance costs	53	-
Net cash provided by financing activities	91	-
Effect of exchange rate changes on cash and cash equivalents	(1)	(17)
Net decrease in cash and cash equivalents	(3,583)	(11,648)
Cash and cash equivalents at beginning of period	18,085	23,216
Cash and cash equivalents at end of period	$14,502	$11,568
Supplemental cash flow information:
Amounts included in accounts payable for purchases of property and equipment	$-	$59
ATM facility issuance costs in accrued expenses	$99	$-
ATM facility issuance costs reclassed from other current assets	$392	$-

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc., together with its wholly owned subsidiaries (the Company), was incorporated in the state of Delaware on March 16, 2017. The Company is a clinical-stage biotechnology company leveraging a deep understanding of immunobiology to develop novel therapeutics to treat severe autoimmune and inflammatory (immuno-inflammatory) disorders with high unmet medical need. The Company is headquartered in La Jolla, California, and it manages its business as one operating segment. Refer to Note 5 for additional information.

Liquidity and Business Risks

As of March 31, 2025, the Company had $14.5 million in cash and cash equivalents. From inception through March 31, 2025, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s product candidates, itolizumab (EQ001), EQ101, EQ102, and the preclinical development of EQ504 and EQ302. Subsequent to March 31, 2025, the Company paused its research and development activities pending the Company's ability to raise capital in the immediate term. The Company’s ultimate success depends upon its ability to raise capital in the second quarter of 2025 and, if successful, the outcome of its planned or future research and development activities. The Company has not yet generated product sales and as a result has incurred significant operating losses and negative cash flows from operations. As a result, the Company has an accumulated deficit of $202.5 million as of March 31, 2025. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. If the Company is unsuccessful in raising additional capital during the second quarter of 2025, the Company expects it will need to promptly pursue strategic alternatives, including mergers, or wind up the Company's operations entirely.

Management believes that the Company’s cash and cash equivalents as of March 31, 2025, will not be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC). As a result, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans to mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern include, but are not limited to: (i) accelerating the closure of the Phase 3 EQUATOR study; (ii) not undertaking further development of EQ504 and EQ302; (iii) eliminating certain positions, pausing of prosecution and renewals of patents related to itolizumab, and reducing certain discretionary expenditures; and (iv) raising additional capital through equity offerings, debt offerings, or monetizing assets to meet its obligations. Raising additional capital in the immediate term is necessary for the Company to continue as a going concern. However, since raising capital is outside of the Company's direct control, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets, or obtain new financing on commercially acceptable terms, if at all. If the Company is unable to raise additional capital, the Company may be required to further delay its development plans, including those related to EQ504, itolizumab (EQ001) and EQ302. Further, the Company may need to pursue strategic alternatives, including mergers, or wind up the Company's operations entirely, if the Company is unable to secure additional capital. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures around an entity's expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company plans to adopt the standard in its 2027 annual period and is currently assessing the impact this standard will have on the Company's consolidated financial statement disclosures.

No other new accounting pronouncements or legislation issued or effective as of March 31, 2025 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the business of developing novel therapeutics to treat severe immuno-inflammatory disorders with high unmet medical need. See Note 5 for more information on the effects of the adoption of segment reporting.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2025 and December 31, 2024, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Australian research and development tax incentive	$972	$966
Prepaid clinical development	27	35
Prepaid insurance	311	426
Other receivables	73	178
Prepaid other	295	369
Other current assets	36	429
Total prepaid expenses and other current assets	$1,714	$2,403

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

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the non-clinical or clinical study as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and development personnel as to the progress of studies, or other services being conducted. During the course of a study, the Company adjusts its rate of expense recognition if actual results differ from its estimates. The Company classifies its estimates for accrued research and development expenses as accrued expenses on the accompanying condensed consolidated balance sheets.

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

The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. During the three months ended March 31, 2025, the Company did not record a reduction to research and development expenses related to the Tax Incentive. During the three months ended March 31, 2024, the Company recorded $1.0 million as a reduction to research and development expenses related to the Tax Incentive. The Company classifies its estimates for the Tax Incentive refunds as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company recorded $1.0 million and $1.0 million, respectively, within prepaid and other current assets attributed to the Tax Incentive.

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

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the condensed consolidated statements of operations.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2025	2024
Common stock options	10,164,266	9,046,727
Common stock warrants	1,366,141	1,366,141
Total	11,530,407	10,412,868

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	March 31,	for Identical	Observable	Inputs
	2025	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$13,141	$13,141	$-	$-
Total assets at fair value	$13,141	$13,141	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2024	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	14,457	14,457
U.S. treasury securities (b)	4,490	4,490	-	-
Total assets at fair value	$18,947	$18,947	$-	$-

(a) Money Market funds included in cash and cash equivalents in the condensed consolidated balance sheets, are valued at quoted market prices in active markets.

(b) U.S. treasury securities included in short-term investments in the condensed consolidated balance sheets, are recorded at fair market value, which is determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of March 31, 2025 or December 31, 2024.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. treasury securities	1 or less	$4,487	3	-	$4,490
Total		$4,487	$3	$-	$4,490

The Company does not have any available-for-sale securities as of March 31, 2025. All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets.

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued payroll and other employee benefits	$198	$437
Clinical development	1,266	1,962
Biocon and its subsidiaries chemistry, manufacturing and controls services - related party	33	43
Biocon clinical development related to ulcerative colitis study - related party	228	223
Non-clinical research	59	150
Other accruals	649	303
Income tax accruals	365	365
Total accrued expenses	$2,798	$3,483

5. Segment Reporting

The Company operates through a single operating and reportable segment focused on the business of developing novel therapeutics to treat immuno-inflammatory disorders with high unmet medical need. The Company manages all business activities on a consolidated basis. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the condensed consolidated statements of operations and comprehensive loss as net loss. The measure of the operating segment assets is reported on the condensed consolidated balance sheet as total assets.

The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expense categories regularly provided to the CODM include research and development and general and administrative expenses. These expense categories are reported as separate line items in our condensed consolidated statements of operations and comprehensive loss. All our revenue is attributable to the United States and to our single operating segment.

6. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla, California. The Company’s lease of laboratory space in La Jolla, which was set to expire in February 2025, was renewed for another six months and is set to expire in August 2025, with an option to extend for six additional months through February 2026. The Company's lease of office space in La Jolla expire in February 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates and include rent holidays and provide for additional renewal periods.

Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million for each of the three months ended March 31, 2025 and 2024.

Under the lease arrangements, the Company may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are variable and therefore not included in the measurement of the right-of-use assets and related lease liability but are instead recognized as variable lease expense in the Company's condensed consolidated statements of operations when they are incurred. Variable lease expense, including expenses related to short-term leases, was $0.1 million for each of the three months ended March 31, 2025 and 2024.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the three months ended March 31, 2025 and 2024, respectively, is as follows (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating leases	$96	$122
Weighted-average remaining lease term - operating leases (in years)	1.92	2.11
Weighted-average discount rate - operating leases	8.25%	8.25%

As of March 31, 2025, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

The Company was responsible for conducting all research and development of itolizumab, which had been funded by Ono from July 1, 2022 through October 30, 2024, the end of the option period. On October 30, 2024, the option period expired and the Asset Purchase Agreement automatically terminated pursuant to its terms.

During the three months ended March 31, 2025, there was no revenue recognized under the Asset Purchase Agreement. During the three months ended March 31, 2024, the Company recognized revenue of $10.7 million under the Asset Purchase Agreement consisting of $8.0 million associated with development funding and $2.7 million associated with the amortization of the upfront payment.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of March 31, 2025, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

8. Stockholders’ Equity

2023 ATM Facility

In October 2023, the Company entered into an at-the-market facility with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as the Company's sales agent (the 2023 ATM Facility). During the three months ended March 31, 2025, we sold an aggregate of 109,410 shares of common stock under the 2023 ATM Facility for gross proceeds of approximately $55,000. There were no shares sold under the 2023 ATM Facility from October 2023 through December 31, 2024. Issuance costs related to the 2023 ATM totaled $0.5 million inception-to-date. Since March 31, 2025 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no additional sales of the Company's stock under the 2023 ATM Facility.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2025:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2024	9,023,792	$0.87
Granted	1,838,000	$0.77
Exercised	(52,344)	$0.74
Forfeitures and cancellations	(645,182)	$1.29
Balances as of March 31, 2025	10,164,266	$0.83	7.07	$-
Options exercisable as of March 31, 2025	6,012,097	$0.87	5.84	$-
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2025 of $0.39 and the price of the underlying options.

At March 31, 2025, unamortized stock compensation for stock options was $3.2 million, with a weighted-average recognition period of 2.96 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$210	$370
General and administrative	411	602
Total	$621	$972

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	March 31,	December 31,
	2025	2024
Stock options issued and outstanding	10,164,266	9,023,792
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	925,169	340,109
Awards available under the 2024 Inducement Plan	1,500,000	1,500,000
Employee stock purchase plan	1,369,497	1,026,222
Total	15,325,073	13,256,264

9. Income Taxes

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

There was no income tax expense recorded for the three months ended March 31, 2025 and 2024 respectively. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

10. Related Party Transactions

On April 7, 2022, the Company entered into an agreement with Biocon, who is a holder of more than 5% of the Company’s common stock, to collaborate on and co-fund a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis that is being conducted by Biocon in India. The Company expects its share of the total clinical study costs will be approximately $1.4 million. During each of the three month periods ended March 31, 2025 and 2024, the Company recognized $5,000 and $0.1 million of research and development expense related to its portion of the total clinical study costs. As of March 31, 2025 and December 31, 2024, the Company had accrued expenses totaling $0.2 million for both periods and there were no amounts invoiced by and payable to Biocon related to the Company’s portion of the total clinical study costs.

In February 2020, the Company entered into a master services agreement with Syngene International Limited (Syngene), a wholly-owned subsidiary of Biocon, for chemistry, manufacturing and controls (CMC) services associated with itolizumab development (the Syngene MSA). In July 2023, the Company issued a signed work order under the Syngene MSA totaling $5.4 million for CMC activities. The Company stopped the majority of the work related to this work order in the third quarter of 2024. In addition, the Company entered into a work order for stability studies with Syngene in June 2024 totaling $0.1 million, which was completed as of March 31, 2025. In 2024, the Company entered into purchase orders for CMC projects and purchases of drug product with Biocon totaling approximately $6.5 million. As of October 30, 2024, the Company paused the majority of work related to those CMC projects. During the three months ended March 31, 2025 and 2024, the Company recognized research and development expenses totaling $0.1 million and $1.0 million, respectively, related to the Biocon and Syngene CMC agreements. As of March 31, 2025 and December 31, 2024, the Company had accrued expenses totaling $33,000 and $43,000, respectively, and $0.1 million and $0.6 million, respectively, was invoiced by and payable to Biocon and Syngene.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 27, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Equillium, Inc.

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

As of March 31, 2025, we had $14.5 million in cash and cash equivalents. From inception through March 31, 2025, substantially all of our efforts have been focused on research, development and the advancement of our product candidates, itolizumab (EQ001), EQ101, EQ102, and the preclinical development of EQ504 and EQ302. Subsequent to March 31, 2025, we paused our research and development activities pending our ability to raise capital in the immediate term. Our ultimate success depends upon our ability to raise capital in the second quarter of 2025, and if successful, the outcome of our planned or future research and development activities. If we succeed in raising additional capital, we expect to incur additional losses to conduct research and development and will need to raise additional capital to fully implement management’s business plan. We intend to raise such capital through a combination of equity offerings, debt financings, and collaboration and license agreements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. If we are unsuccessful in raising additional capital during the second quarter of 2025, we expect we will need to promptly pursue strategic alternatives, including mergers, or wind up the company’s operations entirely.

We are currently focused on raising additional capital to advance the preclinical development of EQ504, a novel aryl hydrocarbon receptor, or AhR, modulator, and subject to raising additional capital during the second quarter of 2025, expect to be ready to initiate a first-in-human Phase 1 clinical study in the first quarter of 2026. Modulation of AhR has been shown to have a beneficial impact on tissue barrier function, inflammation, cell development and tumor suppression. We initially intend to develop EQ504 for the treatment of ulcerative colitis, or UC, with potential indication expansion opportunities in lung diseases. We acquired the exclusive worldwide rights to EQ504 through the acquisition of Ariagen, Inc., or Ariagen, in October 2024. Ariagen was majority owned by Decheng Capital, who is the largest stockholder of Equillium.

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

In the EQUATOR study, itolizumab (EQ001) was observed to be generally well-tolerated with an adverse event profile consistent with prior clinical experience and consistent with this severe aGVHD patient population. In totality, we believe these outcomes, particularly longer-term maintenance of achieved response, may offer a profound and clinically meaningful benefit for patients having aGVHD where high rates of mortality and disease recurrence persist with current treatments. As a result, in March 2025, we submitted data from the EQUATOR study and a request for Breakthrough Therapy Designation, or BTD, to the Federal Drug Administration, or FDA, and requested a meeting to discuss the sufficiency of the data for supporting a regulatory path forward for approval. In April 2025, we conducted a Type D meeting with the FDA, at which time the FDA declined to grant BTD or support an accelerated approval pathway based on the EQUATOR study data. The FDA highlighted its attention to achieving response outcomes at Day 29, per existing FDA guidance; however, the FDA did indicate openness to evaluating other endpoints, including longer term outcomes, provided independent data supports the validity of such endpoints. Based on this feedback we plan to accelerate closure of the EQUATOR study. We will continue to evaluate options to advance or partner itolizumab for planned or future clinical development that will likely be needed to support potential approval.

We acquired the exclusive worldwide rights to EQ101 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates, such as EQ302, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. That product discovery platform can be leveraged to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways. Our selection of current and future indications is driven by our analysis of the scientific, translational, clinical and commercial rationale for advancing our product candidates into further development.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical development of EQ504 and EQ302, filing three Investigational New Drug applications, or INDs, conducting clinical development of itolizumab (EQ001), EQ101 (a clinical-stage, first-in-class, selective, tri-specific inhibitor of IL-2, IL-9 and IL-15) and EQ102 (a clinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21), conducting chemistry, manufacturing and controls, or CMC, and formulation development activities, conducting business development activities such as the acquisitions of Bioniz and Ariagen, the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd., or Ono, and other transactions not completed, implementing a prior stock repurchase program, and the general and administrative activities associated with operating a public company. Furthermore, in connection with our acquisitions, we expanded our pipeline to multiple product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from our Asset Purchase Agreement with Ono, related to a one-time, upfront payment from Ono in exchange for an exclusive option to acquire our rights to itolizumab (EQ001), or the Option, as well as from itolizumab (EQ001) development funding from Ono. Ono made a strategic business decision to allow its Option to expire on October 30, 2024 and, as a result, the Asset Purchase Agreement automatically terminated on that date pursuant to its terms. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the three months ended March 31, 2025 and 2024, our net losses were $8.7 million and $2.7 million, respectively. As of March 31, 2025, we had an accumulated deficit of $202.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future if we advance our research and development activities, including any future development of EQ504, itolizumab (EQ001) and EQ302, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. Although we have implemented operating changes and plan to take further actions as necessary to decrease our expenditures and conserve our cash, we expect that our existing cash and cash equivalents as of March 31, 2025, will enable us to fund our operations into the third quarter of 2025, based on certain assumptions and estimates that may prove to be inaccurate. As a result, there is substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital in the second quarter of 2025, we expect to incur material expenses and operating losses in connection with pursuing strategic alternatives, including mergers, or winding up our operations.

We do not expect to generate any revenues from product sales unless and until we successfully resume and complete development and obtain regulatory approval for EQ504, itolizumab (EQ001), EQ302, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including from diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Our failure to raise capital or enter into such other arrangements in the second quarter of 2025 will have a negative impact on our financial condition and could force us to further delay or terminate our research and development programs or other operations, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or wind up our operations. If we wind up our operations or otherwise enter into another strategic transaction, our investors may lose all or substantially all of their investment.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. In 2022, 2023 and 2024, our revenues were derived from an upfront payment under the Asset Purchase Agreement as well as from development funding from Ono. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues, if we resume development activities, will depend on the successful development and eventual commercialization of EQ504, itolizumab (EQ001), EQ302, and any future product candidates. If we fail to resume and complete the development of EQ504, itolizumab (EQ001), EQ302, or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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
•
external expenses related to CMC and supply of drug product; and
•
costs related to general overhead expenses such as travel, insurance, rent expenses, lab supplies and equipment associated with our research and development activities.

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

We plan to continue to incur substantial research and development expenses for the foreseeable future if we are able to successfully raise additional capital and resume and complete development of EQ504, itolizumab (EQ001) and EQ302, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire or develop new product candidates. The successful development of EQ504, itolizumab (EQ001) and EQ302 is highly uncertain. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

Completion of planned or future clinical studies may take several years or more, and the length of time generally varies according to the type, complexity, novelty, and intended use of a product candidate. The cost of planned or future clinical studies may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•
per patient clinical study costs;
•
the number of planned or future clinical studies required for approval;
•
the number of sites and the number of countries included in our planned or future clinical studies;
•
the length of time required to enroll suitable patients;
•
the inefficiencies and additional costs related to any delays and potential restarts of planned or future clinical studies;
•
the number of doses that patients receive;
•
the number of patients that participate in our planned or future clinical studies;
•
the drop-out or discontinuation rates of patients in our planned or future clinical studies;
•
the duration of patient follow-up;

•
potential additional safety monitoring or other studies requested by regulatory agencies;
•
the number and complexity of procedures, analyses and tests performed during our planned or future clinical studies;
•
the costs of procuring drug product for our planned or future clinical studies;
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

We anticipate that our general and administrative expenses will increase in future periods, if we resume development activities of EQ504, itolizumab (EQ001) and EQ302, reflecting an expanding infrastructure, increased legal, audit, tax and other professional fees associated with being a public company and maintaining compliance with stock exchange listing and SEC requirements, director and officer insurance premiums associated with being a public company, and accounting and investor relations costs. In addition, if we obtain regulatory approval for any product candidate, we expect to incur expenses associated with building the infrastructure and capabilities to commercialize such product. However, the timing of any such approval is highly uncertain, and it may be several years, if ever, that we receive any such regulatory approval.

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and short-term investments, and is recognized when earned.

Other Income (Expense), net

Other income (expense), net consists primarily of net foreign currency transaction gains and losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$-	$10,689	$(10,689)
Research and development	5,924	9,743	(3,819)
General and administrative	2,946	3,737	(791)
Interest income	173	439	(266)
Other income (expense), net	43	(382)	425

Revenue

During the three months ended March 31, 2025, there was no revenue recognized under our Asset Purchase Agreement with Ono. During the three months ended March 31, 2024, we recognized revenue of $10.7 million under our Asset Purchase Agreement with Ono. For the three months ended March 31, 2024, development funding represented $8.0 million and amortization of the upfront payment represented $2.7 million. Ono made a strategic business decision to allow its Option to expire on October 30, 2024 and, as a result, the Asset Purchase Agreement automatically terminated on that date pursuant to its terms.

Research and Development Expenses

Research and development expenses were $5.9 million and $9.7 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $3.8 million in research and development expenses primarily related to a decrease in clinical development expenses due to the wind down of our clinical studies and CMC activities as well as a decrease in employee compensation and benefits and consulting expenses offset by higher non-clinical expenses, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $3.7 million for the three-month periods ended March 31, 2025 and 2024, respectively. The decrease of $0.8 million in general and administrative expenses was primarily due to a decrease in employee compensation and benefits during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Interest Income

Interest income was $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest income was primarily due to lower average cash, cash equivalents and short-term investment balances during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Other Income (Expense), net

Other income (expense), net was income of $43,000 for the three months ended March 31, 2025, compared to an expense of $0.4 million for the three months ended March 31, 2024. The change relates primarily to an increase in net foreign currency transaction unrealized gains during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

From inception through March 31, 2025, we have financed our operations primarily through the sale of equity and debt securities and income generated from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of March 31, 2025, we had an accumulated deficit of $202.5 million and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2025, we had $14.5 million in cash and cash equivalents.

Sources of Liquidity

2023 ATM Facility

In October 2023, we entered into an at-the-market facility with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent, or the 2023 ATM Facility. During the three months ended March 31, 2025, we sold an aggregate of 109,410 shares of common stock under the 2023 ATM Facility for gross proceeds of approximately $55,000. There were no shares sold under the 2023 ATM Facility from October 2023 through December 31, 2024. Issuance costs related to the 2023 ATM totaled $0.5 million inception-to-date. Since March 31, 2025 and through the date of the filing of this quarterly report on Form 10-Q, there have been no additional sales of the Company's stock under the 2023 ATM Facility.

Funding Requirements

Although we have implemented operating changes and plan to take further action as necessary to decrease our spending and conserve our cash, subject to raising additional capital, we anticipate our expenses to potentially increase substantially as we advance our research and development activities, including potentially resuming development of our preclinical assets, EQ504 and EQ302, and our clinical asset, itolizumab (EQ001). We expect that our primary uses of capital will be for non-clinical research, clinical development, CMC activities, formulation development, product supply, potential acquisition of new products, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

Our funding requirements are significant, difficult to predict, and will be challenging to resolve. As a result, we have evaluated a variety of different adjustments to our operating plans to preserve cash and extend our runway. While we have planned budgets for various scenarios, there can be no certainty that we have captured all potential scenarios.

We believe that our cash and cash equivalents as of March 31, 2025 can fund operations into the third quarter of 2025, based on certain assumptions and estimates that may prove to be inaccurate. As a result, there is substantial doubt about our ability to continue as a going concern. Our projected cash runway is based on estimates of reduced expenses related to cash savings initiatives and operational changes including closing out the Phase 3 EQUATOR study, not undertaking further development activities related to EQ504, EQ302 or any other planned or future preclinical programs or product candidates, eliminating certain positions, pausing of prosecution and renewals of patents related to itolizumab, and reducing certain discretionary expenditures. Notwithstanding the above, we may need to implement further cost cutting measures, which measures may not be sufficient to provide the runway necessary to obtain additional capital necessary for us to continue as a going concern.

We will need to raise additional capital to be able to fund our operations beyond the third quarter of 2025. We are actively pursuing sources of additional capital that may be available to us. However, since raising capital is outside of our direct control, we cannot provide any assurance that we will be able to raise additional capital, monetize assets, or obtain new financing on favorable terms, if at all. If we are unable to raise additional capital, we may be required to further delay our development plans of any current or potential product candidates. The uncertainty related to being able to raise sufficient capital necessary to fund our operations for at least twelve months from the date of this filing creates substantial doubt in our ability to continue as a going concern. Further, if we are unsuccessful in raising additional capital in the second quarter of 2025, we expect we will need to promptly pursue strategic alternatives, including mergers, or wind up the company’s operations entirely. As a result, there can be no assurance that we will be successful in implementing our plans to alleviate this substantial doubt about our ability to continue as a going concern.

We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully resume and complete the development and commercialization of EQ504, itolizumab (EQ001) and EQ302, or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results, if we resume development activities, of our planned or future non-clinical and clinical studies of EQ504, itolizumab (EQ001), EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs and inflationary pressures on the economy;
•
our ability to timely implement and realize the benefit of significant expense reductions;
•
the advancement and cost of preclinical research, if we resume development activities, of EQ504, EQ302 and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, or New Drug Application, or NDA, we may submit for our product candidates;
•
the costs and timing of manufacturing EQ504, itolizumab (EQ001) and other product candidates;
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
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing EQ504, itolizumab (EQ001) or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital during the second quarter of 2025, we would be forced to further delay or eliminate our research and development programs or other operations. Further, if we are unable to timely secure additional capital, we will need to pursue strategic alternatives, including mergers, or wind up the company’s operations entirely. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $202.5 million as of March 31, 2025. If we are able to raise additional capital and resume development activities, we expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ504, itolizumab (EQ001), EQ302 and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz or potential contingent payments upon the achievement by us of regulatory milestones that we may be required to make under the terms of our stock purchase agreement with Ariagen, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including the Biocon License.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(8,169)	$(8,800)
Investing activities	4,496	(2,831)
Financing activities	91	-
Effect of exchange rate changes on cash	(1)	(17)
Net decrease in cash and cash equivalents	$(3,583)	$(11,648)

Operating Activities

During the three months ended March 31, 2025, cash used in operating activities was $8.2 million compared to $8.8 million during the three months ended March 31, 2024. Cash used in operating activities during the three months ended March 31, 2025 primarily related to our net loss of $8.7 million, adjusted for non-cash items of $0.6 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in other operating assets and liabilities of $0.1 million. Cash used in operating activities during three months ended March 31, 2024 primarily related to our net loss of $2.7 million, adjusted for non-cash items of $1.1 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $7.2 million.

Investing Activities

Net cash provided by investing activities was $4.5 million during the three months ended March 31, 2025 and primarily consisted of maturities of our short-term investments.

Net cash used in investing activities was $2.8 million during the three months ended March 31, 2024. Purchases of our short-term investments totaled $7.3 million, which was offset by maturities of short-term investments totaling $4.5 million.

Financing Activities

Net cash provided by financing activities totaled $0.1 million during the three months ended March 31, 2025. We received net proceeds from the sale of shares under our 2023 ATM Facility totaling approximately $53,000. There were no sales of shares under the 2023 ATM Facility until March 2025. During the three months ended March 31, 2025, we received proceeds totaling $38,000 from the exercise of stock options.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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
•
Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will require substantial additional funding, in the immediate term, to continue operations and to resume and complete the planned or future development and any commercialization of EQ504, itolizumab (EQ001), EQ302 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay or eliminate our research and development programs or other operations;
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
•
We are highly dependent on the successful planned or future development of our current product candidates, EQ504, itolizumab (EQ001) and EQ302, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
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
•
Any delays in the commencement or completion, or termination or suspension, of our planned or future clinical studies could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects;
•
Interim, topline or preliminary data from our planned or future clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
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
•
The manufacture of pharmaceutical products, especially biologics, is complex and we may encounter difficulties in production, distribution and delivery of our product candidates. If CMOs, including Biocon, our exclusive CMO for itolizumab (EQ001), encounter such difficulties, our ability to provide supply of our product candidates for our planned or future clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped;
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects;
•
We rely, and intend to continue to rely, on CROs to conduct our planned or future clinical studies and perform some of our planned or future research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects;
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

RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing rights to itolizumab (EQ001), conducting preclinical development of EQ504 and EQ302, filing three INDs, conducting clinical development of itolizumab (EQ001), EQ101, and EQ102, conducting chemistry, manufacturing and controls, or CMC, and formulation development activities, conducting business development activities including the acquisitions of Bioniz, Inc. and Ariagen, Inc., effecting a stock repurchase program, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the three months ended March 31, 2025 and the year ended December 31, 2024, our net losses were $8.7 million and $8.1 million, respectively. As of March 31, 2025, we had an accumulated deficit of $202.5 million. Subject to raising additional capital in the second quarter of 2025, we expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, conduct preclinical studies on EQ504 and potentially other product candidates, potentially perform discovery research, conduct formulation development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, strategic transactions have and may in the future accelerate the rate at which our operating losses increase, including as a result of preclinical, clinical and regulatory expenses incurred to advance our potential product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will require substantial additional funding, in the immediate term, to continue operations and to resume and complete the planned or future development and any commercialization of EQ504, itolizumab (EQ001), EQ302 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay or eliminate our research and development programs or other operations.*

Although we have implemented operating changes and plan to take further actions as necessary to decrease our expenditures and conserve our cash, we expect our expenses to potentially increase substantially over the next few years if EQ504 or other product candidates successfully advance through additional stages of development and larger, more expensive clinical studies. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and non-clinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval of any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

This Quarterly Report on Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of March 31, 2025, we had $14.5 million in cash and cash equivalents. Based on our current operating plans, we believe that our cash and cash equivalents as of March 31, 2025, will be sufficient to fund operations into the third quarter of 2025, based on certain assumptions and estimates that may prove to be inaccurate. As a result, there is substantial doubt about our ability to continue as a going concern. Specifically, management’s projected cash runway is based on estimates of reduced expenses related to cash savings initiatives and operational changes including accelerating the closure of the Phase 3 EQUATOR study, not undertaking further development of EQ504 and EQ302, eliminating certain positions, pausing of prosecution and renewals of patents related to itolizumab, and reducing certain discretionary expenditures.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. We have delayed and reduced the scope of our development activities including accelerating the closure of the Phase 3 EQUATOR study and not undertaking further development of EQ504 and EQ302. We may be forced to extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind up our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy.

Ono did not exercise its option to acquire our rights to itolizumab (EQ001) and as a result, on October 30, 2024, Ono’s option and the Asset Purchase Agreement automatically terminated. With the expiration of Ono’s option period, we no longer receive reimbursement from Ono for our itolizumab (EQ001) development expenses incurred after October 30, 2024, which has adversely impacted our net cash used in operations. As a result of Ono’s decision to let its option lapse, we will need to significantly reduce our operating burn to be able to fund our operations into the third quarter of 2025, as described above. In addition to significantly decreasing our spending, we have and will continue to pursue sources of additional capital, including potentially the 2023 ATM Facility as well as other financing sources that may be available to us. Our ability to meaningfully access our 2023 ATM Facility or otherwise raise additional capital was adversely impacted by negative FDA feedback on our EQUATOR results. We have implemented further cost cutting measures including ceasing development of our product candidates, such as EQ504. Further, we may need to pursue strategic alternatives, including mergers, or wind up the company’s operations entirely.

Changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our planned or future clinical studies of our product candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect.

We do not have sufficient funds to continue the clinical development of EQ504 or any of our product candidates. We will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital, if capable of being raised, may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, or cause our stockholders to incur substantial dilution.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results, if we resume development activities, of our planned or future non-clinical and clinical studies of EQ504, itolizumab (EQ001), EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs and inflationary pressures on the economy;
•
our ability to timely implement and realize the benefit of significant expense reductions;
•
the advancement and cost of preclinical research, if we resume development activities, of EQ504, EQ302 and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, or New Drug Application, or NDA, we may submit for our product candidates;
•
the costs and timing of manufacturing EQ504, itolizumab (EQ001) and other product candidates;
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

•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing EQ504, itolizumab (EQ001) or any of our other product candidates, if approved for commercial sale.

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. As of the filing of this Quarterly Report on Form 10-Q, we have sold 109,410 shares under the 2023 ATM Facility.

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen within the next 12 months, if ever. We will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital was adversely impacted by the FDA's negative feedback on the EQUATOR trial results, and will be adversely impacted by the potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, potential tariffs, the conflict between Russia and Ukraine, the conflicts in the Middle East, and monetary policy changes of federal agencies that have increased interest rates to address increasing inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay or eliminate our research and development programs or other operations, potentially entirely, or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions.

Our corporate cash saving initiatives and the associated headcount reductions we implemented, and potential additional headcount reductions in the future, could disrupt our business, and may not achieve our intended objectives.*

Due to our limited cash balance and operating runway, we have undertaken and may continue to undertake cash savings initiatives that include terminating entirely certain development activities and eliminating certain positions, including executive-level positions. There can be no assurances that we will not need to eliminate additional positions as well as potentially reducing the size of our board of directors. These initiatives may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the cost-saving benefits of the eliminated positions. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The organizational reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business.

Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to raise additional capital and effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cash savings initiatives, including those we discussed under “Part I. Item 2. Management’s Discussion and Analysis of Operations – Liquidity and Capital Resources”, or if we experience significant adverse consequences of such initiatives, our business, financial condition, and results of operations may be materially adversely affected.

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

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful planned or future development of our current product candidates, EQ504, itolizumab (EQ001) and EQ302, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.*

Our future success will depend on raising additional capital in the immediate term and, if we resume development activities, almost entirely on our ability to successfully develop, obtain regulatory approval of and then successfully commercialize EQ504, itolizumab (EQ001) and EQ302 in any of the indications for which we are currently planning to develop them, including treatment of inflammatory bowel disease, particularly ulcerative colitis, with EQ504, or treatment of celiac disease or other gastrointestinal conditions with EQ302, which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

Before we can market and sell any of our product candidates in the United States, we will need to manage research and development activities, commence and complete our planned or future clinical studies, obtain necessary regulatory approvals from the FDA and build a commercial organization or enter into a marketing collaboration with a third party, among other things. We cannot assure you that we will be able to successfully complete the necessary planned or future clinical studies and/or obtain regulatory approval and develop sufficient commercial capabilities for any of our product candidates. Further, we may decide to modify the design of our planned or future clinical studies, which could adversely impact the likelihood of obtaining regulatory approval. We have not submitted a BLA or an NDA to the FDA or filed for approval with any other regulatory authority outside the United States for any product candidate. Further, our product candidates may not receive regulatory approval even if they are successful in planned or future clinical studies. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approval, we may never generate significant revenues from any commercial sales of any of our products. If any of our product candidates are approved and we fail to successfully commercialize them, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, prospects, financial condition and results of operations will be adversely affected.

We have and may in the future enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions, which may harm our ability to realize a return, if any, on our investments and may increase our need for external funding.

We may enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions for purposes of raising additional capital and allocating our available capital and other resources to developing and commercializing our other or future product candidates. For example, in October 2024, we entered into the Stock Purchase Agreement with all the stockholders of Ariagen to acquire control of that company and its preclinical stage therapeutic drug product, now referred to as EQ504. In December 2022 we entered into the Asset Purchase Agreement with Ono pursuant to which we granted Ono the exclusive option to acquire our rights to itolizumab (EQ001), which Ono subsequently decided not to exercise. Despite our efforts, we may be unable to enter into future partnerships or otherwise monetize our pipeline through strategic transactions with third parties on favorable terms or at all. Supporting diligence activities conducted by third parties and negotiating the financial and other terms of a strategic arrangement are long, costly and complex processes with uncertain results, and we may fail to derive any financial benefit from these activities. Any efforts toward finding a strategic partner for one or more of our product candidates may divert the time and attention of our management away from their day-to-day activities, which may adversely affect our focus on the discovery and development of our current product candidates that we intend to continue to develop and commercialize. Further, potential strategic partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in us receiving no future milestone or royalty payments under any such arrangement. We may enter into a strategic transaction for one or more of our product candidates that prove to be more successful than the product candidates we decide to continue to develop and commercialize. As a result, our financial position and the return we realize on our research and development activities could be negatively affected, and we could be required to seek additional funding to support our operations through equity offerings, debt financings or other capital sources, which could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline. Any of the foregoing could have a material adverse effect on our competitive position, business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations with respect to our current or future product candidates, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.*

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology or pharmaceutical companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish other strategic partnerships or alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and potential parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate on the development and commercialization of product candidates, we can expect to relinquish some or all of the control over the future success of that product candidate to the partner. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following

•
the design or results of planned or future clinical studies;
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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval for any product candidate.*

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 studies of itolizumab (EQ001) have been completed. The Phase 3 study in aGVHD stopped enrollment in October 2024 and based on FDA feedback received in April 2025 we have accelerated closure of the trial. We completed a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia and a Phase 2 clinical study of EQ101 in subjects with AA in Australia and New Zealand. Prior to initiating a clinical study of EQ504, data from animal toxicology studies will be required as well as formulation development. We have two active INDs with the FDA for the use of itolizumab (EQ001) in the treatment of aGVHD and LN. Through the acquisition of Bioniz, we also have INDs with the FDA for the use of EQ101 in the treatment of HTLV-I-associated myelopathy/tropical spastic paraparesis, cutaneous T cell lymphoma, or CTCL, and AA. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our planned or future clinical studies will be completed on time, if at all, that our planned or future clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

Adverse safety and toxicology findings may emerge as we conduct our planned or future non-clinical research or clinical studies. In addition, success in early clinical studies does not mean that later clinical studies will be successful, because later-stage clinical studies may be conducted in broader patient populations and involve different study designs. For example, results seen in clinical studies of itolizumab conducted by Biocon may not be predictive of the results of our planned or future clinical studies of itolizumab (EQ001). Furthermore, our planned or future clinical studies will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by the FDA. Companies frequently suffer significant setbacks in advanced clinical studies, even after earlier clinical studies have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical studies and clinical studies have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of product candidates under development result in the submission of a BLA or NDA to the FDA and even fewer are approved for commercialization.

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of our product candidates. The success of our product candidates will further depend on factors such as:

•
completion of our planned or future non-clinical and clinical studies with favorable results, including activities that may be adversely impacted by public health epidemics or outbreaks;
•
acceptance of INDs by the FDA for our planned or future clinical studies, as applicable;
•
timely and successful enrollment in, and completion of, our planned or future clinical studies with favorable results;
•
demonstrating safety, efficacy and acceptable risk-benefit profile of our product candidates to the satisfaction of the FDA;
•
receipt of marketing approvals from the FDA;
•
maintaining arrangements with Biocon, our manufacturer of itolizumab (EQ001), for cell lines and drug product clinical supply and, if and when approved, for commercial supply of itolizumab (EQ001) and with our other CMOs for clinical supply and, if and when approved, commercial supply of EQ504 and EQ302, if we resume development;
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

If serious adverse events occur with patients using itolizumab as an approved therapy or during any clinical studies, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities, including the FDA, may delay, limit or deny approval of itolizumab (EQ001), suspend our planned or future clinical development of itolizumab (EQ001), or require us to conduct additional clinical studies as a condition of marketing approval, which would increase our costs and adversely impact our business. If we receive regulatory approval of itolizumab (EQ001) and a new and serious safety issue is identified in connection with the commercial use of ALZUMAb-L or in clinical studies, exploratory studies, or other clinical uses of itolizumab conducted or supported by Biocon or third parties, regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell itolizumab. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize itolizumab (EQ001) and could potentially adversely impact our ability to conduct clinical development of itolizumab (EQ001).

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

Potential natural disasters, some possibly related to the increasing effects of climate change, could damage, destroy or disrupt clinical study sites, our office spaces, laboratories, and/or warehouses, which could have a significant negative impact on our operations.*

We are vulnerable to the increasing impact of climate change and other natural disasters. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events, or other natural disasters such as earthquakes, can cause power outages and network disruptions that may result in disruption to operations and may impact our ability to continue or complete our planned or future clinical studies, which will negatively impact our operations and delay our plans to commercialize our product candidates. They could also cause significant damage to or destruction of our clinical study sites resulting in temporary or long-term closures of these facilities. Such disasters could also result in loss or damage to office buildings, laboratories, employee and/or patient homes, employees and/or patients relocating to other parts of the country or being unwilling to travel to the clinical study site locations, and the inability to recruit key employees and/or enroll patients. This could result in adverse impacts to the available workforce and/or patient samples, damage to or destruction of materials and/or data, or the inability to conduct planned or future clinical studies and deliver new data.

We have licensed itolizumab from Biocon pursuant to an exclusive license agreement, which license is conditioned upon us meeting certain diligence obligations with respect to the development, regulatory approval and commercialization of itolizumab, and making significant milestone payments in connection with regulatory approval and commercial milestones as well as royalty payments.*

We are party to an exclusive license agreement with Biocon, pursuant to which we initially acquired an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab in the United States and Canada and which was later amended to grant us the same exclusive license in Australia and New Zealand as well, or, collectively, the Equillium Territory. We are obligated, under this agreement, to achieve certain development milestones within specified timeframes in order to retain all of the licensed rights. Certain of such milestones are largely outside of our control. We are also obligated to use commercially reasonable efforts to develop and seek regulatory approval of, and if regulatory approval is obtained, to commercialize, itolizumab in the Equillium Territory and to secure funding for the development of itolizumab in two or more indications. Further, we are obligated to make certain cash milestone payments to Biocon upon completion of certain regulatory approval and commercial milestones and are required to pay royalties to Biocon on net sales of itolizumab, if approved. Though we believe that the royalty rates and milestone payments are reasonable in light of our business plan, we will require large amounts of capital to satisfy these obligations. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our planned or future clinical studies, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment when due or, if we fail to achieve the development milestones within the timeframes required by the license agreement, or to satisfy our general diligence obligation to use commercially reasonable efforts to develop, register and commercialize itolizumab and to secure funding for the development of itolizumab in two or more indications, Biocon may have the right to limit the scope of our license or terminate the agreement and all of our rights to develop and commercialize itolizumab.

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

FDA and other applicable regulatory approval is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. Regulatory authorities, like the FDA, also have substantial discretion in the approval process. The number and types of non-clinical studies and clinical studies that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with non-clinical studies and clinical studies, failure can occur at any stage. The results of our planned or future non-clinical and early clinical studies of our product candidates may not be predictive of the results of our later-stage clinical studies.

Clinical study failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical studies can occur at any stage. Companies in the biopharmaceutical industry frequently suffer setbacks in the advancement of clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical studies or non-clinical studies. In addition, data obtained from our planned or future clinical studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval.

The FDA and other applicable regulatory authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•
may not deem our product candidate to be adequately safe and effective;
•
may not agree that the data collected from our planned or future clinical studies are acceptable or sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical studies;
•
may determine that adverse events experienced by participants in our planned or future clinical studies represents an unacceptable level of risk;
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

Any delays in the commencement or completion, or termination or suspension, of our planned or future clinical studies could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects.*

Before we can initiate our planned or future clinical studies of our product candidates in any distinct indication in the United States, we must submit the results of non-clinical studies to the FDA along with other information, including information about their chemistry, manufacturing and controls and our proposed clinical study protocol, as part of an IND or similar regulatory filing. To date, we have only submitted INDs for clinical studies of itolizumab (EQ001) for the treatment of aGVHD, LN, and COVID-19. In addition, there are open INDs for EQ101 in HTLV-I-associated myelopathy/tropical spastic paraparesis, CTCL and AA, which were originally filed by Bioniz prior to our acquisition of the EQ101 asset.

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

The FDA and other applicable regulatory authorities may require us to conduct additional preclinical studies of our existing or any future product candidates before they allow us to initiate clinical studies, which may lead to additional delays and increase the costs of our preclinical development programs. Any such delays in the commencement or completion of planned or future clinical studies could significantly affect our product development costs. We do not know whether our planned or future studies will be completed on schedule, if at all, or whether our planned or future studies will begin on time, if at all. The commencement and completion of our planned or future clinical studies can be delayed for a number of reasons, including delays related to:

•
the FDA or other applicable regulatory authorities disagreeing as to the design or implementation of our planned or future clinical studies;
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
•
additional nonclinical pharmacology and toxicology studies to support planned or future Phase 2 and 3 clinical studies;
•
IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the study;
•
changes to clinical study protocol;
•
clinical sites deviating from study protocol or dropping out of a study;
•
manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in planned or future clinical studies;
•
subjects failing to enroll or remain in our study at the rate we expect, or failing to return for post-treatment follow-up;
•
subjects choosing an alternative treatment, or participating in competing planned or future clinical studies;
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
•
third-party clinical investigators losing the licenses or permits necessary to perform our planned or future clinical studies, not performing our planned or future clinical studies on our anticipated schedule or consistent with the clinical study protocol, Good Clinical Practices, or GCP, or other regulatory requirements;
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

Certain of our scientific advisors or consultants who receive compensation from us are likely to be investigators for our planned or future clinical studies. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory agencies. The FDA or other regulatory agencies may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the clinical study. The FDA or other applicable regulatory agency may therefore question the integrity of the data generated at the applicable clinical study site and the utility of the clinical study itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory agencies and may ultimately lead to the denial of marketing approval of our product candidates in one or more indications. If we experience delays in the completion of, or termination of, any clinical study of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our planned or future clinical studies will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues from product sales which may harm our business, financial condition, results of operations and prospects significantly.

If we experience delays or difficulties in enrolling patients in planned or future clinical studies, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to initiate planned or future clinical studies of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other applicable regulatory authorities. Multiple factors could contribute to such challenges of enrolling our planned or future clinical studies, including changing business conditions that impart financial constraints that impede our ability to fund further enrollment, as we experienced with our Phase 3 EQUATOR study, as well as impacts related to public health epidemics or outbreaks, which have previously adversely impacted enrollment in our clinical studies. In addition, some of our competitors may have ongoing clinical studies for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our planned or future clinical studies may instead enroll in clinical studies of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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
•
perceived risks and benefits;
•
efforts to facilitate timely enrollment in our planned or future clinical studies;
•
reluctance of physicians to encourage patient participation in our planned or future clinical studies;
•
the ability to monitor patients adequately during and after treatment;
•
our ability to obtain and maintain patient consents;
•
proximity and availability of clinical study sites for prospective patients; and
•
impacts and risks associated with global health epidemics or outbreaks.

Our inability to enroll and retain a sufficient number of patients for our planned or future clinical studies would result in significant delays or may require us to abandon one or more of our planned or future clinical studies altogether. Enrollment delays in our planned or future clinical studies may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue planned or future clinical studies, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates in our planned or future clinical studies as well as in clinical studies, investigator-initiated studies, and commercial usage in jurisdictions where itolizumab is available commercially.

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

Although itolizumab (EQ001) and ALZUMAb share the same primary monoclonal antibody sequence, they are manufactured in different cell lines and thus could be considered different biopharmaceutical products. Therefore, clinical results seen with ALZUMAb may have no bearing on results, including adverse events, that may be seen with itolizumab (EQ001). Through the date of the filing of this Quarterly Report on Form 10-Q, we are not aware of any meaningful adverse change in the benefit-to-risk profile of itolizumab.

Results of our planned or future clinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of our planned or future clinical studies by us, the FDA or other applicable regulatory authorities for a number of reasons. Additionally, a material percentage of patients in our aGVHD clinical studies may die from this disease, possibly as a result of itolizumab (EQ001), which could impact development of itolizumab (EQ001). If we elect or are required to delay, suspend or terminate any clinical study, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in our planned or future clinical studies could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if any of our product candidates are associated with undesirable side effects in our planned or future clinical studies or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. We may also be required to modify our study plans based on findings in our planned or future clinical studies. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test our product candidates in larger, longer and more extensive planned or future clinical studies, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier studies, as well as conditions that did not occur or went undetected in previous studies, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

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

Interim, topline or preliminary data from our planned or future clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary or topline data from our planned or future non-clinical and clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same non-clinical and clinical studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our studies. Interim data from studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We have conducted studies of itolizumab (EQ001) at sites located outside of the United States, including our Phase 3 clinical study of itolizumab (EQ001) in aGVHD, and we may in the future use sites outside of the United States for our planned or future clinical studies of EQ504 and possibly EQ302, if we resume development activities, or any other future product candidates. The FDA may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.*

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Our Phase 2 clinical study of EQ101 in subjects with AA was conducted in Australia and New Zealand. Subject to successfully raising capital in the immediate term, we expect to be ready to initiate a first-in-human Phase 1 clinical study of EQ504 in Australia in the first quarter of 2026. In addition, if we advance EQ302 into clinical studies, we may decide to utilize sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our approved products, if approved, we may not be able to generate product revenue.

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

We are aware that other products addressing the same indications as EQ504, itolizumab (EQ001) and EQ302 are in development, and some have been approved. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Other than our EQUATOR study, the only late-stage clinical study for the treatment of first line aGVHD that we are aware of is CSL Behring’s Phase 3 study of alpha-1 antitrypsin. Incyte Corporation’s ruxolitinib and Mesoblast’s remestemcel-L-rknd have been approved for treatment of steroid refractory aGVHD. Other second-line, or steroid refractory therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established. Private and public companies with Phase 3 development programs in second-line, or steroid refractory aGVHD, include Maat Pharma SA, Medac GmbH and Mediolanum Farmaceutici. There are currently no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Amgen Inc. (former asset of Provention Bio), Anokion SA, Barinthus Biotherapeutics Ltd., Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., Immunic, Inc., ImmunogenX, Inc. (acquired by Entero Therapeutics, Inc.), Mozart Therapeuitcs, Pfizer Inc., Protagonist Therapeutics, Inc., Sanofi SA, Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH. There are multiple private and public companies with over 25 active clinical development programs for the treatment of ulcerative colitis. There are also 13 currently approved products for the treatment of ulcerative colitis being marketed by AbbVie Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, Galapagos N.V., Johnson & Johnson, Pfizer Inc. and Takeda Pharmaceuticals.

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

Further, as more product candidates within a particular class of biopharmaceutical products proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our planned or future clinical studies for product candidates in those classes will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenues and financial condition would be materially and adversely affected.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as acquiring technologies complementary to, or necessary for, EQ504, itolizumab (EQ001), EQ302 or any future programs.

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

If market opportunities for our product candidates are smaller than we believe they are, our potential revenue may be adversely affected and our business may suffer.*

We have global rights to EQ504 and are initially looking to develop it as a potential treatment for ulcerative colitis, with potential expansion opportunities in lung disease. We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we are focused on the development of itolizumab (EQ001) for autoimmune and inflammatory diseases, with current plans to develop it for the treatment of patients with aGVHD. Based on data from our completed EQUALISE study, we also believe that itolizumab (EQ001) may be a promising potential treatment for LN, but we do not have current plans to advance the development of itolizumab (EQ001) for that indication. We have global rights to EQ302 and EQ101. Although we have paused development activities of EQ302 and EQ101, we believe they may be promising candidates for future development as a potential treatment of gastrointestinal indications such as celiac disease and AA, respectively. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. Further, other stakeholders, including investors, analysts, and strategic partners may view the revenue potential of our product candidates as smaller than we do, which could impede our ability to enter into favorable business or financing transactions. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

We may not ultimately realize the potential benefits of orphan drug designation for itolizumab (EQ001) or, if we resume development activities, EQ101.

Itolizumab (EQ101) has been granted orphan drug designations by the FDA for both the prevention and treatment of aGVHD, and EQ101 has been granted orphan drug designation by the FDA and the European Medicines Agency for CTCL. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years (with certain exceptions). However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process. Even if we are awarded marketing exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering our eligible product candidates, we could be subject to biosimilar competition earlier than we anticipate. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as itolizumab (EQ001) or EQ101, we may face increased competition and lose market share regardless of orphan drug exclusivity.

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

We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products..

Risks Related to Manufacturing and Our Reliance on Third Parties

The manufacture of pharmaceutical products, especially biologics, is complex and we may encounter difficulties in production, distribution and delivery of our product candidates. If CMOs, including Biocon, our exclusive CMO for itolizumab (EQ001), encounter such difficulties, our ability to provide supply of our product candidates for our planned or future clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped.*

We have experience in pharmaceutical product manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on third-party CMOs to fulfill our clinical and commercial supply of our product candidates. However, the process of manufacturing pharmaceutical products, especially biologics, is complex, highly-regulated and subject to multiple risks. Such manufacturing is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical studies, result in higher costs of drug product and adversely harm our business. In addition, if the facilities of our manufacturer are located outside of the United States, as is the case currently for EQ504 and itolizumab (EQ001), the production, distribution and delivery of pharmaceutical products are also subject to the laws and regulations of the country. Any changes in the laws and regulations of another country, or disruptions in production or the supply chain related to geopolitical issues or health pandemics, could delay clinical studies, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny NDA or BLA approval until the deficiencies are corrected or we replace the manufacturer in our NDA or BLA with a manufacturer that is in compliance.

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

Scaling up pharmaceutical manufacturing processes, especially biological processes and peptide synthesis, is a difficult and uncertain task, and our CMOs may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely deliver our supplies, if we resume development activities, of EQ504, itolizumab (EQ001), EQ302 or other future product candidates or meet product demand.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials and active pharmaceutical ingredients, or APIs, are located in India and China, consistent with broader industry practices. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended March 31, 2025.

We rely, and intend to continue to rely, on CROs to conduct our planned or future clinical studies and perform some of our planned or future research and non-clinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.*

We do not have the ability to independently conduct all aspects of our planned or future non-clinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our planned or future non-clinical studies and clinical studies of EQ504 and EQ302 if we resume development activities, and any planned or future non-clinical studies and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical study is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. Should our CROs engage in unethical, illegal, or non-compliant activities, such behavior could adversely impact our business. Further, should we terminate our contractual relationship with a CRO for such improprieties, transitioning to a different CRO may delay, disrupt or otherwise adversely impact the progress of the clinical study. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study sponsors, clinical study investigators and clinical study sites. If we or any of our CROs or clinical study sites fail to comply with applicable GCP requirements, the data generated in our planned or future clinical studies may be deemed unreliable, and the FDA may require us to perform additional clinical studies before approving our marketing applications. In addition, our planned or future clinical studies must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical studies, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical study investigators or other third parties on which we rely on will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical study site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical study unless we are able to transfer those subjects to another qualified clinical study site, which may be difficult or impossible. In addition, clinical study investigators for our clinical study may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical study site may be questioned and the utility of the clinical study itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing EQ504 and EQ302 if we resume development activities, or any future product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical studies or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our planned or future clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals of EQ504 and EQ302 if we resume development activities, or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and we may not be able to compete effectively in our market.*

Our success depends in significant part on our, and with respect to itolizumab (EQ001), Biocon’s, ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and, if we resume development activities, product candidates, including EQ504, itolizumab (EQ001) and EQ302, and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or partners. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates, if we resume development activities, such as EQ504, itolizumab (EQ001) and EQ302 as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as EQ504, itolizumab (EQ001) and EQ302. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity, if we resume development activities, for EQ504, itolizumab (EQ001), EQ302 or any other product candidates that we may identify, our business may be materially harmed.*

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical studies by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case.

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

From time to time, if we resume development activities, we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as EQ504, itolizumab (EQ001), EQ302 and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.*

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates, if we resume development activities, such as EQ504, itolizumab (EQ001), EQ302 and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or product candidates that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as EQ504, itolizumab (EQ001), EQ302 and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include EQ504, itolizumab (EQ001), EQ302 and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell, if we resume development activities, EQ504, itolizumab (EQ001), EQ302 and other potential future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.*

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our planned and future product candidates, including EQ504, itolizumab (EQ001), EQ302 and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, if we resume development activities, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our planned or future clinical studies, continue our planned or future research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring EQ504, itolizumab (EQ001), EQ302 or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if we resume development activities, including EQ504, itolizumab (EQ001) or EQ302, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and planned or future product candidates such as EQ504, itolizumab (EQ001), EQ302 and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case. As a means of conserving our cash, we recently decided to pause efforts related to the prosecution and maintenance of the itolizumab patents, and we intend to let lapse all itolizumab-related patent families in the Equillium Territory. However, should we receive positive feedback from the FDA and raise additional capital or enter into a new strategic partnership related to itolizumab, we would revisit the decision to let such patents lapse and seek to bring into good standing all patents and patent applications related to itolizumab, to the extent such patents and applications have not irrevocably lapsed by that time. Further, should itolizumab be approved in the United States, we expect to obtain regulatory exclusivity that the FDA currently affords to novel biologic therapies of 12 years following first approval which is expected to extend beyond the life of patents issued and in prosecution.

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

Patent rights are of limited duration. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Further, recent judicial decisions in the United States raised questions regarding the award of patent term adjustment, or PTA, for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

If our information technology systems, or those of our CROs or other third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, data we collect about trial participants in connection with clinical studies, sensitive third-party data, business plans, transactions, financial information, intellectual property, and trade secrets (collectively, sensitive information).

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

Our employees and personnel use generative artificial intelligence, or AI, or machine learning, or ML, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Additionally, on April 8, 2025, the U.S. Department of Justice implemented a final rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons (the “Rule”), which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. If there is no lawful manner under the Final Rule for us to transfer sensitive personal data or if the requirements for a legally-compliant transfer under the Final Rule are too onerous, we could face significant adverse consequences, including the degradation of our operations or the need to relocate part or all of our business, personnel and/or data processing activities to other jurisdictions (such as the United States). Our failure to implement or have in place controls for identifying covered transactions, conduct appropriate diligence on our business partners, or implement compliance strategies could result in violations of the Rule. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

Also, in Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

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

In November 2019, OFAC notified us that after careful consideration, which included consultation with the FDA, OFAC determined that itolizumab (EQ001) falls within the definition of “Cuban-origin pharmaceutical” and, as such, the general licenses at section 515.547(b) and (c) of the CACR authorize the conduct of clinical studies for itolizumab (EQ001) for the purpose of seeking approval of the drug from the FDA. Thus, no further authorization is required from OFAC at this time for our planned and future clinical studies of itolizumab (EQ001).

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans.Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if we resume development activities, such as EQ504, itolizumab (EQ001), EQ302 and any future product candidates, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected, if we resume development activities, if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of EQ504, itolizumab (EQ001), EQ302 or any future product candidates, if approved, to be in violation of applicable laws.

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
•
our ability to enroll and retain subjects in our planned or future clinical studies;
•
results from our planned or future clinical studies with our current and future product candidates, and the results of the clinical studies of our competitors or of Biocon;
•
adverse events observed in our planned or future clinical studies or in the clinical studies, exploratory studies, or other clinical uses of itolizumab supported by Biocon or third parties or during post-approval use of itolizumab;
•
the timing of data from our planned or future clinical studies, if we resume development activities, of EQ504, itolizumab (EQ001), EQ302 and potentially other product candidates;
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
•
delays or other adverse impacts to our planned or future clinical studies from global health epidemics or outbreaks;
•
taxation authorities, such as the IRS and ATO, disagreeing with the positions taken on our tax returns; and
•
any other factors discussed in this report.

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of global pandemics, bank failures, tariffs, the conflict between Russia and Ukraine, and the conflict in the Middle East, that have affected and may continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. As of the filing of this Quarterly Report on Form 10-Q, we have sold 109,410 shares under the 2023 ATM Facility.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of May 8, 2025, we had 35,719,317 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance.

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

We or the parties upon whom we depend on may be adversely affected by earthquakes, fires, other natural disasters, or other sudden, unforeseen and severe adverse events, including public health epidemics or outbreaks, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Our headquarters and main research facility are located in the Greater San Diego Area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, including public health epidemics or outbreaks, that could impact our business. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our planned or future clinical studies, our development plans and business. For example, in March 2020, due to the spread of the coronavirus, the Indian government restricted the export of 26 active pharmaceutical ingredients and the medicines made from them. These export restrictions are indefinite and may be modified or expanded. If the export restrictions are expanded to include itolizumab (EQ001), our supply of itolizumab (EQ001) may be disrupted, delayed or stopped indefinitely and our ability, if we resume development activities, to continue development of itolizumab (EQ001), including our planned or future clinical studies, may be significantly impacted and may result in higher costs of drug product and adversely harm our business.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit our commercialization of any product candidates that we may develop.*

We face an inherent risk of product liability exposure, if we resume development activities, related to the testing of EQ504, itolizumab (EQ001), EQ302 and any future product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that EQ504, itolizumab (EQ001), EQ302 or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•
delay or termination of planned or future clinical studies;
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

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage, if we resume development activities, as EQ504, itolizumab (EQ001), EQ302 and any future product candidates advance through planned or future clinical studies and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Schedules and exhibits to the agreement have been omitted pursuant to Item 601 of Regulation S-K.

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

Date: May 14, 2025	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)