Form 10-Q
period 2025-06-30
Equillium, Inc.
filed 2025-08-14
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 59,503,223 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,495	$18,085
Short-term investments	-	4,490
Prepaid expenses and other current assets	457	2,403
Total current assets	11,952	24,978
Operating lease right-of-use assets	246	364
Property and equipment, net	201	262
Total assets	$12,399	$25,604
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,812	$2,676
Accrued expenses	2,272	3,483
Current portion of operating lease liabilities	150	197
Total current liabilities	7,234	6,356
Long-term operating lease liabilities	109	187
Total liabilities	7,343	6,543
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 35,719,317 and 35,557,563 shares issued and outstanding as of June 30, 2025 and December 31, 2024	3	3
Additional paid-in capital	212,868	212,084
Accumulated other comprehensive income	385	781
Accumulated deficit	(208,200)	(193,807)
Total stockholders' equity	5,056	19,061
Total liabilities and stockholders' equity	$12,399	$25,604

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Revenue	$-	$13,853	$-	$24,542
Operating expenses:
Research and development	4,083	10,808	10,007	20,551
General and administrative	2,145	3,145	5,091	6,883
Total operating expenses	6,228	13,953	15,098	27,434
Loss from operations	(6,228)	(100)	(15,098)	(2,892)
Other income, net:
Interest income	122	371	295	811
Other income (expense), net	367	197	410	(185)
Total other income, net	489	568	705	626
Net (loss) income	$(5,739)	$468	$(14,393)	$(2,266)
Other comprehensive (loss) income, net:
Unrealized loss on available-for-sale securities, net	-	(6)	(3)	(28)
Foreign currency translation (loss) gain	(346)	(166)	(393)	139
Total other comprehensive (loss) income, net	(346)	(172)	(396)	111
Comprehensive loss	$(6,085)	$296	$(14,789)	$(2,155)
Net (loss) income per share:
Basic	$(0.16)	$0.01	$(0.40)	$(0.06)
Diluted	$(0.16)	$0.01	$(0.40)	$(0.06)
Weighted-average number of common shares outstanding:
Basic	35,719,317	35,292,035	35,653,455	35,273,394
Diluted	35,719,317	36,589,774	35,653,455	35,273,394

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573
Stock-based compensation expense	-	-	972	-	-	972
Comprehensive income	-	-	-	283	-	283
Net loss	-	-	-	-	(2,734)	(2,734)
Balance at March 31, 2024	35,254,752	$3	$209,142	$423	$(188,474)	$21,094
Issuance of common stock under employee stock purchase plan	169,636	-	91	-	-	91
Stock-based compensation expense	-	-	952	-	-	952
Other comprehensive loss	-	-	-	(172)	-	(172)
Net income	-	-	-	-	468	468
Balance at June 30, 2024	35,424,388	$3	$210,185	$251	$(188,006)	$22,433

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	35,557,563	$3	$212,084	$781	$(193,807)	$19,061
Stock-based compensation expense	-	-	621	-	-	621
Exercise of stock options	52,344	-	38	-	-	38
Issuance of common stock under ATM, net of issuance costs	109,410	-	(438)	-	-	(438)
Comprehensive loss	-	-	-	(50)	-	(50)
Net loss	-	-	-	-	(8,654)	(8,654)
Balance at March 31, 2025	35,719,317	$3	$212,305	$731	$(202,461)	$10,578
Stock-based compensation expense	-	-	563	-	-	563
Comprehensive loss	-	-	-	(346)	-	(346)
Net loss	-	-	-	-	(5,739)	(5,739)
Balance at June 30, 2025	35,719,317	$3	$212,868	$385	$(208,200)	$5,056

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(14,393)	$(2,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	65	67
Stock-based compensation	1,184	1,924
Net unrealized (gain) loss on foreign currency transactions	(419)	159
Amortization of investments, net	(14)	(519)
Deferred revenue	-	(7,298)
Changes in operating assets and liabilities:
Accounts receivable	-	(2,159)
Prepaid expenses and other current assets	1,576	2,008
Accounts payable	2,126	(203)
Accrued expenses	(1,301)	228
Right-of-use assets and lease liabilities, net	(6)	(11)
Net cash used in operating activities	(11,182)	(8,070)
Investing activities:
Purchases of property and equipment	(4)	(81)
Purchases of short-term investments	-	(17,601)
Maturities of short-term investments	4,500	13,500
Net cash provided by (used in) investing activities	4,496	(4,182)
Financing activities:
Proceeds from exercise of stock options	38	-
Proceeds from issuance of common stock under ATM facility, net of issuance costs	37	91
Net cash provided by financing activities	75	91
Effect of exchange rate changes on cash and cash equivalents	21	2
Net decrease in cash and cash equivalents	(6,590)	(12,159)
Cash and cash equivalents at beginning of period	18,085	23,216
Cash and cash equivalents at end of period	$11,495	$11,057
Supplemental cash flow information:
ATM facility issuance costs reclassed from other current assets	$392	$-
ATM facility issuance costs in accrued expenses	$83	$-

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Accounting Pronouncements

Description of Business

Equillium, Inc., together with its wholly owned subsidiaries (the Company), was incorporated in the state of Delaware on March 16, 2017.

The Company is a biotechnology innovator developing novel therapies to treat severe autoimmune and inflammatory disorders with the mission to develop life-changing therapeutics for patients. The Company's primary goal is to advance EQ504, its novel aryl hydrocarbon receptor modulator, into and through clinical development.

The Company is headquartered in La Jolla, California, and it manages its business as one operating segment. Refer to Note 5 for additional information.

Liquidity and Business Risks

As of June 30, 2025, the Company had $11.5 million in cash and cash equivalents. From inception through June 30, 2025, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s clinical and pre-clinical product candidates. During the second quarter of 2025 the Company paused its research and development activities for all programs pending the Company's ability to raise capital in the immediate term. The Company has not yet generated product sales and as a result has incurred significant operating losses and negative cash flows from operations. As a result, the Company has an accumulated deficit of $208.2 million as of June 30, 2025. The Company expects to incur additional losses in the future to conduct research and development for which it will need to raise additional capital to implement.

The Company's limited cash and cash equivalents previously raised substantial doubt about the Company's ability to continue as a going concern. Subsequent to June 30, 2025, the Company completed an equity financing with gross proceeds of approximately $30 million with the ability to raise an additional $20 million subject to achieving certain clinical and pricing related milestones. Refer to Note 11 for additional information. Based on the Company’s current operating plan, management believes that the $30 million raised together with the existing cash and cash equivalents as of June 30, 2025 will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC). Accordingly, management has concluded that substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated.

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

No other new accounting pronouncements or legislation issued or effective as of June 30, 2025 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At June 30, 2025 and December 31, 2024, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Australian research and development tax incentive	$-	$966
Prepaid insurance	196	426
Prepaid other	189	369
Other current assets	37	429
Other receivables	35	178
Prepaid clinical development	-	35
Total prepaid expenses and other current assets	$457	$2,403

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

The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. During the three and six months ended June 30, 2025, the Company did not record a reduction to research and development expenses related to the Tax Incentive due to the substantial completion of its EQ101 and EQ102 clinical trials in Australia. During the three and six months ended June 30, 2024, the Company recorded $0.4 million and $1.4M, respectively, as a reduction to research and development expenses related to the Tax Incentive. The Company classifies its estimates for the Tax Incentive refunds as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company recorded $0 million and $1.0 million, respectively, within prepaid and other current assets attributed to the Tax Incentive.

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

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is calculated by dividing the net (loss) income by the sum of the weighted average number of common shares outstanding and potentially dilutive common shares outstanding for the period. The Company’s potentially dilutive securities include outstanding options under the Company’s 2018 Equity Incentive Plan, 2024 Inducement Plan and outstanding warrants to purchase common stock. Potentially dilutive common shares are only included when their effect is dilutive. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive securities is anti-dilutive and therefore excluded. Potentially dilutive common shares from options and warrants are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercises of options and warrants and the average amount of unrecognized compensation expenses are assumed to be used to repurchase shares.

The following table presents the weighted-average number of common shares used to calculate basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average number of common shares used in calculating basic net (loss) income per share	35,719,317	35,292,035	35,653,455	35,273,394
Weighted average number of common shares used in calculating diluted net (loss) income per share	35,719,317	36,589,774	35,653,455	35,273,394

Anti-dilutive shares:
Common stock options	9,909,368	7,886,188	9,909,368	9,183,927
Common stock warrants	1,366,141	1,366,141	1,366,141	1,366,141
Potentially dilutive shares excluded from calculation due to antidilutive effect	11,275,509	9,252,329	11,275,509	10,550,068

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	June 30,	for Identical	Observable	Inputs
	2025	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$10,265	$10,265	$-	$-
Total assets at fair value	$10,265	$10,265	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2024	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$14,457	$14,457	$-	$-
U.S. treasury securities (b)	4,490	4,490	-	-
Total assets at fair value	$18,947	$18,947	$-	$-

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

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of June 30, 2025 or December 31, 2024.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. treasury securities	1 or less	$4,487	$3	$-	$4,490
Total		$4,487	$3	$-	$4,490

The Company does not have any available-for-sale securities as of June 30, 2025. All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets.

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued payroll and other employee benefits	$247	$437
Clinical development	1,753	1,962
Other accruals	129	303
Biocon and its subsidiaries chemistry, manufacturing and controls services - related party	56	43
Biocon clinical development related to ulcerative colitis study - related party	56	223
Non-clinical research	14	150
Income tax accruals	17	365
Total accrued expenses	$2,272	$3,483

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

6. Leases

The Company’s leases relate primarily to office and laboratory facilities located in La Jolla, California. The Company’s lease of laboratory space in La Jolla, which was set to expire in February 2025, was renewed for another six months and is set to expire in August 2025, with an option to extend for six additional months through February 2026. The Company's lease of office space in La Jolla expires in February 2027. The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates and include rent holidays and provide for additional renewal periods.

Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.1 million for each of the three months ended June 30, 2025 and 2024. Operating lease expense, including expenses related to short-term leases, was $0.3 million for each of the six months ended June 30, 2025 and 2024.

Under the lease arrangements, the Company may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are variable and therefore not included in the measurement of the right-of-use assets and related lease liability but are instead recognized as variable lease expense in the Company's condensed consolidated statements of operations when they are incurred. Variable lease expense, including expenses related to short-term leases, was $0.1 million for each of the three months ended June 30, 2025 and 2024. Variable lease expense, including expenses related to short-term leases, was $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the six months ended June 30, 2025 and 2024, respectively, is as follows (in thousands, except lease term and discount rate):

	Six Months Ended June 30,
	2025	2024
Operating cash flows from operating leases	$137	$245
Weighted-average remaining lease term - operating leases (in years)	1.67	1.96
Weighted-average discount rate - operating leases	8.25%	8.25%

As of June 30, 2025, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

During the three and six months ended June 30, 2025, there was no revenue recognized under the Asset Purchase Agreement. During the three and six months ended June 30, 2024, the Company recognized revenue of $13.9 and $24.5 million, respectively, under the Asset Purchase Agreement. Such revenue was comprised of $9.2 million and $17.2 million associated with development funding for the three and six months ended June 30, 2024, respectively, and $4.7 million and $7.3 million associated with the amortization of the upfront payment for the three and six months ended June 30, 2024, respectively.

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

In addition, the Company is obligated to pay Biocon up to an aggregate of $30 million in regulatory milestone payments upon the achievement of certain regulatory approvals and up to an aggregate of $565 million in sales milestone payments upon the achievement of first commercial sale of product and specified levels of product sales. The Company is also required to pay royalties on tiers of aggregate annual net sales of Biocon Products by the Company, the Company’s affiliates and the Company’s sublicensees in the United States and Canada at percentages from the mid-single digits to sub-teen double-digits and on tiers of aggregate annual net sales of Biocon Products by the Company and the Company’s affiliates (but not the Company’s sublicensees) in Australia and New Zealand, in each case, subject to adjustments in certain circumstances. Biocon is also required to pay the Company royalties at comparable percentages for sales of itolizumab (EQ001) outside of the Equillium Territory if the approvals in such geographies included or referenced the Company’s data including data from certain of the Company’s clinical studies, subject to adjustments in certain circumstances. Under the License Agreements, net sales are calculated on a country-by-country basis and are subject to adjustments, including whether the Biocon Product is sold in the form of a combination product. As of June 30, 2025, the Company has not made or received payments in connection with the milestones or royalties within the agreement.

8. Stockholders’ Equity

2023 ATM Facility

In October 2023, the Company entered into an at-the-market facility with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as the Company's sales agent (the 2023 ATM Facility). There were no shares sold under the 2023 ATM Facility from October 2023 through December 31, 2024. During the three months ended June 30, 2025, there were no shares sold under the 2023 ATM Facility. During the six months ended June 30, 2025, there were 109,410 shares of common stock sold under the 2023 ATM Facility for gross proceeds of approximately $55,000. Issuance costs related to the 2023 ATM totaled $0.5 million through June 30, 2025.

On August 3, 2025, the Company entered into Amendment No. 1 (the Amendment) to the 2023 ATM Facility pursuant to which Jefferies was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility.

Since June 30, 2025 and through the date of the filing of this Quarterly Report on Form 10-Q, there were an additional 1,610,075 shares sold under the 2023 ATM Facility, as amended, for gross proceeds of approximately $0.9 million.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2025:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2024	9,023,792	$0.87
Granted	1,958,000	$0.75
Exercised	(52,344)	$0.74
Forfeitures and cancellations	(1,020,080)	$1.10
Balances as of June 30, 2025	9,909,368	$0.83	7.09	$-
Options exercisable as of June 30, 2025	5,994,753	$0.87	6.02	$-
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2025 of $0.32 and the price of the underlying options.

At June 30, 2025, unamortized stock compensation for stock options was $2.7 million, with a weighted-average recognition period of 2.75 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$180	$368	$390	$738
General and administrative	383	584	794	1,186
Total	$563	$952	$1,184	$1,924

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	June 30,	December 31,
	2025	2024
Stock options issued and outstanding	9,909,368	9,023,792
Warrants for common stock	1,366,141	1,366,141
Awards available under the 2018 Equity Incentive Plan	2,961,067	340,109
Awards available under the 2024 Inducement Plan	1,500,000	1,500,000
Employee stock purchase plan	1,369,497	1,026,222
Total	17,106,073	13,256,264

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

There was no income tax expense recorded for the three and six months ended June 30, 2025 and 2024, respectively. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

10. Related Party Transactions

On April 7, 2022, the Company entered into an agreement with Biocon, who is a holder of more than 5% of the Company’s common stock, to collaborate on and co-fund a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis that was being conducted by Biocon in India. The Company's share of the total clinical study costs was approximately $1.4 million. During the three and six months ended June 30, 2025, the Company recognized immaterial research and development expenses related to its portion of the total clinical study costs. During the three and six months ended June 30, 2024, the Company recognized $0.2 million and $0.4 million of research and development expenses related to its portion of the total clinical study costs, respectively. As of June 30, 2025 and December 31, 2024, the Company had accrued expenses totaling $56,000 and $0.2 million, respectively, and $0.1 million and $25,000, respectively, was invoiced by and payable to Biocon related to the Company's portion of the total clinical study costs.

In February 2020, the Company entered into a master services agreement with Syngene International Limited (Syngene), a wholly-owned subsidiary of Biocon, for chemistry, manufacturing and controls (CMC) services associated with itolizumab development (the Syngene MSA). In July 2023, the Company issued a signed work order under the Syngene MSA totaling $5.4 million for CMC activities. The Company stopped the majority of the work related to this work order in the third quarter of 2024. In addition, the Company entered into a work order for stability studies with Syngene in June 2024 totaling $0.1 million, which was completed as of June 30, 2025. In 2024, the Company entered into purchase orders for CMC projects and purchases of drug product with Biocon totaling approximately $6.5 million. As of October 30, 2024, the Company paused the majority of work related to those CMC projects. During the three and six months ended June 30, 2025, the Company recognized research and development expenses totaling $30,000 and $0.1 million, respectively, related to the Biocon and Syngene CMC agreements. During the three and six months ended June 30, 2024, the Company recognized research and development expenses totaling $1.1 million and $2.1 million, respectively, related to the Biocon and Syngene CMC agreements. As of June 30, 2025 and December 31, 2024, the Company had accrued expenses totaling $56,000 and $43,000, respectively, and $0.1 million and $0.6 million, respectively, was invoiced by and payable to Biocon and Syngene.

The majority of the aforementioned expenses associated with work performed by Biocon or its affiliates related to itolizumab development were reimbursed by Ono pursuant to the terms of the Asset Purchase Agreement during the Ono option period which expired on October 30, 2024.

The Company classifies its accruals related to these activities as accrued expenses on the accompanying condensed consolidated balance sheets. The Company classifies amounts invoiced by and payable to Biocon and Syngene as accounts payable on the accompanying condensed consolidated balance sheets

11. Subsequent Events

Securities Purchase Agreement

On August 10, 2025, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain institutional and accredited investors (the Investors), pursuant to which the Company agreed to sell and issue shares (Shares) of the Company’s common stock, par value $0.0001 (Common Stock), and pre-funded warrants to purchase shares of common stock (Warrant Shares), in up to two closings in a private placement transaction (the Private Placement).

The initial closing of the Private Placement occurred on August 12, 2025, (the Initial Closing). At the Initial Closing, the Company issued and sold 21,814,874 Shares at a purchase price of $0.57 per share (the Share Price) and pre-funded warrants to purchase up to 30,816,705 Warrant Shares at a purchase price of $0.5699 per Warrant Share (the Warrant Price) to the Investors for gross proceeds to the Company of approximately $30.0 million.

Pursuant to the Purchase Agreement, subject to the occurrence of the Milestone Closing Trigger (defined below), the Investors have agreed to purchase at a closing (the Milestone Closing) up to 35,087,717 Shares or pre-funded warrants in lieu thereof at a purchase price per Share and pre-funded warrant equal to the Share Price and the Warrant Price, respectively, for gross proceeds to the Company of up to approximately $20.0 million. The Milestone Closing trigger means: (A) the achievement of either of the following prior to the five-year anniversary of the date of the Purchase Agreement (i) the clearance of an investigational new drug application for EQ504 or (ii) the dosing of the first patient in a single ascending dose or a multiple ascending dose trial of EQ504 in Australia or New Zealand (the first such event to occur, the Milestone Event), and (B) (x) the achievement of a volume weighted average price per share of $2.50 (subject to appropriate, proportional adjustment for any stock splits or combinations of the Common Stock occurring after the date of the Purchase Agreement) measured during any 10 consecutive trading days during the 30 trading days following the date the Company first announces via a press release or Current Report on Form 8-K the occurrence of the Milestone Event (such period the “Measurement Period” and such price threshold requirement, the “Price Threshold”), or (y) the Company’s receipt of a waiver of the Price Threshold signed by the Investors who hold a majority of the securities issued in the Private Placement (determined as if all of the Warrant Shares underlying pre-funded warrants then outstanding have been issued without regard to any limitations on the exercise of such pre-funded warrants) and delivered to the Company during the Measurement Period (the achievement or occurrence of (A) and (B) are collectively, the Milestone Closing Trigger). In the event the Milestone Closing Trigger occurs as a result of a Price Threshold Waiver, only the waiving Investors will be obligated to purchase Shares or pre-funded warrants at the Milestone Closing.

The pre-funded warrants have an exercise price of $0.0001 per Warrant Share, subject to customary adjustments, and are exercisable at any time and will not expire until exercised in full. The pre-funded warrants will also be exercisable on a net exercise “cashless” basis. The pre-funded warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation, not to exceed 19.99%.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the Registration Rights Agreement) with the Investors at the Initial Closing, pursuant to which the Company agreed to prepare and file, within 30 days of the Initial Closing and, if applicable, the Milestone Closing, subject to certain allowable delays, one or more registration statements with the SEC to register for resale the Shares and, as applicable, the Warrant Shares, in each case that were issued under the Purchase

Agreement, and generally to cause the applicable registration statements to promptly become effective. Certain cash penalties will apply to the Company in the event of registration failures.

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

Overview

We are a biotechnology innovator developing novel therapies to treat severe autoimmune and inflammatory disorders with the mission to develop life-changing therapeutics for patients. Our primary goal is to advance EQ504, our novel aryl hydrocarbon receptor modulator, into and through clinical development.

As of June 30, 2025, we had $11.5 million in cash and cash equivalents. From inception through June 30, 2025, substantially all of our efforts have been focused on research, development and the advancement of our clinical and pre-clinical product candidates. During the second quarter of 2025, we paused our research and development activities for all programs pending our ability to raise capital in the immediate term. We have not yet generated product sales and as a result have incurred significant operating losses and negative cash flows from operations. As a result, we had an accumulated deficit of $208.2 million as of June 30, 2025. The Company expects to incur additional losses in the future to conduct research and development for which we will need to raise additional capital to implement.

On August 10, 2025, we entered into a Securities Purchase Agreement, the Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the Private Placement. The initial closing of the Private Placement occurred on August 12, 2025. At the Initial Closing, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 warrant shares at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. For additional information, see Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We intend to use the net proceeds from the Private Placement to fund the further development of EQ504, working capital and general corporate purposes. The Company has not initiated its recently announced cryptocurrency treasury reserve strategy and is instead prioritizing development of EQ504. We expect net proceeds from the Initial Closing of the Private Placement will extend our cash runway through 2027.

We intend to commence a Phase 1 proof-of-mechanism study for EQ504, a novel aryl hydrocarbon receptor, or AhR, modulator, by mid-2026, with data expected to follow approximately six months thereafter. Modulation of AhR has been shown to have a beneficial impact on tissue barrier function, inflammation, cell development and tumor suppression. We initially intend to develop EQ504 for the treatment of ulcerative colitis, or UC, with potential indication expansion opportunities in pouchitis and in lung diseases. We acquired the exclusive worldwide rights to EQ504 through the acquisition of Ariagen, Inc., or Ariagen, in October 2024. Ariagen was majority owned by Decheng Capital, who is the largest stockholder of Equillium.

Itolizumab (EQ001), our most advanced clinical-stage product candidate, is a first-in-class anti-CD6 immune-modifying monoclonal antibody, or mAb, that selectively targets the CD6-ALCAM signaling pathway. We acquired our rights to itolizumab (EQ001) pursuant to a collaboration and license agreement with Biocon SA (subsequently assigned to Biocon Limited, or together, Biocon) in May 2017, which has been subsequently amended, or Biocon License.

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

Itolizumab (EQ001) was observed to be generally well-tolerated with an adverse event profile consistent with prior clinical experience and consistent with this severe aGVHD patient population. In totality, we believe these outcomes, particularly longer-term maintenance of achieved response, may offer a meaningful benefit for patients suffering from aGVHD where high rates of mortality and disease recurrence persist with current treatments.

In April 2025 we conducted a Type D meeting with the FDA, at which time the FDA declined to grant our request for Breakthrough Therapy Designation, or BTD, or support an accelerated approval pathway based on the EQUATOR study data. The FDA highlighted its attention to achieving response outcomes at Day 29, per existing FDA guidance; however, the FDA did indicate openness to evaluating other endpoints, including longer term outcomes, provided independent data supports the validity of such endpoints. Based on this feedback, we accelerated the closure of the EQUATOR study in the second quarter of 2025. We do not have any plans to conduct further clinical development with itolizumab at this time and may consider terminating our exclusive license agreement with Biocon or seeking alternative means to monetize our rights under the license agreement.

We acquired the exclusive worldwide rights to EQ302 and a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates, such as EQ302, through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. That product discovery platform can be leveraged to design novel peptides to target and inhibit multiple cytokines that are involved in validated biological and disease pathways.

EQ302 is a preclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 formulated for oral delivery. Inhibiting IL-15 and IL-21 is believed to be an effective treatment approach for certain gastrointestinal indications, including celiac disease. Preclinical and translational data has shown that EQ302 is a potent inhibitor of those two cytokines and is stable and permeable in the gut. Based on the unique mechanism of action of EQ302 and its product profile, including the advantage of oral delivery, we believe that EQ302 has the potential to be an attractive therapeutic option for gastrointestinal diseases, such as celiac disease. Currently we are not expending internal resources to advance EQ302 and are exploring partnering opportunities that would support further development of the program.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting preclinical development, filing Investigational New Drug applications, or INDs, conducting clinical development, conducting chemistry, manufacturing and controls, or CMC, and formulation development activities, conducting business development activities such as the acquisitions of Bioniz and Ariagen and the Asset Purchase Agreement with Ono Pharmaceutical Co., Ltd., or Ono, and other transactions not completed, and the general and administrative activities associated with operating a public biotech company focused on advancing novel therapeutics. Furthermore, in connection with our acquisitions, we expanded our pipeline to multiple product candidates, all at various stages of development. This expansion may accelerate the rate at which our operating losses increase as we incur costs to further the development and seek regulatory approval for these product candidates. We have generated revenue from our Asset Purchase Agreement with Ono, related to a one-time, upfront payment from Ono in exchange for an exclusive option to acquire our rights to itolizumab (EQ001), or the Option, as well as from itolizumab (EQ001) development funding from Ono. Ono made a strategic business decision to allow its Option to expire on October 30, 2024 and, as a result, the Asset Purchase Agreement automatically terminated on that date pursuant to its terms. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the six months ended June 30, 2025 and 2024, our net losses were $14.4 million and $2.3 million, respectively. As of June 30, 2025, we had an accumulated deficit of $208.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities, acquired in-process research and development, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities for EQ504, including any future development of EQ302, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. We expect that our existing cash and cash equivalents as of June 30, 2025, with the net proceeds from the Initial Closing of the Private Placement, will enable us to fund our operations through 2027.

We do not expect to generate any revenues from product sales unless and until we successfully resume and complete development and obtain regulatory approval for EQ504 and EQ302, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including from diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Revenue

To date, we have not generated any revenues from therapeutic product sales, developmental milestones or royalties. In 2022, 2023 and 2024, our revenues were derived from an upfront payment under the Asset Purchase Agreement as well as from development funding from Ono. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our product candidates, as well as product sales from any approved product, which approval is unlikely to happen within the next 12 months, if ever. Our ability to generate product revenues will depend on the successful development and eventual commercialization of EQ504 and any future product candidates. If we fail to complete the development of EQ504, or any future product candidates in a timely manner, or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

We plan to continue to incur substantial research and development expenses for the foreseeable future as we advance the development of EQ504, and potentially EQ302, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire or develop new product candidates. The successful development of EQ504 and EQ302 is highly uncertain. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$-	$13,853	$-	$24,542
Research and development	4,083	10,808	10,007	20,551
General and administrative	2,145	3,145	5,091	6,883
Interest income	122	371	295	811
Other income (expense), net	367	197	410	(185)

Revenue

During the three and six months ended June 30, 2025, there was no revenue recognized under our Asset Purchase Agreement with Ono. During the three and six months ended June 30, 2024, we recognized revenue of $13.9 million and $24.5 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended June 30, 2024, development funding represented $9.2 million and amortization of the upfront payment represented $4.7 million. For the six months ended June 30, 2024, development funding represented $17.2 million and amortization of the upfront payment represented $7.3 million. Ono made a strategic business decision to allow its Option to expire on October 30, 2024 and, as a result, the Asset Purchase Agreement automatically terminated on that date pursuant to its terms.

Research and Development Expenses

Research and development expenses were $4.1 million and $10.0 million for the three and six months ended June 30, 2025, respectively, compared to $10.8 million and $20.6 million for the three and six months ended June 30, 2024, respectively. The decrease of $6.7 million and $10.6 million in research and development expenses for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily related to a decrease in clinical development expenses due to the wind down of our clinical studies and CMC activities as well as a decrease in employee compensation and benefits, consulting and non-clinical expenses.

General and Administrative Expenses

General and administrative expenses were $2.1 million and $5.1 million for the three and six months ended June 30, 2025, respectively, compared to $3.1 million and $6.9 million for the three and six months ended June 30, 2024, respectively. The decrease of $1.0 million and $1.8 million in general and administrative expenses for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to a decrease in employee compensation and benefits.

Interest Income

Interest income was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively. The decrease in interest income for the three and six months ended June 30, 2025 compared to the same periods in 2024, was primarily due to lower average cash, cash equivalents and short-term investment balances.

Other Income (Expense), net

Other income (expense), net was other income of $0.4 million for each of the three and six months ended June 30, 2025, respectively, compared to other income of $0.2 million and other expense of $0.2 million for the three and six months ended June 30, 2024, respectively. The change in other income (expense), net for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to fluctuations in net foreign currency transaction unrealized gains and losses.

Liquidity and Capital Resources

From inception through June 30, 2025, we have financed our operations primarily through the sale of equity and debt securities and income generated from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of June 30, 2025, we had an accumulated deficit of $208.2 million and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2025, we had $11.5 million in cash and cash equivalents.

Sources of Liquidity

Securities Purchase Agreement

On August 10, 2025, we entered into the Purchase Agreement with the Investors, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001, and pre-funded warrants to purchase shares of common stock, in up to two closings in the Private Placement.

The Initial Closing of the Private Placement occurred on August 12, 2025. At the Initial Closing, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 warrant shares at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million.

The Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. There can be no assurance that the specified milestones will be met or that the investors will purchase additional shares of common stock or pre-funded warrants in a second closing. For additional information, see Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

2023 ATM Facility

In October 2023, we entered into an at-the-market facility with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent, or the 2023 ATM Facility. There were no shares sold under the 2023 ATM Facility from October 2023 through December 31, 2024. During the three months ended June 30, 2025, there were no shares sold under the 2023 ATM Facility. During the six months ended June 30, 2025, there were 109,410 shares of common stock sold under the 2023 ATM Facility for gross proceeds of approximately $55,000. Issuance costs related to the 2023 ATM totaled $0.5 million.

On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility.

Since June 30, 2025 and through the date of the filing of this Quarterly Report on Form 10-Q, there were an additional 1,610,075 shares sold under the 2023 ATM Facility, as amended, for gross proceeds of approximately $0.9 million. For additional information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Funding Requirements

We expect our expenses to increase substantially as we advance our research and development activities, including resuming development of our preclinical asset, EQ504 and potentially resuming development of EQ302. We expect that our primary uses of capital will be for non-clinical research, clinical development, CMC activities, formulation development, product supply, potential acquisition of new products, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

We believe that the net proceeds from the Initial Closing of the Private Placement with our cash and cash equivalents as of June 30, 2025 can fund operations through 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ504 and EQ302, or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our planned or future non-clinical and clinical studies of EQ504 and EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs and inflationary pressures on the economy;
•
the advancement and cost of preclinical research of EQ504, EQ302 and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, or New Drug Application, or NDA, we may submit for our product candidates;
•
the costs and timing of manufacturing EQ504 and other product candidates;
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
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing EQ504 or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $208.2 million as of June 30, 2025. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ504 and EQ302 and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz or potential contingent payments upon the achievement by us of regulatory milestones that we may be required to make under the terms of our stock purchase agreement with Ariagen, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including the Biocon License.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(11,182)	$(8,070)
Investing activities	4,496	(4,182)
Financing activities	75	91
Effect of exchange rate changes on cash	21	2
Net decrease in cash and cash equivalents	$(6,590)	$(12,159)

Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $11.2 million compared to $8.1 million during the six months ended June 30, 2024. Cash used in operating activities during the six months ended June 30, 2025 primarily related to our net loss of $14.4 million, adjusted for non-cash items of $0.8 million, primarily consisting of non-cash stock-based compensation expenses, and net cash inflows from changes in other operating assets and liabilities of $2.4 million. Cash used in operating activities during six months ended June 30, 2024 primarily related to our net loss of $2.3 million, adjusted for non-cash items of $1.6 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $7.4 million.

Investing Activities

Net cash provided by investing activities was $4.5 million during the six months ended June 30, 2025 and primarily consisted of maturities of our short-term investments.

Net cash used in investing activities was $4.2 million during the six months ended June 30, 2024. Purchases of our short-term investments totaled $17.6 million, which was offset by maturities of short-term investments totaling $13.5 million.

Financing Activities

Net cash provided by financing activities totaled $0.1 million during the six months ended June 30, 2025. We received net proceeds from the sale of shares under our 2023 ATM Facility totaling approximately $37,000. There were no sales of shares under the 2023 ATM Facility until March 2025. During the six months ended June 30, 2025, we received proceeds totaling $38,000 from the exercise of stock options.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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
•
We will require substantial additional funding to complete the planned or future development and any commercialization of EQ504, EQ302 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations;
•
Raising additional equity capital may cause dilution to our stockholders, and raising additional equity or debt capital may restrict our operations or require us to relinquish rights to our technologies or product candidates;
•
We are highly dependent on the successful planned or future development of our current product candidates, EQ504 and EQ302, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them;
•
We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to advance the further clinical development of itolizumab (EQ001), obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business;
•
We have licensed itolizumab from Biocon pursuant to an exclusive license agreement, which license is conditioned upon us meeting certain diligence obligations with respect to the development, regulatory approval and commercialization of itolizumab, and making significant milestone payments in connection with regulatory approval and commercial milestones as well as royalty payments. We do not intend to advance itolizumab in any further clinical development and may consider terminating our exclusive license agreement with Biocon or seeking alternative means to monetize our rights under the license agreement;
•
Any delays in the commencement and completion, or any termination or suspension, of our planned or future clinical studies could result in increased costs to us, and delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects;
•
Interim, topline or preliminary data from our planned or future clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
•
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our products, we may not be able to generate product revenue;
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
•
If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our product candidates, and we may not be able to compete effectively in our market;
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success; and
•
If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, with an initial deadline of June 11, 2025, followed by a 180-day extension until December 8, 2025, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting clinical and preclinical development, filing three INDs, conducting chemistry, manufacturing and controls, or CMC, and formulation development activities, conducting business development activities including the acquisitions of Bioniz, Inc. and Ariagen, Inc., effecting a stock repurchase program, and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the six months ended June 30, 2025 and the year ended December 31, 2024, our net losses were $14.4 million and $8.1 million, respectively. As of June 30, 2025, we had an accumulated deficit of $208.2 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, conduct preclinical studies on EQ504 and potentially other product candidates, potentially perform discovery research, conduct formulation development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, strategic transactions have and may in the future accelerate the rate at which our operating losses increase, including as a result of preclinical, clinical and regulatory expenses incurred to advance our potential product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We will require substantial additional funding to complete the planned or future development and any commercialization of EQ504, EQ302 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

We expect our expenses to potentially increase substantially over the next few years if EQ504 or other product candidates successfully advance through additional stages of development and larger, more expensive clinical studies. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and non-clinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval of any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

On August 10, 2025, we entered into a Securities Purchase Agreement, the Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the Private Placement. The initial closing of the Private Placement occurred on August 12, 2025, the Initial Closing. At the Initial Closing, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 warrant shares at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. We expect to use the net proceeds from the private placement transaction to accelerate the clinical development of EQ504, a novel aryl hydrocarbon receptor, or AhR, modulator into a Phase 1 proof-of-mechanism study into mid-2026, with data expected to follow approximately six months thereafter.

As of June 30, 2025, we had $11.5 million in cash and cash equivalents. We expect that the net proceeds from the Private Placement with the cash and cash equivalents as of June 30, 2025, will enable us to fund our operations through 2027, based on certain assumptions and estimates that may prove to be inaccurate.

We have and will continue to pursue sources of additional capital, including pursuant to the Open Market Sales AgreementSM, dated October 8, 2023, as amended August 3, 2025, with LifeSci Capital LLC, the 2023 ATM Facility, as well as other financing sources that may be available to us.

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

We do not have sufficient funds to complete the clinical development of EQ504 or any of our product candidates. We will need to raise substantial additional capital to complete the development and commercialization of EQ504 and any other product candidates, which additional capital, if capable of being raised, may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, or cause our stockholders to incur substantial dilution.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our planned or future non-clinical and clinical studies of EQ504, EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs and inflationary pressures on the economy;
•
the advancement and cost of preclinical research of EQ504, EQ302 and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any Biologics License Application, or BLA, or New Drug Application, or NDA, we may submit for our product candidates;
•
the costs and timing of manufacturing EQ504 and other product candidates;
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
•
the cost associated with commercializing EQ504 or any of our other product candidates, if approved for commercial sale; and
•
the cost, timing and impact of our new cryptocurrency treasury reserve strategy, if implemented.

In August 2025, we amended the 2023 ATM Facility with Jefferies LLC, to replace Jefferies LLC as the sales agent with LifeSci Capital LLC. Under the 2023 ATM Facility, we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through LifeSci Capital LLC acting as our sales agent. As of the filing of this Quarterly Report on Form 10-Q, we have sold 1,719,485 shares under the 2023 ATM Facility.

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen for at least several years, if ever. We will need to obtain substantial additional funding to continue our operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital was adversely impacted by the FDA's negative feedback on the EQUATOR trial results, and may be adversely impacted by the potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, bank failures, potential tariffs, the conflict between Russia and Ukraine, the conflicts in the Middle East, and monetary policy changes of federal agencies that have increased interest rates to address inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions.

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful planned or future development of our current product candidates, EQ504 and EQ302, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.*

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval of and then successfully commercialize EQ504 and EQ302 in any of the indications for which we are currently planning to develop them, including treatment of inflammatory bowel disease, particularly ulcerative colitis, with EQ504, or treatment of celiac disease or other gastrointestinal conditions with EQ302, which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

Before we can market and sell any of our product candidates in the United States, we would need to manage research and development activities, commence and complete our planned or future clinical studies, obtain necessary regulatory approvals from the FDA and build a commercial organization or enter into a marketing collaboration with a third party, among other things. We cannot assure you that we will be able to successfully complete the necessary planned or future clinical studies and/or obtain regulatory approval and develop sufficient commercial capabilities for any of our product candidates. Further, we may decide to modify the design of our planned or future clinical studies, which could adversely impact the likelihood of obtaining regulatory approval. We have not submitted a BLA or an NDA to the FDA or filed for approval with any other regulatory authority outside the United States for any product candidate. Further, our product candidates may not receive regulatory approval even if they are successful in planned or future clinical studies. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approval, we may never generate significant revenues from any commercial sales of any of our products. If any of our product candidates are approved and we fail to successfully commercialize them, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, prospects, financial condition and results of operations will be adversely affected.

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

Any collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such product candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our future product candidates or bring them to market and generate product revenue. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory.

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval for any product candidate.*

We initiated our first clinical study in the first quarter of 2019, which was a Phase 1 clinical study of itolizumab (EQ001) for the treatment of aGVHD. Since then, we have initiated three additional clinical studies of itolizumab (EQ001), two of which were Phase 1 clinical studies in uncontrolled asthma and lupus/LN and one was a Phase 3 clinical study in aGVHD. The Phase 1 studies of itolizumab (EQ001) have been completed. The Phase 3 study in aGVHD stopped enrollment in October 2024 and based on FDA feedback received in April 2025 we accelerated closure of the trial. We completed a Phase 1 first-in-human clinical study of EQ102 in healthy volunteers in Australia and a Phase 2 clinical study of EQ101 in subjects with AA in Australia and New Zealand. Prior to initiating a clinical study of EQ504, data from animal toxicology studies will be required as well as formulation development. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our planned or future clinical studies will be completed on time, if at all, that our planned or future clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to raise additional capital and successfully complete the above activities and any other activities required for the successful development and eventual commercialization of our product candidates. The success of our product candidates will further depend on factors such as:

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

We have licensed the rights to itolizumab in the United States, Canada, Australia, and New Zealand. Any adverse developments that occur during any research, clinical, or commercial use of itolizumab by Biocon or third parties in other jurisdictions may affect our ability to advance the further clinical development of itolizumab (EQ001), obtain regulatory approval of or successfully commercialize itolizumab (EQ001) or otherwise adversely impact our business.*

Biocon, its Cuban partner, CIMAB, S.A., and their licensees and partners, over which we have no control, have the rights to develop itolizumab worldwide and commercialize itolizumab in geographies outside of the Equillium Territory (as defined below). Itolizumab is approved in India for the treatment of moderate to severe plaque psoriasis and was marketed by Biocon as ALZUMAb. Biocon was also granted restricted emergency use approval of itolizumab by the Drugs Controller General of India, or DCGI, for the treatment of cytokine release syndrome, or CRS, in COVID-19 patients with moderate to severe acute respiratory distress syndrome, or ARDS, in India. In September 2020, the DCGI granted approval of itolizumab produced in a Chinese hamster ovary, or CHO, cell line, marketed in India under the brand name ALZUMAb-L, or ALZUMAb Lyophilized, for the treatment of chronic plaque psoriasis, as well as restricted emergency use authorization for the treatment of CRS in COVID-19 patients with moderate to severe ARDS. We are also aware that ALZUMAb and ALZUMAb-L have been used and ALZUMAb-L may continue to be used in India on a compassionate use basis, off label, and/or in investigator-initiated studies.

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

If we fail to develop or acquire other product candidates or products, our business and prospects would be limited.*

One element of our strategy is to expand our pipeline by acquiring a portfolio of other product candidates through business or product candidate acquisitions such as our acquisitions of Bioniz and Ariagen, if we are able to raise additional capital. The success of this strategy depends in large part upon raising additional capital and the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire product candidates for therapeutic indications that complement or augment our current pipeline, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire suitable product candidates from third parties or acquire businesses at valuations and on other terms acceptable to us, or if we are unable to raise capital required to acquire businesses or new product candidates, our business and prospects will be limited and may require us to divest one or more of our product candidates to enable us to acquire businesses or new product candidates or progress the development of our other product candidates.

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

We have licensed itolizumab from Biocon pursuant to an exclusive license agreement, which license is conditioned upon us meeting certain diligence obligations with respect to the development, regulatory approval and commercialization of itolizumab, and making significant milestone payments in connection with regulatory approval and commercial milestones as well as royalty payments. We do not intend to advance itolizumab in any further clinical development and may consider terminating our exclusive license agreement with Biocon or seeking alternative means to monetize our rights under the license agreement.*

We are party to an exclusive license agreement with Biocon, pursuant to which we initially acquired an exclusive license to develop, make, have made, use, sell, have sold, offer for sale, import and otherwise exploit itolizumab and any pharmaceutical composition or preparation containing or comprising itolizumab in the United States and Canada and which was later amended to grant us the same exclusive license in Australia and New Zealand as well, or, collectively, the Equillium Territory. We are obligated, under this agreement, to achieve certain development milestones within specified timeframes in order to retain all of the licensed rights. Certain of such milestones are largely outside of our control. We are also obligated to use commercially reasonable efforts to develop and seek regulatory approval of, and if regulatory approval is obtained, to commercialize, itolizumab in the Equillium Territory and to secure funding for the development of itolizumab in two or more indications. Further, we are obligated to make certain cash milestone payments to Biocon upon completion of certain regulatory approval and commercial milestones and are required to pay royalties to Biocon on net sales of itolizumab, if approved. Though we believe that the royalty rates and milestone payments are reasonable in light of our business plan, we will require large amounts of capital to satisfy these obligations. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our planned or future clinical studies, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations on terms unfavorable to us. In addition, if we are unable to make any payment when due or, if we fail to achieve the development milestones within the timeframes required by the license agreement, or to satisfy our general diligence obligation to use commercially reasonable efforts to develop, register and commercialize itolizumab and to secure funding for the development of itolizumab in two or more indications, Biocon may have the right to limit the scope of our license or terminate the agreement and all of our rights to develop and commercialize itolizumab. As we no longer intend to develop itolizumab, we may consider terminating our exclusive license agreement with Biocon or seeking alternative means to monetize our rights under the license agreement.

The development and commercialization of biopharmaceutical products are subject to extensive regulation and we may not obtain regulatory approvals of our product candidates in any of the indications for which we plan to develop them, or any future product candidates, on a timely basis or at all.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our current product candidates, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of a new therapeutic product in the United States requires the submission of an NDA or a BLA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA for that product. An NDA or BLA must be supported by extensive clinical and non-clinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Similar submissions are required for approval by the relevant regulatory authority in other territories outside the United States before a therapeutic product can be marketed.

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

Any delays in the commencement and completion, or any termination or suspension, of our planned or future clinical studies could result in increased costs to us, and delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects.*

Before we can initiate our planned or future clinical studies of our product candidates in any distinct indication in the United States, we must submit the results of non-clinical studies to the FDA along with other information, including information about their chemistry, manufacturing and controls and our proposed clinical study protocol, as part of an IND or similar regulatory filing. To date, we have only submitted INDs for clinical studies of itolizumab (EQ001) for the treatment of aGVHD, LN, and COVID-19.

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

We have conducted studies of itolizumab (EQ001) at sites located outside of the United States, including our Phase 3 clinical study of itolizumab (EQ001) in aGVHD, and we may in the future use sites outside of the United States for our planned or future clinical studies of EQ504 and possibly EQ302 or any other future product candidates. The FDA may not accept data from any such studies, in which case our development plans will be delayed, which could materially harm our business.*

We have utilized sites in Australia and New Zealand for a Phase 1b clinical study of itolizumab (EQ001) in uncontrolled moderate to severe asthma, and we have utilized sites in India for a Phase 1b clinical study of itolizumab (EQ001) in lupus and LN. Our Phase 2 clinical study of EQ101 in subjects with AA was conducted in Australia and New Zealand. We expect to be ready to initiate a first-in-human Phase 1 clinical study of EQ504 in Australia in mid-2026. In addition, if we advance EQ302 into clinical studies, we may decide to utilize sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We currently have no marketing and sales organization and have no experience as a company in commercializing products and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our approved products, we may not be able to generate product revenue.

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

We are aware that other products addressing the same indications as EQ504, EQ302 and itolizumab (EQ001) are in development, and some have been approved. There are no FDA-approved therapies indicated as a first-line treatment of aGVHD. Other than our EQUATOR study, the only late-stage clinical study for the treatment of first line aGVHD that we are aware of is CSL Behring’s Phase 3 study of alpha-1 antitrypsin. Incyte Corporation’s ruxolitinib and Mesoblast’s remestemcel-L-rknd have been approved for treatment of steroid refractory aGVHD. Other second-line, or steroid refractory therapy consists of off-label immunosuppressives for which the therapeutic benefit has not been established. Private and public companies with Phase 3 development programs in second-line, or steroid refractory aGVHD, include Maat Pharma SA, Medac GmbH and Mediolanum Farmaceutici. There are currently no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Amgen Inc. (former asset of Provention Bio), Anokion SA, Barinthus Biotherapeutics Ltd., Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., Immunic, Inc., ImmunogenX, Inc. (acquired by Entero Therapeutics, Inc.), Mozart Therapeuitcs, Pfizer Inc., Protagonist Therapeutics, Inc., Sanofi SA, Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH. There are multiple private and public companies with over 25 active clinical development programs for the treatment of ulcerative colitis. There are also 13 currently approved products for the treatment of ulcerative colitis being marketed by AbbVie Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, Galapagos N.V., Johnson & Johnson, Pfizer Inc. and Takeda Pharmaceuticals.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as acquiring technologies complementary to, or necessary for, EQ504, EQ302 and itolizumab (EQ001) or any future programs.

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

If market opportunities for our product candidates are smaller than we believe they are, our potential revenue may be adversely affected and our business may suffer.*

We have global rights to EQ504 and are initially looking to develop it as a potential treatment for ulcerative colitis, with potential indication expansion opportunities in pouchitis and lung diseases. We only have the rights to itolizumab (EQ001) for the Equillium Territory, and we were focused on the development of itolizumab (EQ001) for autoimmune and inflammatory diseases. Based on data from our completed EQUATOR and EQUALISE studies and subsequent regulatory interactions, we do not have plans to advance the development of itolizumab (EQ001) further in any indication currently. We have global rights to EQ302, and although we have paused development activities of EQ302, we believe it may be a promising candidate for future development as a potential treatment of gastrointestinal indications such as celiac disease. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. Further, other stakeholders, including investors, analysts, and strategic partners may view the revenue potential of our product candidates as smaller than we do, which could impede our ability to enter into favorable business or financing transactions. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

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

Scaling up pharmaceutical manufacturing processes, especially biological processes and peptide synthesis, is a difficult and uncertain task, and our CMOs may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely deliver our supplies of EQ504 and EQ302 or other future product candidates or meet product demand.

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

Current or future tariffs would result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs would increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended June 30, 2025.

We rely, and intend to continue to rely, on CROs to conduct our planned or future clinical studies and perform some of our planned or future research and non-clinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.*

We do not have the ability to independently conduct all aspects of our planned or future non-clinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our planned or future non-clinical and clinical studies of EQ504, EQ302 and any planned or future non-clinical and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

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

There is no guarantee that any such CROs, clinical study investigators or other third parties on which we rely on will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical study site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical study unless we are able to transfer those subjects to another qualified clinical study site, which may be difficult or impossible. In addition, clinical study investigators for our clinical study may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical study site may be questioned and the utility of the clinical study itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing EQ504 and EQ302.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical studies or other biopharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our planned or future clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals of EQ504 and EQ302 or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our product candidates, and we may not be able to compete effectively in our market.*

Our success depends in significant part on our, and with respect to itolizumab (EQ001), Biocon’s, ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates including EQ504, EQ302 and itolizumab (EQ001), and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them.

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

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as EQ504, EQ302 and itolizumab (EQ001) as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and our licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or partners to narrow the scope of the claims of our or our licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we or our licensors have filed have not resulted in issued patents because we or our licensors have abandoned those patent applications as changes in business and/or legal strategies dictated.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our research programs and product candidates such as EQ504, EQ302 and itolizumab (EQ001). Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for EQ504, EQ302, itolizumab (EQ001) or any other product candidates that we may identify, our business may be materially harmed.*

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical studies by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case.

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

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.*

From time to time we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as EQ504, EQ302 and itolizumab (EQ001) and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.*

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as EQ504, EQ302, itolizumab (EQ001) and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or product candidates that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as EQ504, EQ302, itolizumab (EQ001) and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include EQ504, EQ302, itolizumab (EQ001) and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell EQ504, EQ302, itolizumab (EQ001) and other potential future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.*

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our planned and future product candidates, including EQ504, EQ302, itolizumab (EQ001) and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we or our licensor may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we or our licensor assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our planned or future clinical studies, continue our planned or future research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring EQ504, EQ302, itolizumab (EQ001) or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if we resume development activities, including EQ504, EQ302 or itolizumab (EQ001), if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and planned or future product candidates such as EQ504, EQ302, itolizumab (EQ001) and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case. As a means of conserving our cash, we recently decided to pause efforts related to the prosecution and maintenance of the itolizumab patents, and we intend to let lapse all itolizumab-related patent families in the Equillium Territory. However, should we receive positive feedback from the FDA and raise additional capital or enter into a new strategic partnership related to itolizumab, we would revisit the decision to let such patents lapse and seek to bring into good standing all patents and patent applications related to itolizumab, to the extent such patents and applications have not irrevocably lapsed by that time. Further, should itolizumab be approved in the United States, we expect to obtain regulatory exclusivity that the FDA currently affords to novel biologic therapies of 12 years following first approval which is expected to extend beyond the life of patents issued and in prosecution.

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

Intellectual property rights may address all potential threats to our competitive advantage.

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

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.*

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations primarily in the Greater San Diego Area region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. We may face additional challenges in recruiting qualified individuals due to the hardship we have experienced, including our reductions in force. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. On July 4, 2025, the annual reconciliation bill, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates such as EQ504 and EQ302 and any future product candidates, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected, if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of EQ504 and EQ302 or any future product candidates, if approved, to be in violation of applicable laws.

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

Risks Related to Ownership of our Common Stock

The stock price of our common stock may be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.*

The market price of our common stock has fluctuated in the past and may fluctuate significantly in the future in response to numerous factors, many of which are beyond our control, including:

•
our operating performance and the performance of other similar companies;
•
our ability to enroll and retain subjects in our planned or future clinical studies if we are able to raise additional capital to continue the development of our product candidates;
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
•
the timing of data from our planned or future clinical studies of EQ504 and EQ302 and potentially other product candidates;

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
•
the registration and subsequent sale of the Shares and Warrant Shares issued in the Private Placement;
•
the size of our market float;
•
the impact of a reverse stock split, if any;
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

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, with an initial deadline of June 11, 2025, followed by a 180-day extension until December 8 , 2025, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On December 13, 2024, we received a notice, or Notice, from the Nasdaq Stock Market, or Nasdaq, that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until June 11, 2025, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “EQ” at this time.

On June 12, 2025, the Company received another notice from Nasdaq that the Company was granted an additional 180 calendar days, until December 8, 2025, to regain compliance with the Minimum Bid Price Requirement. This notice from Nasdaq states that if compliance with the Minimum Bid Price Requirement cannot be demonstrated by December 8, 2025, Nasdaq staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal Nasdaq staff’s determination to a Nasdaq hearings panel.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirements, including such actions as effecting a reverse stock split, for which our board of directors has received stockholder approval. There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including corporate governance requirements and/or maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be subject to delisting.

Delisting from the Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

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

Raising additional equity capital would cause dilution to our stockholders, and raising additional equity or debt capital may restrict our operations or require us to relinquish rights to our technologies or product candidates.*

As disclosed above, on August 12, 2025, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 warrant shares at a purchase price of $0.5699 per warrant share, to the investors for gross proceeds to us of approximately $30.0 million in connection with the Private Placement. Additionally, the Purchase Agreement provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies LLC was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. Since June 30, 2025 and through the date of the filing of this Quarterly Report on Form 10-Q, we have sold 1,610,075 shares under the 2023 ATM Facility, as amended, for gross proceeds of approximately $0.9 million.

As of August 12, 2025, we had 59,503,223 shares of common stock outstanding, which excludes the pre-funded warrant shares totaling 30,816,705 until they are exercised. The sale of our shares of common stock and pre-funded warrants has significantly diluted the ownership interest of our stockholders from their ownership interest before such sales, and the potential sale of additional shares of common stock and pre-funded warrants if the second closing occurs will continue to significantly dilute their ownership interest. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will continue to be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. In connection with the Private Placement, we agreed, pursuant to the Registration Rights Agreement, to register for resale the shares of common stock issued and warrant shares issuable upon exercise of the pre-funded warrants, to the Investors sold under the Purchase Agreement at the Initial Closing and the milestone closing, if any. The number of shares of common stock to be registered by us is significant. At such time as these shares of common stock become registered in an effective registration statement, they may be sold by the investors into the market and may cause the price of our common stock to decline, and the market perception that such sales may occur may also cause the price of our common stock to decline. We have also registered shares of common stock that we have issued, and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Even though shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, the sale of shares by directors, executive officers and other affiliates may cause the price of our common stock to decline.

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

We have indemnity obligations and other responsibilities under the registration rights agreement and securities purchase agreement entered into with investors on August 12, 2025. If these obligations are not met, we may be required to pay damages and indemnify the investors.*

The registration rights agreement obligates us to file registration statements in a timely manner to register shares sold to investors and maintain their effectiveness to enable the sale of shares by the investors. If we fail to meet these requirements, or if investors cannot sell their shares, we may have to pay damages to the investors of up to 5% of the total purchase price for the shares under the securities purchase agreement.

We are required to indemnify investors for breaches of our representations, warranties or covenants in the securities purchase agreement. The registration rights agreement also has indemnity obligations for inaccuracies or omissions in registration statements or prospectuses, or violations of securities laws. If we are required to indemnify the investors the costs could be material.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit our commercialization of any product candidates that we may develop.*

We face an inherent risk of product liability exposure related to the testing of EQ504 and EQ302 and any future product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that EQ504 and EQ302 or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We currently have product liability insurance. However, the amount of insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as EQ504, EQ302 and any future product candidates advance through potential future clinical studies and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. For example, the U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The Trump administration and the U.S. Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.

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

We do not intend to pay dividends for the foreseeable future.*

We have never declared nor paid cash dividends on our capital stock. If we are able to generate revenues, we currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Risks Related to Our Crypto Treasury Strategy

Cryptocurrencies are highly volatile assets, and fluctuations in the price of cryptocurrencies are likely to influence our financial results and the market price of our common stock.*

In August 2025 we announced the expansion of our treasury strategy to include digital currencies for the diversification, liquidity and long-term capital appreciation potential they represent, and we updated our treasury investment policy to permit such investments. We have not initiated our cryptocurrency treasury strategy but we may in the future invest in or otherwise acquire digital currencies.

Cryptocurrencies are highly volatile assets, and significant fluctuations in the price of cryptocurrencies over short periods of time are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of cryptocurrency decreased substantially (as it has in the past, such as during 2022), including as a result of:

•
decreased user and investor confidence in cryptocurrency, including due to the various factors described herein;
•
investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, or of the U.S. or state governments, (ii) actual or expected significant dispositions of cryptocurrency by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for cryptocurrency or spot cryptocurrency exchange-traded products, or ETPs;
•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, cryptocurrency or the broader digital assets industry, for example, (i) public perception that cryptocurrency can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the cryptocurrency ecosystem, including potential future SEC enforcement actions; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of cryptocurrency and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the cryptocurrency mining process;
•
changes in consumer preferences and the perceived value or prospects of cryptocurrency;
•
competition from other digital assets that exhibit better transaction speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed or held in large amounts by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
•
a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for cryptocurrency purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of cryptocurrency or adversely affect investor confidence in digital assets generally;
•
disruptions, failures, unavailability, or interruptions in service of trading venues for cryptocurrency, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection or an SEC enforcement action brought against an exchange or other trading venue, which seeks to freeze all of its assets during the pendency of the enforcement action;
•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
•
regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of cryptocurrency, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
•
transaction congestion and fees associated with processing transactions on the applicable cryptocurrency network;
•
macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the cryptocurrency blockchain becoming insecure or ineffective; and
•
changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the ongoing conflicts in the Middle East, as well as expectations regarding changes to the regulatory environment, including for the U.S. digital asset industry.

We may use the net proceeds from any offering by the company to purchase cryptocurrencies, the price of which has been, and will likely continue to be, highly volatile.*

Except for the proceeds from the Private Placement, we may use the net proceeds from any offering by the Company, including the Open Market Sale AgreementSM, dated October 5, 2023, as amended August 3, 2025, or the Agreement, between LifeSci Capital LLC and us, to purchase cryptocurrencies. Cryptocurrencies are highly volatile and do not pay interest or other returns, and, as a result, our ability to generate a return on any investments into cryptocurrencies from the net proceeds from any offering will depend on whether there is appreciation in the value of the cryptocurrencies we purchase, if any, following our purchases thereof with the net proceeds from such offering. Future fluctuations in cryptocurrency trading prices may result in our converting cryptocurrencies purchased with the net proceeds from an offering, if any, into cash with a value substantially below the net proceeds from such offering.

Cryptocurrency and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.*

Cryptocurrency and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects and evolving, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of digital assets or results in increased compliance costs, limitations on our business model, or the forced liquidation of our digital asset holdings, if any. We may also be subject to enforcement actions or penalties if our activities are deemed to violate applicable laws or regulations.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency. For example, in July 2025 the United States enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Ac, or the GENIUS Act, the first federal statute establishing prudential requirements for the issuance, reserve backing and supervision of U.S.-dollar-pegged stablecoins. In the same week, the House of Representatives passed the Digital Asset Market CLARITY Act of 2025, or the CLARITY Act, which—if ultimately enacted—would allocate jurisdiction between the SEC and Commodity Futures Trading Commission and create a market-structure framework for digital commodities; the bill now awaits Senate action. International laws, including the European Union’s Markets in Crypto Assets Regulation and the U.K.’s Financial Services and Markets Act 2023 have also recently taken effect.

It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight—such as the implementing regulations under the GENIUS Act or any Senate amendments to the CLARITY Act—might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and cryptocurrency specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a cryptocurrency treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of cryptocurrency in particular, may also impact the price of cryptocurrency and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of cryptocurrency may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to cryptocurrency, institutional demand for cryptocurrency as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for cryptocurrency as a means of payment, and the availability and popularity of alternatives to cryptocurrency. Even if growth in cryptocurrency adoption occurs in the near or medium-term, there is no assurance that cryptocurrency usage will continue to grow over the long-term.

Recent actions by U.S. banking regulators have reduced the ability of cryptocurrency-related services providers to gain access to banking services and liquidity of digital assets may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for cryptocurrency and other digital assets.

In addition, while the current administration has expressed support regarding the development and use of digital assets and the US recently enacted the GENIUS Act, the specific regulatory frameworks, including the potential adoption of the CLARITY Act, are still to be developed. Expectations around U.S. digital asset policy, including potential sentiments that the U.S. government is not moving quickly enough or not meeting policy expectations, may adversely affect the price of cryptocurrency.

Cryptocurrency holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.*

Historically, the cryptocurrency markets have been characterized by significant volatility in price over short periods of time, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. For example, a number of cryptocurrency trading venues temporarily halted deposits and withdrawals in 2022. As a result, cryptocurrency holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, cryptocurrency we will hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered cryptocurrencies or otherwise generate funds using cryptocurrency holdings, including in particular, during times of market instability or when the price of cryptocurrencies has declined significantly. If we are unable to sell digital assets, enter into additional capital raising transactions using cryptocurrency as collateral, or otherwise generate funds using cryptocurrency holdings, or if we are forced to sell cryptocurrency at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We may face risks relating to the custody of our cryptocurrency, if any, including the loss or destruction of private keys required to access our cryptocurrency and cyberattacks or other data loss relating to our cryptocurrency.*

If purchased, we would hold our cryptocurrency with regulated custodians that will have duties to safeguard our private keys. Custodial services contracts may restrict our ability to reallocate our cryptocurrency among custodians, and our cryptocurrency holdings may be concentrated with a single custodian from time to time. In light of the significant amount of cryptocurrency we intend to hold, we expect to continually seek to engage additional regulated custodians to achieve a greater degree of diversification in the custody of our cryptocurrency (if any) as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of regulated digital asset custodians that we believe can safely custody our cryptocurrency (if any), for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than those currently being offered or take other measures to custody our cryptocurrency (if any), and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding cryptocurrency with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of various cryptocurrency blockchains if custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While custodians may carry insurance policies designed to cover losses for commercial crimes, cyber and cold storage, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect login credentials and devices), and we cannot be sure that such coverage will continue to be available on terms that are commercially reasonable to our future custodians or at all. The insurance that covers losses of cryptocurrency holdings may cover only a small fraction of the value of the entirety of cryptocurrency holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we may have or that such coverage will cover losses with respect to our cryptocurrency (if any). Moreover, our intended use of custodians exposes us to the risk that the cryptocurrency our future custodians may hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such cryptocurrency. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our cryptocurrency.

Cryptocurrency is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the cryptocurrency is held. While cryptocurrency blockchain ledgers require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the cryptocurrency held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the cryptocurrency held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack or other source of compromise. The cryptocurrency and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying cryptocurrency as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, or the 1940 Act, and could adversely affect the market price of cryptocurrencies and the market price of our common stock.*

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Quarterly Report on Form 10-Q.

While senior SEC officials have stated their view that cryptocurrency is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consisting of investments in cryptocurrencies exceeds the 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business. We may also be subject to enforcement actions or penalties if our activities are deemed to violate applicable laws or regulations.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If cryptocurrency is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of digital assets that constitute investment assets under the 1940 Act. These steps may include, among others, selling digital assets that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our digital assets, if any, at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if cryptocurrency is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our common stock.

We do not currently have the expertise to implement our cryptocurrency treasury reserve strategy and may fail to identify qualified individuals or asset managers to develop and execute successful investment or trading strategies.*

We do not currently have the expertise to successfully implement our cryptocurrency treasury reserve strategy. For our cryptocurrency treasury reserve strategy to be successful it will require us to identify and hire or engage qualified individuals or asset managers to implement and oversee our investment strategy. For example, many companies that have implemented cryptocurrency treasury strategies enter into asset management agreements pursuant to which the asset manager has broad discretion to invest the company’s capital in furtherance of their applicable cryptocurrency treasury strategy. We may not be able to identify such managers in a timely manner or be able to agree on favorable terms, if at all. If identified and hired or engaged, we will be dependent on such persons to identify overvalued and undervalued investment opportunities, to exploit price discrepancies and help us navigate the complex and evolving legal and regulatory framework that governs cryptocurrencies and digital assets more broadly. No assurance can be given that we or our advisors will be able to identify suitable or profitable investment opportunities in which to deploy our capital.

Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes could adversely impact our business.*

Due to the new and evolving nature of digital assets and the absence of comprehensive legal guidance with respect to digital assets and related transactions, many significant aspects of the U.S. federal income and applicable state, local and non-U.S. tax treatment of transactions involving digital assets, are uncertain, and it is unclear what guidance may be issued in the future with respect to the tax treatment of acquiring digital assets and related transactions. Current IRS guidance does not address all significant aspects of the U.S. federal income tax treatment of digital assets and related transactions and there continues to be uncertainty with respect to the timing and amount of income inclusions for various digital asset transactions. There can be no assurances that the IRS will not issue future guidance with respect to digital assets or that a court will not interpret existing (or new) guidance in a manner that has negative tax consequences including the imposition of a greater tax burden on investors in digital assets or imposing a greater cost on the acquisition and disposition of digital assets.

Item 5. Other Information

Trading Arrangements

During the three-months ended June 30, 2025, an officer (as defined in Rule 16a-1(f) under the Exchange Act) terminated the contract, instruction or written plan for the sale of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Christine Zedelmayer, Chief Operating Officer	Termination(3)	May 9, 2025	X		596,877	July 19, 2025

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

4.5†	Registration Rights Agreement, dated August 12, 2025, by and between the Registrant and the investors named therein.

4.6

Form of Pre-Funded Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2025.

10.1

Open Market Sale Agreement, dated as of October 5, 2023, by and between the Registrant and Jefferies LLC, as amended by Amendment No. 1 dated August 3, 2025, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2025.

10.2†

Securities Purchase Agreement, dated August 10, 2025, by and among Company and the Investors, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2025.

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

Date: August 14, 2025	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)