Form 10-Q
period 2025-09-30
Equillium, Inc.
filed 2025-11-13
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 60,893,283 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,120	$18,085
Short-term investments	-	4,490
Prepaid expenses and other current assets	459	2,403
Total current assets	33,579	24,978
Operating lease right-of-use assets	753	364
Property and equipment, net	174	262
Total assets	$34,506	$25,604
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,082	$2,676
Accrued expenses	1,740	3,483
Current portion of operating lease liabilities	272	197
Total current liabilities	3,094	6,356
Long-term operating lease liabilities	473	187
Total liabilities	3,567	6,543
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 60,676,837 and 35,557,563 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	3
Additional paid-in capital	243,094	212,084
Accumulated other comprehensive income	270	781
Accumulated deficit	(212,430)	(193,807)
Total stockholders' equity	30,939	19,061
Total liabilities and stockholders' equity	$34,506	$25,604

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
Revenue	$-	$12,161	$-	$36,703
Operating expenses:
Research and development	1,301	9,562	11,307	30,113
General and administrative	3,274	3,278	8,365	10,161
Total operating expenses	4,575	12,840	19,672	40,274
Loss from operations	(4,575)	(679)	(19,672)	(3,571)
Other income, net:
Interest income	235	331	530	1,142
Other income, net	110	341	519	156
Total other income, net	345	672	1,049	1,298
Net loss	$(4,230)	$(7)	$(18,623)	$(2,273)
Other comprehensive loss, net:
Unrealized gain (loss) on available-for-sale securities, net	-	21	(3)	(6)
Foreign currency translation loss	(115)	(275)	(508)	(137)
Total other comprehensive loss, net	(115)	(254)	(511)	(143)
Comprehensive loss	$(4,345)	$(261)	$(19,134)	$(2,416)
Net loss per share:
Basic	$(0.06)	$(0.00)	$(0.41)	$(0.06)
Diluted	$(0.06)	$(0.00)	$(0.41)	$(0.06)
Weighted-average number of common shares outstanding:
Basic	65,322,753	35,424,388	45,651,900	35,324,092
Diluted	65,322,753	35,424,388	45,651,900	35,324,092

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573
Stock-based compensation expense	-	-	972	-	-	972
Other comprehensive income	-	-	-	283	-	283
Net loss	-	-	-	-	(2,734)	(2,734)
Balance at March 31, 2024	35,254,752	$3	$209,142	$423	$(188,474)	$21,094
Issuance of common stock under employee stock purchase plan	169,636	-	91	-	-	91
Stock-based compensation expense	-	-	952	-	-	952
Other comprehensive loss	-	-	-	(172)	-	(172)
Net income	-	-	-	-	468	468
Balance at June 30, 2024	35,424,388	$3	$210,185	$251	$(188,006)	$22,433
Stock-based compensation expense	-	-	1,005	-	-	1,005
Other comprehensive loss	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	(7)	(7)
Balance at September 30, 2024	35,424,388	$3	$211,190	$(3)	$(188,013)	$23,177

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	35,557,563	$3	$212,084	$781	$(193,807)	$19,061
Stock-based compensation expense	-	-	621	-	-	621
Exercise of stock options	52,344	-	38	-	-	38
Issuance of common stock under ATM, net of issuance costs	109,410	-	(438)	-	-	(438)
Other comprehensive loss	-	-	-	(50)	-	(50)
Net loss	-	-	-	-	(8,654)	(8,654)
Balance at March 31, 2025	35,719,317	$3	$212,305	$731	$(202,461)	$10,578
Stock-based compensation expense	-	-	563	-	-	563
Other comprehensive loss	-	-	-	(346)	-	(346)
Net loss	-	-	-	-	(5,739)	(5,739)
Balance at June 30, 2025	35,719,317	$3	$212,868	$385	$(208,200)	$5,056
Stock-based compensation expense	-	-	401	-	-	401
Exercise of stock options	1,532,571	-	1,191	-	-	1,191
Issuance of common stock under ATM, net of issuance costs	1,610,075	-	727	-	-	727
Issuance of common stock under private placement of equity securities, net of issuance costs	21,814,874	2	27,907	-	-	27,909
Other comprehensive loss	-	-	-	(115)	-	(115)
Net loss	-	-	-	-	(4,230)	(4,230)
Balance at September 30, 2025	60,676,837	$5	$243,094	$270	$(212,430)	$30,939

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(18,623)	$(2,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	93	102
Stock-based compensation	1,585	2,929
Net unrealized gain on foreign currency transactions	(531)	(183)
Amortization of investments, net	(14)	(685)
Deferred revenue	-	(13,661)
Changes in operating assets and liabilities:
Accounts receivable	-	(1,274)
Prepaid expenses and other current assets	1,584	1,998
Accounts payable	(1,904)	(1,046)
Accrued expenses	(1,776)	(1,630)
Right-of-use assets and lease liabilities, net	(27)	(4)
Net cash used in operating activities	(19,613)	(15,727)
Investing activities:
Purchases of property and equipment	(4)	(81)
Purchases of short-term investments	-	(17,601)
Maturities of short-term investments	4,500	25,500
Net cash provided by investing activities	4,496	7,818
Financing activities:
Proceeds from exercise of stock options	1,232	-
Proceeds from issuance of common stock under employee stock purchase plan	-	91
Proceeds from issuance of common stock under ATM facility, net of issuance costs	819	-
Proceeds from private placement of equity securities, net of issuance costs	28,093	-
Net cash provided by financing activities	30,144	91
Effect of exchange rate changes on cash and cash equivalents	8	50
Net increase (decrease) in cash and cash equivalents	15,035	(7,768)
Cash and cash equivalents at beginning of period	18,085	23,216
Cash and cash equivalents at end of period	$33,120	$15,448
Supplemental cash flow information:
Right-of-use assets obtained in exchange for lease obligations	$548	$-
ATM facility issuance costs reclassed from other current assets	$392	$-
ATM facility issuance costs in accounts payable	$138	$-
Private placement issuance costs in accounts payable and accrued expenses	$184	$-
Exercise of stock options issuance costs in accrued expenses	$3	$-

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

Liquidity and Business Risks

As of September 30, 2025, the Company had $33.1 million in cash and cash equivalents. From inception through September 30, 2025, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s clinical and pre-clinical product candidates. The Company has not yet generated product sales and as a result has incurred significant operating losses and negative cash flows from operations. As a result, the Company has an accumulated deficit of $212.4 million as of September 30, 2025. The Company expects to incur additional losses in the future to conduct research and development for which it will need to raise additional capital to implement.

During the third quarter of 2025, the Company completed an equity financing with gross proceeds of approximately $30 million with the ability to raise an additional $20 million subject to achieving certain clinical and pricing related milestones. Refer to Note 8 for additional information. Management believes that the Company's cash and cash equivalents as of September 30, 2025 will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date periods. Foreign currency translation adjustments for the reported periods are included in other comprehensive loss, net in the Company’s condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

No other new accounting pronouncements or legislation issued or effective as of September 30, 2025 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the business of developing novel therapeutics to treat severe immuno-inflammatory disorders with high unmet medical need. See Note 5 for more information on segment reporting.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation gains and losses. Other comprehensive loss, net includes unrealized gains or losses on short-term investments as well as foreign currency translation gains or losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At September 30, 2025 and December 31, 2024, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Australian research and development tax incentive	$-	$966
Other current assets	110	429
Prepaid insurance	81	426
Prepaid other	145	369
Other receivables	123	178
Prepaid clinical development	-	35
Total prepaid expenses and other current assets	$459	$2,403

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

The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. During the three and nine months ended September 30, 2025, the Company did not record a reduction to research and development expenses related to the Tax Incentive due to the substantial completion of its EQ101 and EQ102 clinical trials in Australia. During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $1.6 million, respectively, as a reduction to research and development expenses related to the Tax Incentive. The Company classifies its estimates for the Tax Incentive refunds as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. As of September 30, 2025, there were no amounts recorded within prepaid and other current assets attributed to the Tax Incentive. As of December 31, 2024, the Company recorded $1.0 million within prepaid and other current assets attributed to the Tax Incentive.

Distinguishing Liabilities from Equity

The Company evaluates equity or liability classification for freestanding financial instruments, including warrants and options, pursuant to the guidance under ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company classifies as liabilities all freestanding financial instruments that are (i) mandatorily redeemable, (ii) represent an obligation to repurchase the Company’s equity shares by transferring assets, or (iii) represent an unconditional obligation (or conditional obligation if the financial instrument is not an outstanding share) to issue a variable number of shares predominantly based on a fixed monetary amount, variations in something other than the fair value of the Company’s equity shares, or variations inversely related to changes in fair value of the Company’s equity shares.

If a freestanding financial instrument does not represent an outstanding equity share and does not meet liability classification under ASC 480, the Company then assesses whether the freestanding financial instrument is indexed to its own stock and meets equity classification pursuant to ASC 815-40, Derivatives and Hedging (ASC 815). The Company further assesses whether the freestanding financial instruments should be classified as temporary equity. Freestanding financial instruments that are redeemable for cash or other assets at a fixed or determinable date, at the option of the holder, or upon the occurrence of an event are classified in temporary equity in accordance with ASC 480. Otherwise, the freestanding financial instruments are classified in permanent equity.

See Note 8, Stockholders' Equity, for additional information on the freestanding financial instruments assessed under ASC 480 and ASC 815-40 for equity or liability classification.

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

Net Loss per Share

Basic and diluted net loss per share is determined by dividing the net loss by the weighted-average number of common shares outstanding for the period. For all periods presented, the Company’s potentially dilutive securities include outstanding options under the Company’s 2018 Equity Incentive Plan, 2024 Inducement Plan and outstanding warrants to purchase common stock, each of which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. Pre-funded warrants to purchase 30,816,705 shares of common stock are included in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2025, as the pre-funded warrants are exercisable for nominal consideration. There were no pre-funded warrants to purchase common stock in the three and nine months ended September 30, 2024. For all periods presented, there is no difference in the number of shares of common stock or common stock equivalents used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three and Nine Months Ended September 30,
	2025	2024
Common stock options	11,278,434	9,193,927
Common stock warrants	1,366,141	1,366,141
Total	12,644,575	10,560,068

3. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	September 30,	for Identical	Observable	Inputs
	2025	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$32,416	$32,416	$-	$-
Total assets at fair value	$32,416	$32,416	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2024	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$14,457	$14,457	$-	$-
U.S. treasury securities (b)	4,490	4,490	-	-
Total assets at fair value	$18,947	$18,947	$-	$-

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

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of September 30, 2025 or December 31, 2024.

4. Certain Financial Statement Caption Information

Short-Term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. treasury securities	1 or less	$4,487	$3	$-	$4,490
Total		$4,487	$3	$-	$4,490

The Company does not have any available-for-sale securities as of September 30, 2025. All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets.

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued payroll and other employee benefits	$1,036	$437
Clinical development	263	1,962
Other accruals	253	303
Biocon clinical development related to ulcerative colitis study - related party	95	223
Biocon and its subsidiaries chemistry, manufacturing and controls services - related party	76	43
Non-clinical research	-	150
Income tax accruals	17	365
Total accrued expenses	$1,740	$3,483

5. Segment Reporting

The Company operates through a single operating and reportable segment focused on the business of developing novel therapeutics to treat immuno-inflammatory disorders with high unmet medical need. The Company manages all business activities on a consolidated basis. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the condensed consolidated statements of operations and comprehensive loss as net loss. The measure of the operating segment assets is reported on the condensed consolidated balance sheets as total assets.

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

6. Leases

In September 2025, the Company entered into a non-cancelable operating lease for laboratory space in San Diego, California which expires in January 2028. Upon lease commencement, the Company recognized a right-of-use asset and a corresponding lease liability of $0.5 million. The Company's lease for laboratory space in La Jolla, California expired in August 2025 and the Company did not renew that lease. The Company also leases office space located in La Jolla that expires in February 2027.

The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Operating lease expense, including expenses related to short-term leases, was $0.4 million for each of the nine months ended September 30, 2025 and 2024.

Under the lease arrangements, the Company may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are variable and therefore not included in the measurement of the right-of-use assets and related lease liability but are instead recognized as variable lease expense in the Company's condensed consolidated statements of operations when they are incurred. Variable lease expense, including expenses related to short-term leases, was $0.1 million for each of the three months ended September 30, 2025 and 2024. Variable lease expense, including expenses related to short-term leases, was $0.2 million for each of the nine months ended September 30, 2025 and 2024, respectively.

The Company records its right-of-use (ROU) assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the nine months ended September 30, 2025 and 2024, respectively, is as follows (in thousands, except lease term and discount rate):

	Nine Months Ended September 30,
	2025	2024
Operating cash flows from operating leases	$205	$355
Weighted-average remaining lease term - operating leases (in years)	2.06	1.87
Weighted-average discount rate - operating leases	9.68%	8.25%

As of September 30, 2025, the Company does not have any leases that have not yet commenced that create significant rights and obligations.

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

During the three and nine months ended September 30, 2025, there was no revenue recognized under the Asset Purchase Agreement. During the three and nine months ended September 30, 2024, the Company recognized revenue of $12.2 and $36.7 million, respectively, under the Asset Purchase Agreement. Such revenue was comprised of $8.1 million and $25.2 million associated with development funding for the three and nine months ended September 30, 2024, respectively, and $4.1 million and $11.5 million associated with the amortization of the upfront payment for the three and nine months ended September 30, 2024, respectively.

Termination of Biocon Collaboration and License Agreement

On September 30, 2025 (the Termination Date), the Company entered into a termination agreement with Biocon Limited (Biocon and the agreement, the Termination Agreement) pursuant to which the Company and Biocon terminated the License Agreement, the Memorandum of Understanding dated April 7, 2022 and certain other corresponding agreements (collectively Biocon Agreements), with all licenses granted by Biocon to the Company under the Biocon Agreements, including with respect to itolizumab, terminating and reverting to Biocon. See Note 10 for additional details regarding the Biocon Agreements. As consideration for certain technical services the Company is obligated to provide to Biocon following the Termination Date, Biocon agreed to pay the Company a technical service fee of $363,000. In lieu of Biocon paying the technical service fee to the Company, Biocon will set off amounts owed by the Company to Biocon under or in connection with the Biocon Agreements through the Termination Date, with the amount of such set-off to equal such technical service fee, plus any other amount that has been or may be invoiced by the Company to Biocon for work performed by the Company with respect to itolizumab through the Termination Date, and to be limited to the aggregate amounts that have been or may be invoiced by Biocon to the Company, or are or may be otherwise owed by the Company to Biocon, under or in connection with the Biocon Agreements through the Termination Date. The Company has not yet recorded the technical service fee in its condensed consolidated financial statements as the services have not yet been completed as of September 30, 2025.

8. Stockholders’ Equity

Securities Purchase Agreement

On August 10, 2025, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain institutional and accredited investors (the Investors), pursuant to which the Company agreed to sell and issue shares (Shares) of the Company’s common stock and pre-funded warrants to purchase shares of common stock (Warrant Shares), in up to two closings in a private placement transaction (the Private Placement).

The initial closing of the Private Placement occurred on August 12, 2025, (the Initial Closing). At the Initial Closing, the Company issued and sold 21,814,874 Shares at a purchase price of $0.57 per share (the Share Price) and pre-funded warrants to purchase up to 30,816,705 Warrant Shares at a purchase price of $0.5699 per Warrant Share (the Warrant Price) to the Investors for gross proceeds to the Company of approximately $30.0 million. Net proceeds from the Private Placement were $27.9 million, after deducting placement agent fees and offering expenses totaling $2.1 million.

Pursuant to the Purchase Agreement, subject to the occurrence of the Milestone Closing Trigger (defined below), the Investors have agreed to purchase at a closing (the Milestone Closing) up to 35,087,717 Shares or pre-funded warrants in lieu thereof at a purchase price per Share and pre-funded warrant equal to the Share Price and the Warrant Price, respectively, for gross proceeds to the Company of up to approximately $20.0 million. The Milestone Closing trigger means: (A) the achievement of either of the following prior to the five-year anniversary of the date of the Purchase Agreement (i) the clearance of an investigational new drug application for EQ504 or (ii) the dosing of the first patient in a single ascending dose or a multiple ascending dose trial of EQ504 in Australia or New Zealand (the first such event to occur, the Milestone Event), and (B) (x) the achievement of a volume weighted average price per share of $2.50 (subject to appropriate, proportional adjustment for any stock splits or combinations of the common stock occurring after the date of the Purchase Agreement) measured during any 10 consecutive trading days during the 30 trading days following the date the Company first announces via a press release or Current Report on Form 8-K the occurrence of the Milestone Event (such period the Measurement Period and such price threshold requirement, the Price Threshold), or (y) the Company’s receipt of a waiver of the Price Threshold signed by the Investors who hold a majority of the securities issued in the Private Placement (determined as if all of the Warrant Shares underlying pre-funded warrants then outstanding have been issued without regard to any limitations on the exercise of such pre-funded warrants) and delivered to the Company during the Measurement Period (the achievement or occurrence of (A) and (B) are collectively, the Milestone Closing Trigger). In the event the Milestone Closing Trigger occurs as a result of a Price Threshold Waiver, only the waiving Investors will be obligated to purchase Shares or pre-funded warrants at the Milestone Closing.

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

The Company assessed the 30,816,705 pre-funded warrants issued at the Initial Closing and the 35,087,717 Shares or pre-funded warrants in lieu thereof to be issued at the Milestone Closing subject to the occurrence of the Milestone Closing Trigger and determined that they do not require liability classification pursuant to ASC 480. The pre-funded warrants at the Initial Closing and the Shares or pre-funded warrants contingent to be issued at the Milestone Closing do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the pre-funded warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets. As of September 30, 2025 and through the date of the filing of this Quarterly Report on Form 10-Q, the pre-funded warrants issued at the Initial Closing have not been exercised.

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

On September 9, 2025, the Company filed a registration statement on Form S-3 (File No. 333-290138) for the resale of the Shares as well as the shares of common stock issuable upon the exercise of the pre-funded warrants that were issued at the Initial Closing, and it was declared effective on September 18, 2025.

2023 ATM Facility

In October 2023, the Company entered into an at-the-market facility with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as the Company's sales agent (the 2023 ATM Facility). There were no shares sold under the 2023 ATM Facility from October 2023 through December 31, 2024. In March 2025, there were 109,410 shares of common stock sold under the 2023 ATM Facility for gross proceeds of $55,000. Issuance costs related to the 2023 ATM Facility totaled $0.5 million through March 31, 2025.

On August 3, 2025, the Company entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. During the three months ended September 30, 2025, there were 1,610,075 shares of common stock sold under the 2023 ATM Facility, as amended, for gross proceeds of approximately $0.9 million and net proceeds totaling $0.7 million, after deducting for issuance costs of $0.2 million. During the nine months ended September 30, 2025, there were 1,719,485 shares of common stock sold under the 2023 ATM Facility for gross proceeds of $1.0 million and net proceeds totaling $0.3 million, after deducting for issuance costs incurred inception-to-date of $0.7 million.

On September 19, 2025, the Company filed a prospectus supplement with the SEC under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended.

As of September 30, 2025 and through the date of the filing of this Quarterly Report on Form 10-Q, there were no additional shares sold under the 2023 ATM Facility, as amended.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2024	9,023,792	$0.87
Granted	6,413,000	$1.44
Exercised	(1,584,915)	$0.78
Forfeitures and cancellations	(2,573,443)	$0.89
Balances as of September 30, 2025	11,278,434	$1.20	7.62	$4,384
Options exercisable as of September 30, 2025	4,714,008	$0.90	5.04	$2,945
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2025 of $1.43 and the price of the underlying options.

At September 30, 2025, unamortized stock compensation for stock options was $8.4 million, with a weighted-average recognition period of 3.73 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$123	$424	$513	$1,162
General and administrative	278	581	1,072	1,767
Total	$401	$1,005	$1,585	$2,929

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	September 30,	December 31,
	2025	2024
Stock options issued and outstanding	11,278,434	9,023,792
Warrants for common stock	32,182,846	1,366,141
Common stock or pre-funded warrants subject to milestone closing	35,087,717	-
Awards available under the 2018 Equity Incentive Plan	209,430	340,109
Awards available under the 2024 Inducement Plan	1,350,000	1,500,000
Employee stock purchase plan	1,369,497	1,026,222
Total	81,477,924	13,256,264

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

There was no income tax expense recorded for the three and nine months ended September 30, 2025 and 2024, respectively. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

10. Related Party Transactions

On April 7, 2022, the Company entered into an agreement with Biocon, who was a holder of more than 5% of the Company's common stock, to collaborate on and co-fund a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis that was being conducted by Biocon in India. The Company's share of the total clinical study costs was approximately $1.4 million. During the three and nine months ended September 30, 2025, the Company recognized $39,000 and $43,000 of research and development expenses related to its portion of the total clinical study costs, respectively. During the three and nine months ended September 30, 2024, the Company recognized $15,000 and $0.4 million of research and development expenses related to its portion of the total clinical study costs, respectively. As of September 30, 2025 and December 31, 2024, the Company had accrued expenses totaling $0.1 million and $0.2 million, respectively, and $0.1 million and $25,000, respectively, was invoiced by and payable to Biocon related to the Company's portion of the total clinical study costs.

In February 2020, the Company entered into a master services agreement with Syngene International Limited (Syngene), a wholly-owned subsidiary of Biocon, for chemistry, manufacturing and controls (CMC) services associated with itolizumab development (the Syngene MSA). In July 2023, the Company issued a signed work order under the Syngene MSA totaling $5.4 million for CMC activities. The Company stopped the majority of the work related to this work order in the third quarter of 2024. In addition, the Company entered into a work order for stability studies with Syngene in September 2024 totaling $0.1 million, which was completed as of September 30, 2025. In 2024, the Company entered into purchase orders for CMC projects and purchases of drug product with Biocon totaling approximately $6.5 million. As of October 30, 2024, the Company paused the majority of work related to those CMC projects. During the three and nine months ended September 30, 2025, the Company recognized research and development expenses totaling $20,000 and $0.1 million, respectively, related to the Biocon and Syngene CMC agreements. During the three and nine months ended September 30, 2024, the Company recognized research and development expenses totaling $1.0 million and $3.1 million, respectively, related to the Biocon and Syngene CMC agreements. As of September 30, 2025 and December 31, 2024, the Company had accrued expenses totaling $0.1 million and $43,000, respectively, and $0.1 million and $0.6 million, respectively, was invoiced by and payable to Biocon and Syngene.

On September 30, 2025, the Company entered into a Termination Agreement with Biocon with all licenses granted by Biocon to the Company under the Biocon Agreements, including with respect to itolizumab, terminating and reverting to Biocon. Refer to Note 7 for additional details.

The majority of the aforementioned expenses incurred through September 30, 2024 associated with work performed by Biocon or its affiliates related to itolizumab development were reimbursed by Ono pursuant to the terms of the Asset Purchase Agreement during the Ono option period which expired on October 30, 2024.

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

As of September 30, 2025, we had $33.1 million in cash and cash equivalents. From inception through September 30, 2025, substantially all of our efforts have been focused on research, development and the advancement of our clinical and pre-clinical product candidates. We have not yet generated product sales and as a result have incurred significant operating losses and negative cash flows from operations. As a result, we had an accumulated deficit of $212.4 million as of September 30, 2025. The Company expects to incur additional losses in the future to conduct research and development for which we will need to raise additional capital to implement.

On August 10, 2025, we entered into a Securities Purchase Agreement, the Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001 per share, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the Private Placement. The initial closing of the Private Placement occurred on August 12, 2025. At the Initial Closing, we issued and sold 21,814,874 shares of common stock at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares of common stock at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. For additional information, see Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We intend to use the net proceeds from the Private Placement to fund the further development of EQ504, working capital and general corporate purposes.

We intend to commence a Phase 1 proof-of-mechanism study for EQ504, a novel aryl hydrocarbon receptor, or AhR, modulator, by mid-2026, with data expected to follow approximately six months thereafter; provided, however, we cannot provide any assurances that we will be able to obtain data within those time frames or that the data which may be obtained will be favorable to the further clinical development of EQ504. Modulation of AhR has been shown to have a beneficial impact on tissue barrier function, inflammation, cell development and tumor suppression. We initially intend to develop EQ504 for the treatment of ulcerative colitis, or UC, with potential indication expansion opportunities in pouchitis and in lung diseases. We acquired the exclusive worldwide rights to EQ504 through the acquisition of Ariagen, Inc., or Ariagen, in October 2024. Ariagen was majority owned by Decheng Capital, a stockholder of Equillium.

On September 30, 2025, the Termination Date, we entered into a termination agreement with Biocon Limited, Biocon and the agreement, the Termination Agreement, pursuant to which we terminated that certain (i) collaboration and license agreement with Biocon, dated May 22, 2017, as amended September 28, 2018, April 22, 2019, December 10, 2019, and April 14, 2021 (the Biocon License), (ii) the Memorandum of Understanding dated April 7, 2022, the MoU, and (iii) certain other corresponding agreements, collectively with the Biocon License and MoU, the Biocon Agreements, with all licenses granted by Biocon to us under the Biocon Agreements, including with respect to itolizumab, terminating and reverting to Biocon. As consideration for certain technical services that we are obligated to provide to Biocon following the Termination Date, Biocon agreed to pay us a technical service fee of $363,000. In lieu of Biocon paying the technical service fee to us, Biocon will set off amounts which we owe to Biocon under or in connection with the Biocon Agreements through the Termination Date, with the amount of such set-off to equal such technical service fee, plus any other amount that have been or may be invoiced by us to Biocon for work performed by us with respect to itolizumab through the Termination Date, and to be limited to the aggregate amounts that have been or may be invoiced by Biocon to us, or are or may be otherwise owed to Biocon, under or in connection with the Biocon Agreements through the Termination Date.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting preclinical development, filing Investigational New Drug applications, or INDs, conducting clinical development, conducting chemistry, manufacturing and controls, or CMC, and formulation development activities, conducting business development activities and the general and administrative activities associated with operating a public biotech company focused on advancing novel therapeutics. We have generated revenue from our Asset Purchase Agreement with Ono, related to a one-time, upfront payment from Ono in exchange for an exclusive option to acquire our rights to itolizumab (EQ001), or the Option, as well as from itolizumab (EQ001) development funding from Ono. Ono made a strategic business decision to allow its Option to expire on October 30, 2024 and, as a result, the Asset Purchase Agreement automatically terminated on that date pursuant to its terms. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the nine months ended September 30, 2025 and 2024, our net losses were $18.6 million and $2.3 million, respectively. As of September 30, 2025, we had an accumulated deficit of $212.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities for EQ504, potentially pursue any future development of EQ302, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. We expect that our existing cash and cash equivalents as of September 30, 2025 will enable us to fund our operations through 2027.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for EQ504, EQ302, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, potential government shutdowns, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including from diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
•
costs related to preparing and filing INDs with the FDA and other regulatory interactions and submissions;
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

Completion of planned or future clinical studies may take several years or more, and the length of time generally varies according to the type, complexity, novelty, and intended use of a product candidate. The cost of any planned or potential future clinical studies may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation and benefits, and consulting fees for executive, human resources, investor relations, finance and accounting functions. Other significant costs include legal fees relating to patent and corporate matters, insurance, travel, board expenses, facility costs and taxes.

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

Other Income, net

Other income, net consists primarily of net foreign currency transaction gains and losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue	$-	$12,161	$(12,161)	$-	$36,703	$(36,703)
Research and development	1,301	9,562	(8,261)	11,307	30,113	(18,806)
General and administrative	3,274	3,278	(4)	8,365	10,161	(1,796)
Interest income	235	331	(96)	530	1,142	(612)
Other income, net	110	341	(231)	519	156	363

Revenue

During the three and nine months ended September 30, 2025, there was no revenue recognized under our Asset Purchase Agreement with Ono. During the three and nine months ended September 30, 2024, we recognized revenue of $12.2 million and $36.7 million, respectively, under our Asset Purchase Agreement with Ono. For the three months ended September 30, 2024, development funding represented $8.1 million and amortization of the upfront payment represented $4.1 million. For the nine months ended September 30, 2024, development funding represented $25.2 million and amortization of the upfront payment represented $11.5 million. Ono made a strategic business decision to allow its Option to expire on October 30, 2024 and, as a result, the Asset Purchase Agreement automatically terminated on that date pursuant to its terms.

Research and Development Expenses

The following table sets forth our direct external research and development expenses by product candidate and clinical study as well as indirect research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Direct external expenses:
Itolizumab (EQ001) - EQUATOR	$(962)	$5,856	$(6,818)	$4,947	$17,689	$(12,742)
Itolizumab (EQ001) - EQUALISE	17	(196)	213	52	660	(608)
Itolizumab - Biocon ulcerative colitis study - related party	39	157	(118)	93	547	(454)
EQ101 - alopecia areata	27	333	(306)	101	1,243	(1,142)
EQ102 - celiac disease	2	76	(74)	18	402	(384)
Other programs	24	274	(250)	604	477	127

Indirect expenses:
Employee compensation and benefits (including stock-based compensation)	1,890	2,613	(723)	4,665	7,748	(3,083)
Overhead	264	449	(185)	827	1,347	(520)
Total research and development	$1,301	$9,562	$(8,261)	$11,307	$30,113	$(18,806)

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development costs into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following product candidate categories: Itolizumab (EQ001), EQ101, EQ102 and other programs, which include EQ504 and EQ302. Itolizumab (EQ001) includes sub-categories for the clinical studies associated with itolizumab (EQ001) including our EQUATOR, EQUALISE and ulcerative colitis study with Biocon. For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development product candidates that have been selected for further development. Such direct research and development expenses include non-clinical and clinical trial activities, external expenses related to CMC and supply of drug product and consulting expenses.

All remaining research and development expenses are categorized as indirect research and development expenses. Such indirect research and development expenses include employee compensation and benefits (including stock-based compensation expenses) and general overhead costs such as costs associated with our facilities and lab supplies. These expenses are not directly tied to any individual product candidate or clinical study and are generally deployed across multiple studies. As such, we do not maintain information regarding those costs incurred on an individual product candidate or clinical study basis.

Research and development expenses were $1.3 million and $11.3 million for the three and nine months ended September 30, 2025, respectively, compared to $9.6 million and $30.1 million for the three and nine months ended September 30, 2024, respectively.

Research and development expenses decreased by $8.3 million and $18.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Direct external expenses decreased significantly for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to the wind down of our clinical studies in 2025 including lower clinical development expenses, lower CMC activities with Biocon and lower consulting expenses primarily related to the wind down of our EQUATOR study. In addition, we negotiated discounts with our clinical vendors on outstanding accounts payable which were recorded as a reduction to research and development expense during the three months ended September 30, 2025. Indirect expenses decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 driven by lower employee compensation and benefits due to lower headcount caused by the wind down of our clinical studies.

We expect research and development expenses in future periods to increase primarily due to the advancement of EQ504, our novel aryl hydrocarbon receptor modulator, into and through clinical development.

General and Administrative Expenses

General and administrative expenses were $3.3 million and $8.4 million for the three and nine months ended September 30, 2025, respectively, compared to $3.3 million and $10.2 million for the three and nine months ended September 30, 2024, respectively.

There was an immaterial change for the three months ended September 30, 2025, compared to the same period in 2024. The decrease of $1.8 million in general and administrative expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily related to decreases of (i) $0.8 million in employee compensation and benefits driven by reduced headcount, (ii) $0.4 million in overhead primarily due to lower franchise taxes, directors and officers insurance costs and travel, (ii) $0.3 million in legal expenses and (iii) $0.3 million in consulting expenses.

Interest Income

Interest income was $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, compared to $0.3 million and $1.1 million for the three and nine months ended September 30, 2024, respectively. The decrease in interest income for the three and nine months ended September 30, 2025 compared to the same periods in 2024, was primarily due to lower average cash, cash equivalents and short-term investment balances.

Other Income, net

Other income, net was other income of $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, compared to other income of $0.3 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. The change in other income, net for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily due to fluctuations in net foreign currency transaction unrealized gains and losses.

Liquidity and Capital Resources

From inception through September 30, 2025, we have financed our operations primarily through the sale of equity and debt securities and income generated from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of September 30, 2025, we had an accumulated deficit of $212.4 million and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2025, we had $33.1 million in cash and cash equivalents.

Sources of Liquidity

Securities Purchase Agreement

On August 10, 2025, we entered into the Purchase Agreement with the Investors, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001, and pre-funded warrants to purchase shares of common stock, in up to two closings in the Private Placement.

The Initial Closing of the Private Placement occurred on August 12, 2025. At the Initial Closing, we issued and sold 21,814,874 shares of common stock at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares of common stock at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. Net proceeds from the Private Placement were $27.9 million, after deducting placement agent fees and offering expenses totaling $2.1 million.

The Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. There can be no assurance that the specified milestones will be met or that the investors will purchase additional shares of common stock or pre-funded warrants in a second closing. For additional information, see Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

2023 ATM Facility

In October 2023, we entered into an at-the-market facility with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent, or the 2023 ATM Facility. There were no shares sold under the 2023 ATM Facility from October 2023 through December 31, 2024. In March 2025, there were 109,410 shares sold under the 2023 ATM Facility for gross proceeds of $55,000. Issuance costs related to the 2023 ATM Facility totaled $0.5 million through March 31, 2025.

On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. During the three months ended September 30, 2025, there were 1,610,075 shares of common stock sold under the 2023 ATM Facility, as amended, for gross proceeds of approximately $0.9 million. Issuance costs related to the 2023 ATM, as amended, totaled $0.2 million.

On September 19, 2025, we filed a prospectus supplement with the SEC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended.

As of September 30, 2025 and through the date of the filing of this Quarterly Report on Form 10-Q, there were no additional shares of common stock sold under the 2023 ATM Facility, as amended.

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

We believe that our cash and cash equivalents as of September 30, 2025 can fund operations through 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ504 and EQ302, or any of our other product candidates or whether, or when, we may achieve profitability.

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

Until such time as we can generate product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, potential government shutdowns, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $212.4 million as of September 30, 2025. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ504, EQ302 and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz or potential contingent payments upon the achievement by us of regulatory milestones that we may be required to make under the terms of our stock purchase agreement with Ariagen, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we may enter into with various entities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(19,613)	$(15,727)
Investing activities	4,496	7,818
Financing activities	30,144	91
Effect of exchange rate changes on cash	8	50
Net increase (decrease) in cash and cash equivalents	$15,035	$(7,768)

Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities was $19.6 million compared to $15.7 million during the nine months ended September 30, 2024. Cash used in operating activities during the nine months ended September 30, 2025 primarily related to our net loss of $18.6 million, adjusted for non-cash items of $1.1 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in other operating assets and liabilities of $2.1 million. Cash used in operating activities during nine months ended September 30, 2024 primarily related to our net loss of $2.3 million, adjusted for non-cash items of $2.2 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $15.6 million.

Investing Activities

Net cash provided by investing activities was $4.5 million during the nine months ended September 30, 2025 and primarily consisted of maturities of our short-term investments.

Net cash provided by investing activities was $7.8 million during the nine months ended September 30, 2024 and primarily consisted of maturities of our short-term investments totaling $25.5 million offset by purchases of our short-term investments totaling $17.6 million as well as $0.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $30.1 million during the nine months ended September 30, 2025 and primarily consisted of net proceeds from the sale of shares under the Private Placement transaction totaling $28.1 million, proceeds totaling $1.2 million from the exercise of stock options and net proceeds from the sale of shares under our 2023 ATM Facility totaling approximately $0.8 million.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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
•
We currently have no marketing and sales organization and have no experience as a company in commercializing products and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with contracted third parties to market and sell any of our products if and when approved, we may not be able to generate product revenue;
•
The manufacture of pharmaceutical products is complex and we may encounter difficulties in production, distribution and delivery of our product candidates. If CMOs encounter such difficulties, our ability to provide supply of our product candidates for our planned or future clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped;
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
•
Even if our product candidates receive marketing approval in any indication, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success; and

•
We have in the past and may in the future fail to maintain compliance with the listing requirements of the Nasdaq Capital Market, and as a result, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting clinical and preclinical development, filing INDs, conducting chemistry, manufacturing and controls, or CMC, and formulation development activities, conducting business development activities and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the nine months ended September 30, 2025 and the year ended December 31, 2024, our net losses were $18.6 million and $8.1 million, respectively. As of September 30, 2025, we had an accumulated deficit of $212.4 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, conduct preclinical and clinical studies on EQ504 and potentially other product candidates, potentially perform discovery research, conduct formulation development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, strategic transactions have and may in the future accelerate the rate at which our operating losses increase, including as a result of preclinical, clinical and regulatory expenses incurred to advance our potential product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We will require substantial additional funding to complete the planned or future development and any commercialization of EQ504, EQ302 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

We expect our expenses to potentially increase substantially over the next few years if EQ504 or other product candidates successfully advance through additional stages of development which may include larger, more expensive clinical studies. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and non-clinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval of any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

On August 10, 2025, we entered into a Securities Purchase Agreement, the Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the Private Placement. The initial closing of the Private Placement occurred on August 12, 2025, the Initial Closing. At the Initial Closing, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. We expect to use the net proceeds from the private placement transaction to accelerate the clinical development of EQ504, a novel aryl hydrocarbon receptor, or AhR, modulator into a Phase 1 proof-of-mechanism study in mid-2026, with data expected to follow approximately six months thereafter. However, we cannot provide any assurances that we will be able to obtain data within those time frames or that the data which may be obtained will be favorable to the further clinical development of EQ504. We also cannot provide any assurances that the milestones related to the clinical study initiation and stock price conditions will be met or that the second closing will occur.

As of September 30, 2025, we had $33.1 million in cash and cash equivalents. We expect that our cash and cash equivalents as of September 30, 2025 will enable us to fund our operations through 2027, based on certain assumptions and estimates that may prove to be inaccurate.

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

In August 2025, we amended the 2023 ATM Facility with Jefferies LLC, to replace Jefferies LLC as the sales agent with LifeSci Capital LLC. Under the 2023 ATM Facility, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through LifeSci Capital LLC acting as our sales agent. As of the filing of this Quarterly Report on Form 10-Q, we have sold 1,719,485 shares under the 2023 ATM Facility.

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen for at least several years, if ever. We will need to obtain substantial additional funding to continue our operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by the potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, potential tariffs, the conflict between Russia and Ukraine, the conflicts in the Middle East, potential government shutdowns and monetary policy changes of federal agencies that have increased interest rates to address inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions.

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful planned or future development of our current product candidates, EQ504 and EQ302, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.*

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval of and then successfully commercialize EQ504 or other product candidates, which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

Before we would be able to market and sell any of our product candidates in the United States, we would need to manage research and development activities, commence and complete our planned or future clinical studies, obtain necessary regulatory approvals from the FDA and build a commercial organization or enter into a marketing collaboration with a third party, among other things. We cannot assure you that we will be able to successfully complete the necessary planned or future clinical studies and/or obtain regulatory approval and develop sufficient commercial capabilities for any of our product candidates. Further, we may decide to modify the design of our planned or future clinical studies, which could adversely impact the likelihood of obtaining regulatory approval. We have not submitted a BLA or an NDA to the FDA or filed for approval with any other regulatory authority outside the United States for any product candidate. Further, our product candidates may not receive regulatory approval even if they are successful in planned or future clinical studies. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approval, we may never generate significant revenues from any commercial sales of any of our products. If any of our product candidates are approved and we fail to successfully commercialize them, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, prospects, financial condition and results of operations will be adversely affected.

We have and may in the future enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions, which may harm our ability to realize a return, if any, on our investments and may increase our need for external funding.*

We may enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions for purposes of raising additional capital and allocating our available capital and other resources to developing and commercializing our other or future product candidates. For example, in October 2024, we entered into the Stock Purchase Agreement with all the stockholders of Ariagen to acquire control of that company and its preclinical stage therapeutic drug product, now referred to as EQ504. Despite our efforts, we may be unable to enter into future partnerships or otherwise monetize our pipeline through strategic transactions with third parties on favorable terms or at all. Supporting diligence activities conducted by third parties and negotiating the financial and other terms of a strategic arrangement are long, costly and complex processes with uncertain results, and we may fail to derive any financial benefit from these activities. Any efforts toward finding a strategic partner for one or more of our product candidates may divert the time and attention of our management away from their day-to-day activities, which may adversely affect our focus on the discovery and development of our current product candidates that we intend to continue to develop and commercialize. Further, potential strategic partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in us receiving no future milestone or royalty payments under any such arrangement. We may enter into a strategic transaction for one or more of our product candidates that prove to be more successful than the product candidates we decide to continue to develop and commercialize. As a result, our financial position and the return we realize on our research and development activities could be negatively affected. Any of the foregoing could have a material adverse effect on our competitive position, business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations with respect to our current or future product candidates, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.*

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biotechnology or pharmaceutical companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish other strategic partnerships or alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and potential parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate on the development and commercialization of product candidates, we can expect to relinquish some or all of the control over the future success of that product candidate to the partner. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors, many of which may be out of our control.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval for any product candidate.*

We previously conducted four Phase 1 studies, one Phase 2 study and one Phase 3 study of discontinued product candidates and indications. To date we have not successfully completed late-stage clinical studies or obtained regulatory approval for any product candidate. Prior to initiating a clinical study of EQ504, data from animal toxicology studies will be required as well as formulation development. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our planned or future clinical studies will be completed on time, if at all, that our planned or future clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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
•
maintaining arrangements with our CMOs for clinical supply and, if and when approved, commercial supply of EQ504 and EQ302, if we resume development;
•
establishing sales, marketing and distribution capabilities and launching commercial sale of our product candidates, if and when approved in one or more indications;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies;
•
obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates; and
•
maintaining a continued acceptable safety profile of our products, if and when approved.

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

Before obtaining marketing approval from the FDA or from any other applicable regulatory authority outside of the United States for the sale of any of our product candidates in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of those product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on non-clinical, clinical and quality data generated by CROs and other contracted parties for regulatory submissions for our product candidates. While we have or will have agreements governing these contracted parties’ services, we have limited influence over their actual performance. If these parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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

If we experience delays or difficulties in enrolling patients in any future clinical studies, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to initiate any future clinical studies of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other applicable regulatory authorities. Multiple factors could contribute to such challenges of enrolling any future clinical studies, including changing business conditions that impart financial constraints that impede our ability to fund further enrollment, as we experienced with our Phase 3 EQUATOR study, as well as impacts related to public health epidemics or outbreaks, which have previously adversely impacted enrollment in our clinical studies. In addition, some of our competitors may have ongoing clinical studies for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our future clinical studies may instead enroll in clinical studies of our competitors’ product candidates. Any future patient enrollment may also be affected by other factors, including:

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

Our inability to enroll and retain a sufficient number of patients for clinical studies we may conduct would result in significant delays or may require us to abandon clinical studies altogether. Enrollment delays in clinical studies would likely result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue planned or future clinical studies, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates in our planned or future clinical studies as well as in clinical studies, investigator-initiated studies and potential commercial usage.

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

We have previously and may in the future use sites outside of the United States for any future clinical studies, including for EQ504 and possibly EQ302 or any other future product candidates. The FDA may not accept data from any such studies, in which case our development plans will be delayed, which could materially harm our business.*

We expect to be ready to initiate a first-in-human Phase 1 clinical study of EQ504 in mid-2026, and we may conduct this study at clinical sites outside of the United States. In addition, if we advance EQ302 or our other future product candidates into clinical studies, we may decide to utilize clinical sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside of the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute it. We may have to seek collaborators or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on contracted parties for these functions than if we were to market, sell and distribute any of our products, if and when approved, ourselves. We likely will have limited control over such contracted parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

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

We are aware that other products addressing the same indications as EQ504 and EQ302 are in development, and some have been approved. There are multiple private and public companies with over 25 active clinical development programs for the treatment of ulcerative colitis. There are multiple private and public companies with over 25 active clinical development programs for the treatment of ulcerative colitis. There are 13 currently approved products for the treatment of ulcerative colitis being marketed by AbbVie Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, Galapagos N.V., Janssen Pharmaceuticals, Johnson & Johnson, Pfizer Inc. and Takeda Pharmaceuticals. There are currently no approved products for celiac disease. Private and public companies with development programs targeting celiac disease include Ahead Therapeutics, Amgen Inc. (former asset of Provention Bio), Anokion SA, Barinthus Biotherapeutics Ltd., Calypso Biotech BV (acquired by Novartis AG), Chugai Pharmaceutical Co., Ltd., Immunic, Inc., ImmunogenX, Inc. (acquired by Entero Therapeutics, Inc.), Mozart Therapeutics, Pfizer Inc., Protagonist Therapeutics, Inc., Sanofi SA, Takeda Pharmaceuticals, Teva Pharmaceuticals, Topas Therapeutics GmbH, and Zedira GmbH.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and subject enrollment for clinical studies, as well as acquiring technologies complementary to, or necessary for, EQ504 and EQ302 or any future programs.

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

If market opportunities for our product candidates are smaller than we believe they are, our potential revenue may be adversely affected and our business may suffer.*

We have global rights to EQ504 and are initially planning to develop it as a potential treatment for ulcerative colitis, with potential indication expansion opportunities in pouchitis and lung diseases. We have global rights to EQ302, and although we have paused development activities of EQ302, we believe it may be a promising candidate for future development as a potential treatment of gastrointestinal indications such as celiac disease. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. Further, other stakeholders, including investors, analysts, and strategic partners may view the revenue potential of our product candidates as smaller than we do, which could impede our ability to enter into favorable business or financing transactions. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

The manufacture of pharmaceutical products is complex and we may encounter difficulties in production, distribution and delivery of our product candidates. If CMOs encounter such difficulties, our ability to provide supply of our product candidates for our planned or future clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, if approved, could be delayed or stopped.*

We have no experience in pharmaceutical product manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on third-party CMOs to fulfill our clinical and commercial supply of our product candidates. However, the process of manufacturing pharmaceutical products is complex, highly-regulated and subject to multiple risks. Such manufacturing is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical studies, result in higher costs of drug product and adversely harm our business. In addition, if the facilities of our manufacturer are located outside of the United States, the production, distribution and delivery of pharmaceutical products are also subject to the laws and regulations of the country. Any changes in the laws and regulations of another country, or disruptions in production or the supply chain related to geopolitical issues or health pandemics, could delay clinical studies, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny NDA or BLA approval until the deficiencies are corrected or we replace the manufacturer in our NDA or BLA with a manufacturer that is in compliance.

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

Scaling up pharmaceutical manufacturing processes is a difficult and uncertain task, and our CMOs may not have the necessary capabilities to complete the implementation and development process of further scaling up production, transferring production to other sites, or managing its production capacity to timely deliver our supplies of EQ504 and EQ302 or other future product candidates or meet product demand.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, many of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials and active pharmaceutical ingredients, or APIs, are located in Europe and China, consistent with broader industry practices. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

Specifically, we expect CROs, clinical investigators and consultants to play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities, and the effectiveness and capabilities of many of these CROs, clinical investigators and consultants will be unknown to us as we move the focus of our development activities to EQ504 and potentially EQ302. Nevertheless, we are responsible for ensuring that each clinical study is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. Should our CROs engage in unethical, illegal, or non-compliant activities, such behavior could adversely impact our business. Further, should we terminate our contractual relationship with a CRO for such improprieties, transitioning to a different CRO may delay, disrupt or otherwise adversely impact the progress of the clinical study. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study sponsors, clinical study investigators and clinical study sites. If we or any of our CROs or clinical study sites fail to comply with applicable GCP requirements, the data generated in our planned or future clinical studies may be deemed unreliable, and the FDA may require us to perform additional clinical studies before approving our marketing applications. In addition, our planned or future clinical studies must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical studies, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical study investigators or other third parties on which we rely on will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical study site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical study unless we are able to transfer those subjects to another qualified clinical study site, which may be difficult or impossible. In addition, clinical study investigators for our clinical study may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical study site may be questioned and the utility of the clinical study itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA. Any such delay or rejection could prevent us from commercializing EQ504, EQ302 or any future products.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our product candidates, and we may not be able to compete effectively in our market.*

Our success depends in significant part on our ability to establish, maintain and protect patents and other intellectual property rights with respect to our proprietary technologies, research programs, and product candidates including EQ504 and EQ302, and operate without infringing the intellectual property rights of others. The patent prosecution process is expensive and time-consuming, and we and any future licensors, licensees or partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or any future licensors, licensees or partners will fail to identify patentable aspects of our research or inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Although we enter into confidentiality agreements with parties who have access to patentable aspects of our research and development programs, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection on technology relating to our research programs. If any future licensors, licensees or partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If any future licensors, licensees or partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, allowing foreign competitors a better opportunity to create, develop and market competing product candidates, or vice versa. We cannot be certain that the claims in our pending patent applications directed to our product candidates such as EQ504 and EQ302 as well as technologies relating to our research programs, will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. As a result, the issuance, scope, validity, enforceability and commercial value of our and any future licensors’, licensees’ or partners’ patent rights are highly uncertain. Our and any future licensors’, licensees’ or partners’ pending and future patent applications may not result in patents being issued, which protect our technology or products, in whole or in part, or their intended uses, methods of manufacture or formulations, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us, or any future licensors, licensees or partners, to narrow the scope of the claims of our or any future licensors’, licensees’ or partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In addition, some patent applications that we have filed have not resulted in issued patents because we have abandoned those patent applications as changes in business and/or legal strategies dictated.

We cannot assure you that all of the potentially relevant prior art—information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention—relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application, and we may be subject to a third party pre-issuance submission of prior art to the USPTO. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate litigation or opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated, may allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or limit the duration of the patent protection of our technology and products. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our research programs and product candidates such as EQ504 and EQ302. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for EQ504 and EQ302 or any other product candidates that we may identify, our business may be materially harmed.*

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical studies by referencing our clinical and non-clinical data and launch their product earlier than might otherwise be the case.

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

In the future, we may need to obtain licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.*

From time to time we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates such as EQ504, EQ302 and/or others. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.*

We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to our therapeutic research programs or necessary for the commercialization of our product candidates such as EQ504, EQ302 and/or others in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or product candidates that we may identify. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products if and when approved. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware, potentially relating to our research programs and product candidates such as EQ504, EQ302 and others, or their intended uses. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products if and when approved.

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

We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, which include EQ504, EQ302 and others, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell EQ504, EQ302 and other potential future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.*

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our planned or future product candidates, including EQ504, EQ302, and others, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. For example, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our planned or future clinical studies, continue our planned or future research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring EQ504, EQ302 or other product candidates that we may identify to market. Any of these occurrences could adversely affect our competitive business position, results of operations, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if we resume development activities, including EQ504 or EQ302, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our research programs and planned or future product candidates such as EQ504, EQ302, and others as well as their respective methods of use, manufacture and formulations thereof, our competitive position would be adversely affected, as, for example, competitors might be able to enter the market earlier than would otherwise have been the case.

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

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.*

We may be subject to claims that former employees, consultants, independent contractors or other third parties have an interest in our patents or other intellectual property as an owner, co-owner, inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. In addition, while it is our policy to require our employees, consultants, advisors, contractors and other third parties who may be involved in the conception or development of intellectual property rights to execute agreements assigning such intellectual property rights to us, we or any of our future licensors may be unsuccessful in executing such agreements with each party who, in fact, conceives or develops intellectual property rights that we regard as our own. The assignment of intellectual property rights may not be self-executing or sufficient in scope, or the assignment agreements may be breached. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us or any of our future licensors may be ineffective in perfecting ownership of inventions developed by that individual. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

We currently have two U.S. trademark registrations for EQUILLIUM respectively covering Classes 5 and 42, and one Canadian trademark registration for EQUILLIUM covering both Classes 5 and 42. Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or potential customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by any future licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Intellectual property rights may not address all potential threats to our competitive advantage.

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
•
we or our future licensors or collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•
we or our future licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
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

We are highly dependent on the services of our key personnel, Bruce D. Steel, who serves as our Chief Executive Officer and Stephen Connelly, Ph.D., who serves as our President and Chief Scientific Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

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

If our information technology systems, or those of our CROs or other third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of potential revenue or profits; and other adverse consequences.*

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, data we collect about trial participants in connection with clinical studies, sensitive third-party data, business plans, transactions, financial information, intellectual property, and trade secrets (collectively, sensitive information).

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

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Any of the previously identified or similar threats could cause a security incident or other interruption, that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide any products and services.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, potential customers, regulators, and investors of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including the delay of development and commercialization of our product candidates); financial loss; and other similar harms. Security incidents and attendant consequences that we or our third-party providers could experience may negatively impact our ability to grow and operate our business.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of potential customers or sales; and other adverse business consequences.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and operations. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA imposes fines for intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical studies, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, may also exempt some data processed in the context of clinical studies, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

Any of these events could have an adverse effect on our reputation, business, or financial condition, including but not limited to: loss of potential customers; interruptions or stoppages in our business operations (including, as relevant, clinical studies); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We conduct significant operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.*

In January 2019, we formed a wholly-owned Australian subsidiary, Equillium Australia Pty Ltd., to conduct clinical studies. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our product candidates in Australia and New Zealand, including conducting clinical studies. Furthermore, we have no assurance that the results of any clinical studies that we conduct for our product candidates in Australia and New Zealand will be accepted by the FDA or other foreign regulatory authorities for development and commercialization approvals.

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

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and may have a significant adverse effect on our business and results of operations.*

There have been, and continue to be, numerous legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we are able to obtain marketing approval. Among policy makers and payors in the United States there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access and the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. On July 4, 2025, the annual reconciliation bill, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products when and if approved and, accordingly, the results of our financial operations.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include: (1) directives to reduce agency workforce and program cuts, (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending, (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products, (5) imposing tariffs of imported pharmaceutical products, (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans, and (7) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We may be subject to applicable foreign, federal and state fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates for which we obtain marketing approval. Our arrangements with third-party payors and potential customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. Even though we do not yet have any products approved for marketing and sale, and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

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
•
results from our planned or future clinical studies with our current and future product candidates, and the results of the clinical studies of our competitors;
•
the timing of data from our planned or future clinical studies of EQ504 and EQ302 and potentially other product candidates;
•
changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;
•
regulatory or legal developments of ours, our competitors’;
•
the level of expenses related to future product candidates or clinical development programs;
•
changes in the structure of healthcare payment systems;
•
our ability to achieve product candidate development goals in the timeframe we announce;
•
announcements of clinical study results, regulatory developments, acquisitions or mergers, strategic alliances or significant agreements by us, by our competitors;
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

We have in the past and may in the future fail to maintain compliance with the listing requirements of the Nasdaq Capital Market, and as a result, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On December 13, 2024, we received a notice, or Notice, from the Nasdaq Stock Market, or Nasdaq, that we were not then in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 days, or until June 11, 2025, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continued to trade on the Nasdaq Capital Market under the symbol “EQ”. On June 12, 2025, we received a notice from Nasdaq that we had been granted an additional 180 days, or until December 8, 2025, to regain compliance with the Minimum Bid Price Requirement. On August 29, 2025, we received a letter from Nasdaq notifying us that the closing bid price of our common stock had met or exceeded $1.00 per share for at least ten consecutive business days, from August 15, 2025 through August 28, 2025, and accordingly, we had regained compliance with Nasdaq Listing Rule 5550(a)(2).

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

Raising additional equity capital would cause dilution to our stockholders, and raising additional equity or debt capital may restrict our operations or require us to relinquish rights to our technologies or product candidates.*

On August 12, 2025, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares at a purchase price of $0.5699 per warrant share, to the investors for gross proceeds to us of approximately $30.0 million in connection with the Private Placement. Additionally, the Purchase Agreement provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies LLC was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. On September 19, 2025, we filed a prospectus supplemental with the SEC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended. For the nine months ended September 30, 2025, we sold 1,719,485 shares under the 2023 ATM Facility, as amended, for gross proceeds of approximately $1.0 million. As of September 30, 2025 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any additional shares under the 2023 ATM Facility, as amended.

As of November 10, 2025, we had 60,893,283 shares of common stock outstanding, which excludes the pre-funded warrant shares totaling 30,816,705 until they are exercised. The sale of our shares of common stock and pre-funded warrants has significantly diluted the ownership interest of our stockholders from their ownership interest before such sales, and the potential sale of additional shares of common stock and pre-funded warrants if the second closing occurs will continue to significantly dilute their ownership interest. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will continue to be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

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

•
do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose); and
•
provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit our commercialization of any product candidates that we may develop.*

We face an inherent risk of product liability exposure related to the testing of EQ504 and EQ302 and any future product candidates which may go into human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that EQ504 and EQ302 or any future product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

Changes in tax laws or regulations that are applied adversely to us or our potential customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. For example, the U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The Trump administration and the U.S. Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.

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

Item 5. Other Information

Trading Arrangements

During the three-months ended September 30, 2025, an officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted a contract, instruction or written plan for the sale of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Christine Zedelmayer, Chief Operating Officer	Adoption(3)	August 27, 2025	X		801,173	August 27, 2026

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) Represents the adoption of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on December 12, 2023.

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

4.5†

Registration Rights Agreement, dated August 12, 2025, by and between the Registrant and the investors named therein, incorporated by reference to Exhibit 4.5 of the Registrant's Quarterly Repot on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2025.

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

Date: November 13, 2025	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)