Form 10-K
period 2025-12-31
Equillium, Inc.
filed 2026-03-25
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.1 million based on the closing price of the registrant’s common stock on June 30, 2025 of $0.32 per share, as reported by the Nasdaq Capital Market. Shares of the registrant's common stock held by executive officers, directors and registrant's affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2026, there were 63,226,556 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2026 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Firm Id:	173	Auditor Name:	Crowe LLP	Auditor Location:	Costa Mesa, California, United States

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
•
the performance of our contract service providers, including suppliers and manufacturers;
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
•
We rely, and intend to continue to rely, on CROs to conduct our planned or future clinical studies and perform some of our planned or future research and nonclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects;

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

PART I

Item 1. Business.

Overview

We are a biotechnology innovator developing novel therapies to treat severe autoimmune and inflammatory disorders with the mission to develop life-changing therapeutics for patients. Our primary goal is to advance EQ504, a novel aryl hydrocarbon receptor, or AhR, modulator, into and through clinical development.

EQ504 is a preclinical-stage, novel AhR modulator that in multiple translational models has been shown to have a therapeutically beneficial impact inducing anti-inflammatory cells and cytokines while reducing proinflammatory cells and cytokines and improving intestinal tissue barrier function and repair. We initially intend to develop EQ504 for the treatment of ulcerative colitis, or UC, and other gastrointestinal, or GI, diseases with potential indication expansion opportunities for the treatment of inflammatory lung diseases.

EQ302 is a preclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 formulated for oral delivery. Inhibiting IL-15 and IL-21 is believed to be an effective treatment approach for certain GI indications, including celiac disease. We have conducted preclinical development of EQ302, including in vivo pharmacology studies and formulation development, to further characterize and optimize the product candidate. We are evaluating further advancement of EQ302, including product manufacturing and toxicology studies capable of supporting a potential investigational new drug, or IND, filing and a first-in-human clinical study.

Our novel and differentiated pipeline of therapeutic candidates has the potential to address unmet medical needs in numerous areas, including gastroenterology, dermatology and pulmonology.

Strategy

Our primary goal is to become a leading, fully-integrated biotechnology company focused on therapies for severe immuno-inflammatory disorders. To achieve our goal, we intend to:

•
Complete the preclinical and clinical development of EQ504. We intend to commence a Phase 1 proof-of-mechanism study for EQ504 in mid-2026, with data expected to follow approximately six months thereafter. Modulation of AhR has been shown to have a beneficial impact on tissue barrier function, inflammation, cell development and tumor suppression. We initially intend to develop EQ504 for the treatment of UC and other GI diseases with potential indication expansion opportunities for the treatment of inflammatory lung diseases.
•
Evaluate further advancement of EQ302. Published research has demonstrated the synergistic effect of inhibiting both IL-15 and IL-21 as a therapeutic approach for celiac disease and potentially other autoimmune disorders. Preclinical and translational data has shown that EQ302 is a potent inhibitor of those two cytokines and is stable and permeable in the gut. We are evaluating further advancement of EQ302, including product manufacturing and toxicology studies capable of supporting a potential IND filing and a first-in-human clinical study. Based on the unique mechanism of action of EQ302 and its product profile, including the advantage of oral delivery, we believe that EQ302 has the potential to be an attractive therapeutic option for GI diseases, such as inflammatory bowel disease and celiac disease.
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

Acquisitions

Acquisitions of innovative technologies and products have played an important role in the growth of our company, and we may continue to evaluate and potentially complete acquisitions in the future.

In October 2024, we acquired Ariagen, Inc., or Ariagen, to obtain exclusive, worldwide rights to EQ504, a potent and selective AhR modulator. Pursuant to the stock purchase agreement with Ariagen, its stockholders and securityholder representative, we are obligated to potentially pay up to a maximum of $55.0 million in the aggregate across the first three regulatory approvals.

We also acquired the exclusive worldwide rights to EQ302, a proprietary platform for discovering additional, novel multi-cytokine targeting product candidates through the acquisition of Bioniz Therapeutics, Inc., or Bioniz, in February 2022. Pursuant to the merger agreement with Bioniz, we are obligated to potentially pay up to $57.5 million in regulatory approval milestones, of which $52.5 million relates to assets acquired that are no longer being pursued and $5 million relates to EQ302.

August Securities Purchase Agreement

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

March Securities Purchase Agreement

On March 11, 2026, we entered into a Securities Purchase Agreement, the March Purchase Agreement, with a certain institutional and accredited investor, the March Investor, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001, and a pre-funded warrant to purchase shares of common stock, the March Private Placement. The closing of the Private Placement occurred on March 13, 2026. At the Closing, we issued and sold 1,179,508 shares at a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares at a purchase price of $1.8539 per warrant share, the March Warrant Price, to the March Investor for gross proceeds to us of approximately $35.0 million.

We intend to use the net proceeds from the Private Placement and the March Private Placement to fund the further development of EQ504, working capital, and general corporate purposes.

We believe that our cash and cash equivalents will be sufficient to fund our operating expenses into 2029.

EQ504 Product Development

EQ504 is a potent and selective AhR modulator designed with a multi-modal, non-immunosuppressive mechanism of action to be complementary to other inflammation and immunology agents. EQ504 is an investigational therapeutic program with potential for targeted, local delivery via enteric coating for the treatment of UC and other GI diseases or inhaled formulations for the treatment of inflammatory lung diseases.

Ulcerative Colitis Market Overview

UC is a chronic, relapsing inflammatory bowel disease characterized by continuous mucosal inflammation of the colon, most commonly affecting the rectum and extending proximally in a contiguous pattern. UC arises from a dysregulated immune response to intestinal microbiota in genetically predisposed individuals, with environmental, epithelial barrier, and immunologic factors all contributing to disease initiation and progression. UC affects a substantial patient population and the treatment landscape includes multiple biologic and targeted therapies. In 2023, approximately 800,000 patients were treated for UC in the U.S., representing an estimated U.S. total addressable market of approximately $12 billion by 2030. Despite meaningful therapeutic advances over the last decade, including greater than 15 approved therapies, UC continues to impose a substantial burden of illness with remission rates below 30% and mucosal healing a major clinical priority.

Given the chronic nature of UC, its increasing prevalence, and the limitations of existing therapies, there remains a significant opportunity for safe and effective locally-acting agents to expand therapeutic options capable of achieving sustained mucosal healing, improving long‑term outcomes, and reducing reliance on systemic immunosuppression. There remains a gap for therapies that promote mucosal healing and restore gut homeostasis. Novel therapeutic approaches or combination therapies that more precisely modulate immune pathways and restore epithelial barrier integrity have the potential to meaningfully advance the standard of care for patients living with UC.

Rationale for EQ504 for the Treatment of Ulcerative Colitis

EQ504 is an investigational, potent and selective AhR modulator designed with a multi-modal, non-immunosuppressive mechanism of action to be complementary to other inflammation and immunology agents. The AhR signaling pathway plays a critical role in maintaining and regulating barrier function, particularly in tissues such as skin, gut, lung, and eye. AhR is highly expressed in these tissues, and its modulation leads to induction of the pathways that promote barrier tissue function, repair and regeneration. AhR signaling also modulates the activity of key immune cells that induce the production of anti-inflammatory and tissue protective cytokines IL-10 and IL-22. Modulation of AhR supports gut immune homeostasis and protects the mucosal epithelial barrier.

Modulation of AhR has been clinically validated in skin and GI disease. For example, VTAMA (tapinarof) has been FDA-approved for psoriasis and in atopic dermatitis. Also, high levels of clinical remission have been observed in UC patients when treated with indigo naturalis. (Naganuma et al., Japanese Society of Gastroenterology 2018, Saiki et al. BMJ Open Gastroenterology 2021, Ben-Horin, et al., Clinical Gastroenterology and Hepatology 2024). EQ504 mitigates disease pathology in the DSS mouse model of colitis, the most widely used in vivo model for UC. Specifically, EQ504 protects the intestinal mucosal barrier, blocks inflammatory and histopathological changes, and induces anti-inflammatory cytokines in the colon tissue. EQ504 rescued the mice using a clinically relevant dose and had similar outcomes to a strong immunosuppressant, cyclosporin, and another AhR modulator, indirubin, a component of indigo naturalis.

EQ504 Development Plan in Ulcerative Colitis

We initially intend to develop EQ504 for the treatment of UC and other GI diseases with potential indication expansion opportunities for the treatment of inflammatory lung diseases. We intend to commence a Phase 1 healthy volunteer single ascending dose / multiple ascending dose study for EQ504 in mid-2026, to be followed by a Phase 1b/2 study in patients with UC.

EQ302 Product Development

EQ302 is a first-in-class, orally delivered, selective inhibitor of IL-15 and IL-21 and is both stable and permeable in the gut.

Translational and preclinical data support its potential use as a treatment for various GI diseases including celiac disease, an immune disorder related to gluten exposure. The high degree of selectivity for IL-15 and IL-21 inhibition aligns well with the demonstrated key involvement of these two cytokines that work synergistically in driving the pathology in celiac disease and other inflammatory gut and hepatic disorders. EQ302 uses validated hydrocarbon staple technology to stabilize the peptide while retaining its specificity and enabling an attractive drug product profile.

Celiac Disease Market Overview

Celiac disease is a chronic inflammatory intestinal disorder caused by inappropriate cellular and humoral immune responses to the dietary intake of gluten in the genetically susceptible individual. Celiac disease is one of the most common autoimmune disorders, with a reported prevalence of 0.5% to 1% of the global population and affecting approximately 2.3 million people in the United States. The prevalence of celiac disease has increased over the past 50 years, and the rate of diagnosis has risen over the past two decades. Although celiac disease can occur at any age, onset most commonly occurs either in the first two years of life or in the second or third decades of life. Celiac disease occurs selectively in individuals expressing the gene human leukocyte antigen (HLA)-DQ2 or HLA-DQ8. In celiac disease, a mucosal inflammatory response in the intestinal epithelia leads to villous atrophy, and crypt cell hyperplasia. The loss of mucosal integrity in celiac disease is associated with a high burden of illness resulting from a plethora of intestinal and extraintestinal disease manifestations. Currently, there are no approved products to treat celiac disease, and strict adherence to a gluten-free diet is currently the only approach for patients to manage the disease. A full recovery is often observed in pediatric celiac disease patients, but over 40% of adult celiac disease patients maintain histological abnormalities, such as villous structural damage, following complete removal of dietary gluten. Further complicating the gluten-free treatment strategy, 5% of adult patients can develop a refractory form of celiac disease, characterized by severe villous atrophy and the presence of abnormal intraepithelial lymphocytes, or IELs. This is considered the early stages of enteropathy associated T cell lymphoma, a potentially lethal condition not confined to intestinal epithelia.

Rationale for EQ302 for the Treatment of Celiac Disease

IL-15 has been identified as a key driver of celiac disease pathogenesis. IL-15 is chronically upregulated in the lamina propria and epithelium of the small intestine and directly correlates with the severity of mucosal damage. This proinflammatory cytokine acts on distinct cell types resulting in malfunction of multiple immune mechanisms. Elevated IL-15 in the intestinal lamina propria has been shown to promote phenotypic changes to tolerogenic dendritic cells leading to a decrease in the generation of regulatory T cells, or Tregs, a lymphocyte subset critical for maintaining tolerance to self-antigens and promoting tolerance to innocuous dietary antigens. The reduction of inducible Tregs to dietary antigens elevates the potential for an intestinal inflammatory immune response to gluten intake. IL‑15 expression is also correlated with the upregulation of the activating NKG2D receptor on cytotoxic lymphocytes and its associated cytotoxic pathway, and with the complementary major histocompatibility complex class I chain-related (MIC) ligands (i.e., MICA and MICB) at the epithelial cell surface that triggers their subsequent killing by cytotoxic lymphocytes.

Another γc cytokine that has been implicated in celiac disease is IL-21. IL-21 has a robust genetic association with celiac disease. IL-21 is produced by the gluten-specific CD4+ T cells in celiac disease and has the capacity to promote cytolysis in intestinal IELs. IL-21 is only over-expressed in active celiac disease (patients who have gut tissue destruction) and not in potential celiac disease (those who only have antibody response and no gut tissue damage). This suggests that IL‑21 may be a co-factor along with IL-15 in causing tissue damage in active celiac disease. Furthermore, IL-21 is known to be a key cytokine in the development of B cell differentiation and plasma cell generation, and therefore antibody response. A key characteristic of celiac disease is the presence of autoantibodies to transglutaminase 2 (TG2) that are produced by TG2-specific B cells. In addition to the infiltration of IELs in the lamina propria of the small bowel, there is evidence of plasmacytosis in the lamina propria which may highlight the potential pathogenic effect of autoantibody production in celiac disease. Recent studies highlighted the importance of crosstalk between CD4+ T cells and B cells in activating the cytotoxic immune attack against gut tissue in celiac disease. IL‑21, as a major B-cell cytokine, may play a key role in orchestrating both antibody and cytotoxic responses in celiac disease. IL-21 inhibition may control the production of autoantibodies in these patients.

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

EQ302 Development Plan in Celiac Disease

We have conducted preclinical development of EQ302, including in vivo pharmacology studies and formulation development, to further characterize and optimize the product candidate. We are evaluating further advancement of EQ302, including product manufacturing and toxicology studies capable of supporting a potential IND filing and a first-in-human clinical study.

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

As of March 15, 2026, through our acquisition of Ariagen, we wholly own a patent portfolio directed to selective AhR modulators. This wing of our portfolio includes 4 patent families, including those related to chemical components, technologies related to chemical synthesis, and methods for utilizing this AhR modulator class of molecules.

Of these four AhR modulator patent application families, the first family includes claims covering a chemical class of AhR modulators and methods of using such molecules, with disclosure covering chemical synthesis approaches. This family includes one issued U.S. patent, one issued Korean patent, and one issued Hong Kong patent. The U.S. and Korean patents in this patent family are set to expire in 2037, and the Hong Kong patent is set to expire in 2039.

The second patent application family includes claims covering an indole chemical class of AhR modulators and methods of using such molecules, with disclosure covering chemical synthesis approaches and physico-chemical characteristics. This family includes three issued U.S. patents with one issued U.S. patent set to expire in 2038, and the remaining two issued U.S. patents set to expire in 2040.

The third patent application family includes claims covering a chiral indole chemical class of AhR modulators including EQ504 and methods of using such molecules, with disclosure covering chemical synthesis and physico-chemical characteristics. This family currently includes one issued U.S. patent, one issued Japanese patent, one issued Indian patent, one issued Mexican patent, and one issued New Zealand patent. Also pending are applications in Canada and Israel. If granted, any patents in this patent family are expected to expire in 2040, absent any patent term adjustments or extensions.

The fourth patent application family in preparation will include claims covering EQ504 salt polymorphic forms and formulations, with PCT application filing planned within the next fiscal year. If granted, any patents in this family are expected to expire in 2046 to 2047, absent any patent term adjustments or extensions.

As of March 15, 2026, through our acquisition of Bioniz, we wholly own a patent portfolio directed to composite peptide antagonists. This wing of our portfolio includes four additional patent application families, including those related to the IL-2, IL-9, IL-15 peptide antagonist EQ101, the IL-15 and IL-21 peptide antagonist EQ302, other peptide sequences, and other related technologies for peptide modulation of multi-cytokine signaling largely in the γc-cytokine family space.

Of these four composite peptide patent application families, the first family includes claims currently directed to composite peptides covering EQ101, methods of designing such peptides, and methods of using such peptides to treat various T cell mediated diseases and disorders (including but not limited to RA, immune-mediated hair loss, and myositis). This family includes seven issued U.S patents, one issued Brazilian patent, one issued Hong Kong patent, and one issued Japanese patent. Patents in this patent family are expected to expire in 2032, absent any patent term adjustments or extensions.

The second patent application family in our composite peptide portfolio includes claims currently directed to other multi-cytokine family peptide antagonists, as well as their methods of production. This family includes three issued U.S. patents. Patents in this patent family are expected to expire in 2034, absent any patent term adjustments or extensions.

The third patent application family includes claims currently directed to composite peptides covering EQ302 and methods of use to treat various T cell mediated diseases and disorders (including but not limited to celiac disease and inflammatory bowel disease). This family includes two issued Australian patents, one issued Indian patent, one issued Japanese patent, one issued Korean patent, with pending applications in the United States, Australia, Canada, China, Europe, Hong Kong and India. If granted, any patents in this patent family are expected to expire in 2038, absent any patent term adjustments or extensions.

The fourth patent application family includes claims currently directed to EQ101 for use in methods of treating various cytokine storm related disorders. This family includes pending applications in the United States, Canada, China, Hong Kong, Japan, and Korea. If granted, any patents in this patent family are expected to expire in 2041, absent any patent term adjustments or extensions.

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

Many of the companies against which we may compete, such as large pharmaceutical and biotechnology companies have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Moreover, there are several companies marketing or developing treatments that may be approved for the same indications and/or diseases as our product candidates.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We rely on third-party contract manufacturing organizations, or CMOs, for all our required raw materials, drug substance and drug product needs for nonclinical research and clinical trial supply needs.

With respect to any future product candidates, we expect to rely on contract manufacturers for all our required raw materials, drug substance and drug product needs for nonclinical research, clinical studies and commercial supply.

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs such as those we are developing. We, along with third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA and its implementing regulations. The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

▪
completion of nonclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;
▪
submission to the FDA of an IND, which must become effective before clinical studies may begin and must be updated annually or when significant changes are made;
▪
approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the study is commenced;
▪
performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed drug product candidate for its intended purpose;
▪
preparation of and submission to the FDA of a New Drug Application, or NDA, for product candidates like EQ504 and EQ302 that are manufactured through chemical synthesis, after completion of all pivotal clinical studies that includes substantial evidence of safety and efficacy from results of nonclinical testing and clinical studies;
▪
a determination by the FDA within 60 days of its receipt of a NDA to file the application for review;
▪
satisfactory completion of an FDA Advisory Committee review, if applicable;
▪
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current good manufacturing practice, or cGMP and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and
▪
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical study with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product candidate; chemistry, manufacturing, and controls, or CMC, information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical studies may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical study. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical study can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical study.

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

For purposes of NDA approval, human clinical studies are typically conducted in three sequential phases that may overlap.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical studies after a product is approved to gain more information about the product. These so-called Phase 4 clinical study may be made a condition to approval of the NDA. Concurrent with clinical studies, companies may complete additional animal studies and develop additional information about the drug characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Submission, Review and Approval of an NDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical studies are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The NDA must include all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. The submission of an NDA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Once an NDA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

A Complete Response letter will describe all of the deficiencies that the FDA has identified in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Generic Competition and Exclusivity for Small Molecules and Peptides

Small‑molecule drugs and certain peptide products are regulated under the Federal Food, Drug, and Cosmetic Act and the Hatch‑Waxman Act, which provide an abbreviated pathway for the approval of generic drugs through Abbreviated New Drug Applications, or ANDAs. ANDA applicants rely on the FDA’s prior findings of safety and effectiveness for the reference listed drug and must demonstrate pharmaceutical equivalence and bioequivalence, generally without the need for independent clinical trials unless required to support bioequivalence or address product‑specific issues.

The Hatch‑Waxman framework provides periods of regulatory exclusivity that may restrict the submission or approval of ANDAs. New chemical entities may be eligible for a five‑year period of exclusivity, during which the FDA may not accept an ANDA referencing the product, subject to a limited four‑year exception for applications containing a Paragraph IV certification. Products supported by new clinical investigations essential to approval may qualify for three‑year exclusivity, which limits approval of competing applications that rely on the protected data.

ANDA applicants must also certify to patents listed in the FDA’s Orange Book for the reference product. A Paragraph IV certification may lead to patent litigation, which can result in a statutory 30‑month stay of FDA approval. In addition, the regulatory treatment of certain peptide products continues to evolve, as the FDA refines the boundary between products regulated as small molecules and those regulated as biologics. As a result, applicable exclusivity periods and approval pathways for peptide products may change over time.

The Hatch‑Waxman Act and related FDA policies remain the subject of ongoing legislative, regulatory and judicial activity. Accordingly, the timing and potential impact of generic competition for our small‑molecule and peptide product candidates are subject to significant uncertainty.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA (discussed below).

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

HIPAA created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report timely and accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

The ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. There have been amendments and legal and political challenges to certain aspects of the ACA. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Additionally, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

We anticipate that the ACA will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least eleven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which took effect in January 2026. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Employees

As of December 31, 2025, we employed 14 employees, of which 13 were full-time employees, who were engaged in research and development activities, operations, finance, business development or administration. We also engage temporary employees and consultants as needed.

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

We are a clinical-stage biotechnology company incorporated in March 2017 and our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting clinical and preclinical development, filing INDs, conducting CMC and formulation development activities, conducting business development activities and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the years ended December 31, 2025 and 2024, our net losses were $22.4 million and $8.1 million, respectively. As of December 31, 2025, we had an accumulated deficit of $216.2 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, conduct preclinical and clinical studies on EQ504 and potentially other product candidates, potentially perform discovery research, conduct formulation development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, strategic transactions have and may in the future accelerate the rate at which our operating losses increase, including as a result of preclinical, clinical and regulatory expenses incurred to advance our potential product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We expect our expenses to potentially increase substantially over the next few years if EQ504 or other product candidates successfully advance through additional stages of development which may include larger, more expensive clinical studies. The development of biotechnology product candidates is capital intensive. As we conduct nonclinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and nonclinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval of any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

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

On March 11, 2026, we entered into a Securities Purchase Agreement, the March Purchase Agreement, with a certain institutional and accredited investor, the March Investor, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001, and a pre-funded warrant to purchase shares of common stock, the March Private Placement. The closing of the March Private Placement occurred on March 13, 2026. At the Closing, we issued and sold 1,179,508 shares at a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares at a purchase price of $1.8539 per warrant share, the March Warrant Price, to the March Investor for gross proceeds to us of approximately $35.0 million.

We expect to use the net proceeds from the Private Placement and March Private Placement to accelerate the clinical development of EQ504 into a Phase 1 proof-of-mechanism study in mid-2026, with data expected to follow approximately six months thereafter. However, we cannot provide any assurances that we will be able to obtain data within those time frames or that the data which may be obtained will be favorable to the further clinical development of EQ504. With respect to the Private Placement, we cannot provide any assurances that the milestones related to the clinical study initiation and stock price conditions will be met or that the second closing will occur.

As of December 31, 2025, we had $30.3 million in cash and cash equivalents, which excludes $35.0 million of gross proceeds from the March Private Placement. We expect that our cash and cash equivalents as of the filing of this Annual Report on Form 10-K will enable us to fund our operations into 2029, based on certain assumptions and estimates that may prove to be inaccurate.

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

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our planned or future nonclinical and clinical studies of EQ504, EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs and inflationary pressures on the economy;
•
the advancement and cost of preclinical research of EQ504, EQ302 and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any New Drug Application, or NDA, we may submit for our product candidates;
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

In August 2025, we amended the 2023 ATM Facility with Jefferies LLC, to replace Jefferies LLC as the sales agent with LifeSci Capital LLC. Under the 2023 ATM Facility, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through LifeSci Capital LLC acting as our sales agent. As of the filing of this Annual Report on Form 10-K, we have sold 1,719,485 shares under the 2023 ATM Facility.

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen for at least several years, if ever. We will need to obtain substantial additional funding to continue our operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by the potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, potential tariffs, the conflict between Russia and Ukraine, the conflicts in the Middle East, government shutdowns and monetary policy changes of federal agencies that have increased interest rates to address inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions.

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

Before we would be able to market and sell any of our product candidates in the United States, we would need to manage research and development activities, commence and complete our planned or future clinical studies, obtain necessary regulatory approvals from the FDA and build a commercial organization or enter into a marketing collaboration with a third party, among other things. We cannot assure you that we will be able to successfully complete the necessary planned or future clinical studies and/or obtain regulatory approval and develop sufficient commercial capabilities for any of our product candidates. Further, we may decide to modify the design of our planned or future clinical studies, which could adversely impact the likelihood of obtaining regulatory approval. We have not submitted an NDA to the FDA or filed for approval with any other regulatory authority outside the United States for any product candidate. Further, our product candidates may not receive regulatory approval even if they are successful in planned or future clinical studies. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approval, we may never generate significant revenues from any commercial sales of any of our products. If any of our product candidates are approved and we fail to successfully commercialize them, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, prospects, financial condition and results of operations will be adversely affected.

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

Adverse safety and toxicology findings may emerge as we conduct our planned or future nonclinical research or clinical studies. In addition, success in early clinical studies does not mean that later clinical studies will be successful, because later-stage clinical studies may be conducted in broader patient populations and involve different study designs. Furthermore, our planned or future clinical studies will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by the FDA. Companies frequently suffer significant setbacks in advanced clinical studies, even after earlier clinical studies have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical studies have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of product candidates under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our ability to raise additional capital and successfully complete the above activities and any other activities required for the successful development and eventual commercialization of our product candidates. The success of our product candidates will further depend on factors such as:

•
completion of our planned or future nonclinical and clinical studies with favorable results, including activities that may be adversely impacted by public health epidemics or outbreaks;
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

Moreover, any product candidate we acquire may require additional, time-consuming development or regulatory efforts prior to commercial sale or prior to expansion into other indications, including nonclinical studies if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical drug development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our current product candidates, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of a new therapeutic product in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA for that product. An NDA must be supported by extensive clinical and nonclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Similar submissions are required for approval by the relevant regulatory authority in other territories outside the United States before a therapeutic product can be marketed.

FDA and other applicable regulatory approval is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. Regulatory authorities, like the FDA, also have substantial discretion in the approval process. The number and types of nonclinical studies and clinical studies that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with nonclinical studies and clinical studies, failure can occur at any stage. The results of our planned or future nonclinical and early clinical studies of our product candidates may not be predictive of the results of our later-stage clinical studies.

Clinical study failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical studies can occur at any stage. Companies in the biopharmaceutical industry frequently suffer setbacks in the advancement of clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical studies or nonclinical studies. In addition, data obtained from our planned or future clinical studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval.

The FDA and other applicable regulatory authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•
may not deem our product candidate to be adequately safe and effective;
•
may not agree that the data collected from our planned or future clinical studies are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical studies;
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

Before we can initiate our planned or future clinical studies of our product candidates in any distinct indication in the United States, we must submit the results of nonclinical studies to the FDA along with other information, including information about their chemistry, manufacturing and controls and our proposed clinical study protocol, as part of an IND or similar regulatory filing.

Before obtaining marketing approval from the FDA or from any other applicable regulatory authority outside of the United States for the sale of any of our product candidates in any indication, we must conduct extensive clinical studies to demonstrate the safety and efficacy of those product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on nonclinical, clinical and quality data generated by CROs and other contracted parties for regulatory submissions for our product candidates. While we have or will have agreements governing these contracted parties’ services, we have limited influence over their actual performance. If these parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA (or its own regulatory authorities if such facility is located outside the United States) to temporarily or permanently shut down or cease export of such materials due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, changes in export restrictions and controls, or infections or cross-contamination during the manufacturing process;
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

We may not be able to initiate any future clinical studies of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other applicable regulatory authorities. Multiple factors could contribute to such challenges of enrolling any future clinical studies, including changing business conditions that impart financial constraints that impede our ability to fund further enrollment as well as impacts related to public health epidemics or outbreaks, which have previously adversely impacted enrollment in our clinical studies. In addition, some of our competitors may have ongoing clinical studies for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our future clinical studies may instead enroll in clinical studies of our competitors’ product candidates. Any future patient enrollment may also be affected by other factors, including:

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

From time to time, we may publicly disclose preliminary or topline data from our planned or future nonclinical and clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same nonclinical and clinical studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our studies. Interim data from studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We are aware that other products addressing the same indications as EQ504 and EQ302 are in development, and some have been approved. There are multiple private and public companies with numerous active clinical development programs for the treatment of UC. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical studies, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we have. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, these larger companies may be able to use their greater market power to obtain more favorable distribution and sales-related agreements with third parties, which could give them a competitive advantage over us.

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

We have global rights to EQ504 and are initially planning to develop it as a potential treatment for UC and other GI diseases with potential indication expansion opportunities for the treatment of inflammatory lung diseases. We have global rights to EQ302, and although we have paused development activities of EQ302, we believe it may be a promising candidate for future development as a potential treatment of GI indications such as celiac disease. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. Further, other stakeholders, including investors, analysts, and strategic partners may view the revenue potential of our product candidates as smaller than we do, which could impede our ability to enter into favorable business or financing transactions. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

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

We have no experience in pharmaceutical product manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We are completely dependent on third-party CMOs to fulfill our clinical and commercial supply of our product candidates. However, the process of manufacturing pharmaceutical products is complex, highly-regulated and subject to multiple risks. Such manufacturing is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical studies, result in higher costs of drug product and adversely harm our business. In addition, if the facilities of our manufacturer are located outside of the United States, the production, distribution and delivery of pharmaceutical products are also subject to the laws and regulations of the country. Any changes in the laws and regulations of another country, or disruptions in production or the supply chain related to geopolitical issues or health pandemics, could delay clinical studies, result in higher costs of drug product and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny NDA approval until the deficiencies are corrected or we replace the manufacturer in our NDA with a manufacturer that is in compliance.

In addition, there are risks associated with large-scale manufacturing for clinical studies or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability and delivery of raw materials. Even if we obtain regulatory approval of our product candidates or any future product candidates, there is no assurance that our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Further, our contracted manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics. If our manufacturers are unable to produce sufficient quantities for clinical studies or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, many of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials and active pharmaceutical ingredients, or APIs, are located in Europe and China, consistent with broader industry practices. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities or otherwise substantially increase our manufacturing costs, thereby potentially disrupting the supply of material to us or requiring us to scale back our manufacturing activities. For example, the United States has recently passed legislation, namely the BIOSECURE Act, to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on December 18, 2025, the President signed the National Defense Authorization Act, or NDAA, for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern,” or BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

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

We rely, and intend to continue to rely, on CROs to conduct our planned or future clinical studies and perform some of our planned or future research and nonclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.

We do not have the ability to independently conduct all aspects of our planned or future nonclinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our planned or future nonclinical and clinical studies of EQ504, EQ302 and any planned or future nonclinical and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights covering our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our product candidates, and we may not be able to compete effectively in our market.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, the applicable authorities, including the FDA and USPTO, in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical studies by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, human capital management, document management, nonclinical research, clinical studies including data management, biostatistics, and safety reporting, manufacturing of drug product, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

As of December 31, 2025, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $139.8 million that were generated after December 31, 2017. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. Certain states apply similar provisions.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We completed an ownership change analysis through December 31, 2024 and determined that our ability to offset taxable income in 2024 is not expected to be impacted by ownership changes occurring prior to that date. Due to our estimated U.S. tax loss for the year ended December 31, 2025, we do not expect to utilize tax attribute carryforwards in 2025. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income in the future (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 27, 2024, California Senate Bill 167 was enacted, which imposes limits for certain taxpayers on the usability of California state NOLs and certain California state tax credits in tax years beginning on or after January 1, 2024, and before January 1, 2027.

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

The ACA substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been judicial, Congressional and executive challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. On July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products when and if approved and, accordingly, the results of our financial operations.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the

Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, (TrumpRx) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates for which we obtain marketing approval. Our arrangements with third-party payors and potential customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. Even though we do not yet have any products approved for marketing and sale, and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the ACA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA;
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
•
HIPAA, among other things, imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
the federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians, as defined by such law, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;
•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•
state and foreign laws that require pharmaceutical companies to implement compliance programs and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; track and report gifts, compensation and other remuneration provided to physicians, other health care providers, and certain health care entities; report information related to drug pricing; and/or ensure the registration and compliance of sales personnel. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction. Further, we may be subject to federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or collectively Trade Laws, prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on contract service providers for research, nonclinical studies, and clinical studies and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

On March 13, 2026, we issued and sold 1,179,508 shares at a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares at a purchase price of $1.8539 per warrant share, to the investor for gross proceeds to us of approximately $35.0 million in connection with the March Private Placement.

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

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies LLC was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. On September 19, 2025, we filed a prospectus supplemental with the SEC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended. For the year ended December 31, 2025, we sold 1,719,485 shares under the 2023 ATM Facility, as amended, for gross proceeds of approximately $1.0 million. As of December 31, 2025 and through the date of the filing of this Annual Report on Form 10-K, we have not sold any additional shares under the 2023 ATM Facility, as amended.

As of March 20, 2026, we had 63,226,556 shares of common stock outstanding, which excludes the pre-funded warrant shares totaling 30,816,705 related to the Private Placement and 17,698,593 related to the March Private Placement until they are exercised. The sale of our shares of common stock and pre-funded warrants has significantly diluted the ownership interest of our stockholders from their ownership interest before such sales, and the potential sale of additional shares of common stock and pre-funded warrants if the second closing occurs will continue to significantly dilute their ownership interest. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will continue to be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. In connection with the Private Placement and March Private Placement, we agreed, pursuant to the applicable Registration Rights Agreement, to register for resale the shares of common stock issued, and warrant shares issuable upon exercise of the pre-funded warrants, to the investors. The number of shares of common stock to be registered by us is significant. At such time as these shares of common stock become registered in an effective registration statement, they may be sold by the investors into the market and may cause the price of our common stock to decline, and the market perception that such sales may occur may also cause the price of our common stock to decline. We have also registered shares of common stock that we have issued, and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Even though shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, the sale of shares by directors, executive officers and other affiliates may cause the price of our common stock to decline.

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

We have indemnity obligations and other responsibilities under the registration rights agreement and securities purchase agreement entered into with investors on August 12, 2025 and March 13, 2026. If these obligations are not met, we may be required to pay damages and indemnify the investors.

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

The amendment of any of these provisions, with the exception of the ability of our board of directors to issue shares of preferred stock and designate any rights, preferences and privileges thereto, would require approval by the holders of at least 66-2/3% of our then-outstanding common stock. In addition, as a Delaware corporation, we are subject to Section 203 of the General Corporation Law of the State of Delaware, or DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

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
•
any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

We may use the net proceeds from any offering by the company to purchase cryptocurrencies, the price of which has been, and will likely continue to be, highly volatile.

Except for the proceeds from the Private Placement and the March Private Placement, we may use the net proceeds from any offering by the company, including the Open Market Sale AgreementSM, dated October 5, 2023, as amended August 3, 2025, or the Agreement, between LifeSci Capital LLC and us, to purchase cryptocurrencies. Cryptocurrencies are highly volatile and do not pay interest or other returns, and, as a result, our ability to generate a return on any investments into cryptocurrencies from the net proceeds from any offering will depend on whether there is appreciation in the value of the cryptocurrencies we purchase, if any, following our purchases thereof with the net proceeds from such offering. Future fluctuations in cryptocurrency trading prices may result in our converting cryptocurrencies purchased with the net proceeds from an offering, if any, into cash with a value substantially below the net proceeds from such offering.

Cryptocurrency and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

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

We may face risks relating to the custody of our cryptocurrency, if any, including the loss or destruction of private keys required to access our cryptocurrency and cyberattacks or other data loss relating to our cryptocurrency.

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

Regulatory change reclassifying cryptocurrency as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, or the 1940 Act, and could adversely affect the market price of cryptocurrencies and the market price of our common stock.

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

We do not currently have the expertise to implement our cryptocurrency treasury reserve strategy and may fail to identify qualified individuals or asset managers to develop and execute successful investment or trading strategies.

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

Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes could adversely impact our business.

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

We engage an external Head of Information Technology, or IT, consultant to work with the company, including the Chief Operating Officer, Chief Executive Officer and Executive Leadership Team, to help identify, assess and manage the company’s cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, and evaluating threats reported to us.

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

Governance

Our board of directors addresses the company’s cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for reviewing the company’s guidelines and policies with respect to risk assessment, risk management and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain company management, including our Head of IT and our Chief Operating Officer. Our Head of IT has over 30 years of IT experience in both public and private companies in the biotech pharmaceutical industry and is a Microsoft Certified Professional in Microsoft technologies. He has experience in evaluating and implementing tools and technologies that enable defense and response capabilities, developing critical cybersecurity procedures, training, and awareness programs. The Head of IT reports directly to our Chief Operating Officer who provides executive oversight of cybersecurity risk management and has over 30 years of experience with public companies in the biotech pharmaceutical industry overseeing operational and enterprise risk management processes, including the review of cybersecurity risks and mitigation strategies with management. In addition, our Chief Operating Officer has a Cybersecurity for Directors certificate from the Corporate Governance Institute.

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

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances and designated risk level, including the Chief Executive Officer and/or full Executive Leadership Team, who participates in our disclosure controls and procedures. The Head of IT and Chief Operating Officer work with the company’s incident response team to help the company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the company’s incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the Head of IT and Chief Operating Officer concerning the company’s significant cybersecurity threats and risk and the processes the company has implemented to address them. The audit committee also receives summaries or presentations related to the company’s information systems and data and cybersecurity threats, risk and mitigation.

Item 2. Properties.

We lease a total of approximately 5,545 square feet of office space for our current headquarters in La Jolla, California under leases that expire in February 2027. We also lease a total of approximately 5,086 square feet of laboratory space in San Diego, California, under a lease that expires in January 2028.

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

Holders of Record

As of March 20, 2026, there were approximately 39 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a biotechnology innovator developing novel therapies to treat severe autoimmune and inflammatory disorders with the mission to develop life-changing therapeutics for patients. Our primary goal is to advance EQ504, our novel aryl hydrocarbon receptor, or AhR, modulator, into and through clinical development.

As of December 31, 2025, we had $30.3 million in cash and cash equivalents, excluding the gross proceeds of approximately $35.0 million from the closing of the March Private Placement (defined below). From inception through December 31, 2025, substantially all of our efforts have been focused on research, development and the advancement of our clinical and preclinical product candidates. We have not yet generated product sales and as a result have incurred significant operating losses and negative cash flows from operations. As a result, we had an accumulated deficit of $216.2 million as of December 31, 2025. We expect to incur additional losses in the future to conduct research and development for which we will need to raise additional capital to implement.

On August 10, 2025, we entered into a Securities Purchase Agreement, the Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001 per share, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the Private Placement. The initial closing of the Private Placement occurred on August 12, 2025. At the Initial Closing, we issued and sold 21,814,874 shares of common stock at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares of common stock at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

On March 11, 2026, we entered into a Securities Purchase Agreement, the March Purchase Agreement, with a certain institutional and accredited investor, the March Investor, pursuant to which we agreed to sell and issue shares of our common stock and a pre-funded warrant to purchase shares of common stock, the March Private Placement. The initial closing of the March Private Placement occurred on March 13, 2026. At the Closing, we issued and sold 1,179,508 shares of common stock at a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares at a purchase price of $1.8539 per warrant share to the March Investor for gross proceeds to us of approximately $35.0 million.

We intend to use the net proceeds from the Private Placement and the March Private Placement to fund the further development of EQ504, working capital and general corporate purposes.

We intend to commence a Phase 1 proof-of-mechanism study for EQ504, a preclinical stage, novel AhR modulator, in mid-2026, with data expected to follow approximately six months thereafter; provided, however, we cannot provide any assurances that we will be able to obtain data within those time frames or that the data which may be obtained will be favorable to the further clinical development of EQ504. Modulation of AhR, in multiple translational models, has been shown to have a therapeutically beneficial impact inducing anti-inflammatory cells and cytokines while reducing proinflammatory cells and cytokines and improving intestinal barrier function and repair. We initially intend to develop EQ504 for the treatment of ulcerative colitis, or UC, and other gastrointestinal, or GI, diseases with potential indication expansion opportunities for the treatment of inflammatory lung diseases. We acquired the exclusive worldwide rights to EQ504 through the acquisition of Ariagen, Inc., or Ariagen, in October 2024.

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

EQ302 is a preclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 formulated for oral delivery. Inhibiting IL-15 and IL-21 is believed to be an effective treatment approach for certain GI indications, including celiac disease. Preclinical and translational data has shown that EQ302 is a potent inhibitor of those two cytokines and is stable and permeable in the gut. Based on the unique mechanism of action of EQ302 and its product profile, including the advantage of oral delivery, we believe that EQ302 has the potential to be an attractive therapeutic option for GI diseases, such as celiac disease. We are evaluating further advancement of EQ302, including product manufacturing and toxicology studies capable of supporting a potential IND filing and a first-in-human clinical study.

On September 30, 2025, the Termination Date, we entered into a termination agreement with Biocon Limited, Biocon and the agreement, the Termination Agreement, pursuant to which we terminated that certain (i) collaboration and license agreement with Biocon, dated May 22, 2017, as amended September 28, 2018, April 22, 2019, December 10, 2019, and April 14, 2021 (the Biocon License), (ii) the Memorandum of Understanding dated April 7, 2022, the MoU, and (iii) certain other corresponding agreements, collectively with the Biocon License and MoU, the Biocon Agreements, with all licenses granted by Biocon to us under the Biocon Agreements, including with respect to itolizumab, terminating and reverting to Biocon. As consideration for certain technical services that we were obligated to provide to Biocon following the Termination Date, Biocon agreed to pay us a technical service fee of $0.4 million. In lieu of Biocon paying the technical service fee to us, Biocon agreed to set off amounts which we owed to Biocon under or in connection with the Biocon Agreements through the Termination Date, with the amount of such set-off to equal such technical service fee, plus any other amount that have been or may be invoiced by us to Biocon for work performed by us with respect to itolizumab through the Termination Date, and to be limited to the aggregate amounts that have been or may be invoiced by Biocon to us, or are or may be otherwise owed to Biocon, under or in connection with the Biocon Agreements through the Termination Date. We completed our performance obligations under the Termination Agreement in the fourth quarter of 2025, resulting in the set off of amounts owed by us to Biocon totaling $0.4 million which was recorded as a reduction of research and development expense in our consolidated statement of operations in the year ended December 31, 2025.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting preclinical development, filing INDs, conducting clinical development, conducting CMC and formulation development activities, conducting business development activities and the general and administrative activities associated with operating a public biotech company focused on advancing novel therapeutics. We have generated revenue from our Asset Purchase Agreement with Ono, related to a one-time, upfront payment from Ono in exchange for an exclusive option to acquire our rights to itolizumab (EQ001), or the Option, as well as from itolizumab (EQ001) development funding from Ono. Ono made a strategic business decision to allow its Option to expire on October 30, 2024 and, as a result, the Asset Purchase Agreement automatically terminated on that date pursuant to its terms. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the Asset Purchase Agreement.

We have incurred losses since our inception. For the years ended December 31, 2025 and 2024, our net losses were $22.4 million and $8.1 million, respectively. As of December 31, 2025, we had an accumulated deficit of $216.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities for EQ504, potentially pursue any future development of EQ302, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. We expect that our existing cash and cash equivalents as of December 31, 2025 plus the gross proceeds from the March Private Placement will enable us to fund our operations into 2029.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for EQ504, EQ302, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, government shutdowns, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including from diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our nonclinical research and clinical development of our product candidates. Our research and development expenses include:

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our nonclinical research and clinical development.

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

Completion of planned of future clinical studies may take several years or more, and the length of time generally varies according to the type, complexity, novelty, and intended use of a product candidate. The cost of clinical studies may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to our Australian subsidiary.

Income Tax Expense

Income tax expense consists of federal and state income tax expense.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Revenue	$-	$41,095	$(41,095)
Research and development	12,843	37,428	(24,585)
General and administrative	10,791	11,936	(1,145)
Interest income	833	1,381	(548)
Other income (expense), net	403	(818)	1,221
Income tax expense	-	361	(361)

Revenue

During the year ended December 31, 2025, there was no revenue recognized under our Asset Purchase Agreement with Ono. During the year ended December 31, 2024, we recognized revenue of $41.1 million under our Asset Purchase Agreement with Ono. For the year ended December 31, 2024, development funding represented $28.3 million and amortization of the upfront payment represented $12.8 million.

Research and Development Expenses

	Year Ended December 31,
	2025	2024	Change
Direct external expenses:
Itolizumab (EQ001) - EQUATOR	$4,827	$22,490	$(17,663)
Itolizumab (EQ001) - EQUALISE	52	749	(697)
Itolizumab - Biocon ulcerative colitis study - related party	(115)	602	(717)
EQ101	117	1,528	(1,411)
EQ102	21	403	(382)
EQ504	1,301	784	517
EQ302	110	584	(474)

Indirect expenses:
Employee compensation and benefits (including stock-based compensation)	5,483	8,579	(3,096)
Overhead	1,047	1,709	(662)
Total research and development	$12,843	$37,428	$(24,585)

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development costs into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following product candidate categories: Itolizumab (EQ001), EQ101, EQ102, EQ504 and EQ302. Itolizumab (EQ001) includes sub-categories for the clinical studies associated with itolizumab (EQ001) including our EQUATOR, EQUALISE and UC study with Biocon. For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development product candidates that have been selected for further development. Such direct research and development expenses include nonclinical and clinical trial activities, external expenses related to CMC and supply of drug product and consulting expenses.

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

Research and development expenses were $12.8 million for the year ended December 31, 2025, compared to $37.4 million for the year ended December 31, 2024.

Research and development expenses decreased by $24.6 million for the year ended December 31, 2025. Direct external expenses decreased significantly for the year ended December 31, 2025 compared to the same period in 2024 due to the wind down of our clinical studies in 2025 including lower clinical development expenses, lower CMC activities with Biocon and lower consulting expenses primarily related to the wind down of our EQUATOR study. In addition, we negotiated discounts with our clinical vendors on outstanding accounts payable which were recorded as a reduction to research and development expense during the year ended December 31, 2025. Indirect expenses decreased for the year ended December 31, 2025 compared to the same period in 2024 driven by lower employee compensation and benefits due to lower headcount caused by the wind down of our clinical studies.

We expect research and development expenses in future periods to increase primarily due to the advancement of EQ504, our novel AhR modulator, into and through clinical development.

General and Administrative Expenses

General and administrative expenses were $10.8 million for the year ended December 31, 2025, compared to $11.9 million for the year ended December 31, 2024.

The decrease of $1.1 million in general and administrative expenses for the year ended December 31, 2025, compared to the same period in 2024, was primarily related to decreases of (i) $0.6 million in overhead primarily due to lower franchise taxes, directors and officers insurance costs and travel and (ii) $0.5 million in legal expenses.

Interest Income

Interest income was $0.8 million for the year ended December 31, 2025, compared to $1.4 million for the year ended December 31, 2024. The decrease in interest income was primarily due to lower average cash, cash equivalents and short-term investment balances in 2025 compared to 2024.

Other Income (Expense), Net

Other income (expense), net was other income of $0.4 million for the year ended December 31, 2025, compared to other expense of $0.8 million for the year ended December 31, 2024. The change in other income (expense), net for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to fluctuations in net foreign currency transaction unrealized gains and losses.

Income Tax Expense

There was no income tax expense for the year ended December 31, 2025. Income tax expense was $0.4 million for the year ended December 31, 2024. Our 2024 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. We do not record a deferred tax provision as there is a full valuation allowance offsetting our deferred tax assets.

Liquidity and Capital Resources

From inception through December 31, 2025, we have financed our operations primarily through the sale of equity and debt securities and income generated from our Asset Purchase Agreement with Ono as described in more detail in the Sources of Liquidity section below. As of December 31, 2025, we had an accumulated deficit of $216.2 million and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2025, we had $30.3 million in cash and cash equivalents, excluding the gross proceeds of approximately $35.0 million from the Company's equity financing in March 2026.

Sources of Liquidity

August Securities Purchase Agreement

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

The Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. There can be no assurance that the specified milestones will be met or that the investors will purchase additional shares of common stock or pre-funded warrants in a second closing. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. During the year ended December 31, 2025, there were 1,610,075 shares of common stock sold under the 2023 ATM Facility, as amended, for gross proceeds of approximately $0.9 million. During the year ended December 31, 2025, issuance costs related to the 2023 ATM Facility, as amended, totaled $0.2 million.

On September 19, 2025, we filed a prospectus supplement with the SEC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended.

As of December 31, 2025 and through the date of the filing of this Annual Report on Form 10-K, there were no additional shares of common stock sold under the 2023 ATM Facility, as amended.

March Securities Purchase Agreement

On March 11, 2026, we entered into the March Purchase Agreement with the March Investor, pursuant to which we agreed to sell and issue shares of our common stock, par value $0.0001, and a pre-funded warrant to purchase shares of common stock. The closing of the March Private Placement occurred on March 13, 2026. At the closing, we issued and sold 1,179,508 shares at a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares at a purchase price of $1.8539 per warrant share to the March Investor for gross proceeds to us of approximately $35.0 million.

Funding Requirements

We expect our expenses to increase substantially as we advance our research and development activities, including resuming development of our preclinical asset, EQ504 and potentially resuming development of EQ302. We expect that our primary uses of capital will be for nonclinical research, clinical development, CMC activities, formulation development, product supply, potential acquisition of new products, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

We believe that our cash and cash equivalents as of December 31, 2025 plus with proceeds from the March Private Placement can fund operations into 2029. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ504 and EQ302, or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our planned or future nonclinical and clinical studies of EQ504 and EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, bank failures, tariffs and inflationary pressures on the economy;
•
the advancement and cost of preclinical research of EQ504, EQ302 and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome of regulatory review of any NDA we may submit for our product candidates;
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

Until such time as we can generate product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, government shutdowns, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $216.2 million as of December 31, 2025. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ504, EQ302 and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Note 6 and 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz or potential contingent payments upon the achievement by us of regulatory milestones that we may be required to make under the terms of our stock purchase agreement with Ariagen, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we may enter into with various entities.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(22,746)	$(19,026)
Investing activities	4,464	13,814
Financing activities	30,427	164
Effect of exchange rate changes on cash	47	(83)
Net increase (decrease) in cash and cash equivalents	$12,192	$(5,131)

Operating Activities

During the year ended December 31, 2025, cash used in operating activities was $22.7 million compared to $19.0 million during the year ended December 31, 2024. Cash used in operating activities during the year ended December 31, 2025 primarily related to our net loss of $22.4 million, adjusted for non-cash items of $2.0 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in other operating assets and liabilities of $2.3 million. Cash used in operating activities during the year ended December 31, 2024 primarily related to our net loss of $8.1 million, adjusted for non-cash items of $3.9 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in deferred revenue and other operating assets and liabilities of $14.9 million.

Investing Activities

Net cash provided by investing activities was $4.5 million during the year ended December 31, 2025 and primarily consisted of maturities of our short-term investments.

Net cash provided by investing activities was $13.8 million during the year ended December 31, 2024. Maturities of our short-term investments totaled $31.5 million, which was offset by purchases of short-term investments totaling $17.6 million during the period. Purchases of property and equipment for the year ended December 31, 2024 totaled $0.1 million.

Financing Activities

Net cash provided by financing activities totaled $30.4 million during the year ended December 31, 2025 and primarily consisted of net proceeds from the sale of shares under the Private Placement transaction totaling $27.9 million, proceeds totaling $1.8 million from the exercise of stock options and net proceeds from the sale of shares under our 2023 ATM Facility totaling approximately $0.7 million.

Net cash provided by financing activities totaled $0.2 million during the year ended December 31, 2024 and was primarily attributed to cash received from employee stock purchases related to our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, and similarly did not and do not have any holdings in variable interest entities. We do have certain contingent consideration liabilities in the form of potential milestone payments that are included in our merger agreement with Bioniz and our stock purchase agreement with Ariagen which are not reflected in our balance sheet. However, based on our current operating plans and our assessment of the probability and potential timing of such payments, we believe those payments, if any, are remote and highly unlikely to come due within the next 12 months.

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

Accrued Research and Development Expense

We are required to estimate our expenses resulting from our obligations under contracts with vendors, consultants and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the nonclinical study or clinical study as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a study or clinical study, we adjust our rate of expense recognition if actual results differ from our estimates.

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

Not applicable.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2025, an officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted a contract, instruction or written plan for the sale of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Penny Tom, SVP Finance & Principal Accounting Officer	Adoption(3)	October 10, 2025	X		351,948	October 10, 2026

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our definitive proxy statement, or the Proxy Statement, to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2025, under the sections entitled “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors,” “Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

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

4.5†

Registration Rights Agreement, dated August 12, 2025, by and between the Registrant and the investors named therein, incorporated by reference to Exhibit 4.5 of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2025.

4.6

Form of Pre-Funded Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2025.

4.7

Form of Pre-Funded Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2026.

4.8

Registration Rights Agreement, dated March 13, 2026, by and between the Registrant and the investor named therein, incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2026.

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

10.3+

Equillium, Inc. 2018 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise, as amended, incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-290140), filed with the Securities and Exchange Commission on September 9, 2025.

10.4+

Equillium, Inc. 2018 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 (File No. 333-227859) filed with the Securities and Exchange Commission on October 16, 2018.

10.5+

Offer Letter, dated June 1, 2018, by and between the Registrant and Bruce D. Steel, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.6+

Amended and Restated Offer Letter, dated June 7, 2018, by and between the Registrant and Stephen Connelly, Ph.D., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-227387), as amended, originally filed with the Securities and Exchange Commission on September 17, 2018.

10.7+

Offer Letter, dated January 19, 2018, by and between the Registrant and Christine Zedelmayer, incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020.

10.8+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Bruce D. Steel, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.9+

First Amendment to Offer Letter, effective as of January 1, 2020, by and between the Registrant and Christine Zedelmayer, incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

10.10

Open Market Sale Agreement, dated as of October 5, 2023, by and between the Registrant and LifeSci Advisors LLC, as amended by Amendment No. 1 dated August 3, 2025, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2025.

10.11+	Equillium, Inc. Non-Employee Director Compensation Policy, as amended and restated, effective March 2, 2026.

10.12+

Equillium, Inc. 2024 Inducement Plan and Forms of Stock Option Grant Notice, Option Agreement, and Notice of Exercise thereunder, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2024.

10.13†

Stock Purchase Agreement, dated October 4, 2024, by and among Registrant, Ariagen, Inc., the stockholders of Ariagen and the securityholder representative, incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2025.

10.14†

Securities Purchase Agreement, dated August 10, 2025, by and among Company and the Investors, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2025.

10.15†

Securities Purchase Agreement, dated March 11, 2026, by and between the Company and the Investor, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2026.

19.1	Insider Trading Policy, as amended.

21.1	Subsidiaries of Equillium, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

97.1	Incentive Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

EQUILLIUM, INC.

Date: March 25, 2026	By:	/s/ Bruce D. Steel
Bruce D. Steel
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce D. Steel as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce D. Steel	Chief Executive Officer and Member of the Board of Directors	March 25, 2026
Bruce D. Steel	(Principal Executive Officer and Principal Financial Officer)

/s/ Penny Tom	Senior Vice President, Finance	March 25, 2026
Penny Tom	(Principal Accounting Officer)

/s/ Daniel M. Bradbury	Chairman of the Board of Directors	March 25, 2026
Daniel M. Bradbury

/s/ Peter Colabuono	Member of the Board of Directors	March 25, 2026
Peter Colabuono

/s/ Martha J. Demski	Member of the Board of Directors	March 25, 2026
Martha J. Demski

/s/ Charles McDermott	Member of the Board of Directors	March 25, 2026
Charles McDermott

/s/ Mark Pruzanski, M.D.	Member of the Board of Directors	March 25, 2026
Mark Pruzanski, M.D.

/s/ Barbara Troupin, M.D.	Member of the Board of Directors	March 25, 2026
Barbara Troupin, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EQUILLIUM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Equillium, Inc.

La Jolla, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Equillium, Inc. (the "Company") as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Crowe LLP

We have served as the Company’s auditor since 2025.

Costa Mesa, California

March 25, 2026

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

San Diego, California

March 27, 2025

Equillium, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$30,277	$18,085
Short-term investments	-	4,490
Prepaid expenses and other current assets	761	2,403
Total current assets	31,038	24,978
Operating lease right-of-use assets	658	364
Property and equipment, net	164	262
Other assets	27	-
Total assets	$31,887	$25,604
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$755	$2,676
Accrued expenses	1,816	3,483
Current portion of operating lease liabilities	363	197
Total current liabilities	2,934	6,356
Long-term operating lease liabilities	356	187
Total liabilities	3,290	6,543
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2025 and 2024; 61,464,368 and 35,557,563 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	3
Additional paid-in capital	244,434	212,084
Accumulated other comprehensive income	363	781
Accumulated deficit	(216,205)	(193,807)
Total stockholders' equity	28,597	19,061
Total liabilities and stockholders' equity	$31,887	$25,604

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Revenue	$-	$41,095
Operating expenses:
Research and development	12,843	37,428
General and administrative	10,791	11,936
Total operating expenses	23,634	49,364
Loss from operations	(23,634)	(8,269)
Other income, net:
Interest income	833	1,381
Other income (expense), net	403	(818)
Total other income, net	1,236	563
Loss before income tax expense	(22,398)	(7,706)
Income tax expense	-	361
Net loss	$(22,398)	$(8,067)
Other comprehensive (loss) income, net:
Unrealized loss on available-for-sale securities, net	(3)	(15)
Foreign currency translation (loss) gain	(415)	656
Total other comprehensive (loss) income, net	(418)	641
Comprehensive loss	$(22,816)	$(7,426)
Net loss per share, basic and diluted	$(0.39)	$(0.23)
Weighted-average number of common shares outstanding, basic and diluted	57,304,181	35,357,641

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	35,254,752	$3	$208,170	$140	$(185,740)	$22,573
Issuance of common stock under employee stock purchase plan	296,436	-	160	-	-	160
Exercise of stock options	6,375	-	4	-	-	4
Stock-based compensation expense	-	-	3,750	-	-	3,750
Other comprehensive income	-	-	-	641	-	641
Net loss	-	-	-	-	(8,067)	(8,067)
Balance at December 31, 2024	35,557,563	$3	$212,084	$781	$(193,807)	$19,061
Issuance of common stock under ATM, net of issuance costs	1,719,485	-	290	-	-	290
Issuance of common stock and pre-funded warrants in a private placement, net of issuance costs	21,814,874	2	27,907	-	-	27,909
Exercise of stock options	2,372,446	-	1,831	-	-	1,831
Stock-based compensation expense	-	-	2,322	-	-	2,322
Other comprehensive loss	-	-	-	(418)	-	(418)
Net loss	-	-	-	-	(22,398)	(22,398)
Balance at December 31, 2025	61,464,368	$5	$244,434	$363	$(216,205)	$28,597

See accompanying notes.

Equillium, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(22,398)	$(8,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116	137
Loss on disposal of property and equipment	19	-
Stock-based compensation	2,322	3,750
Net unrealized (gain) loss on foreign currency transactions	(474)	794
Amortization of investments, net	(14)	(754)
Deferred revenue	-	(15,728)
Changes in operating assets and liabilities:
Accounts receivable	-	3,735
Prepaid expenses and other current assets	1,263	2,275
Accounts payable	(1,937)	(1,995)
Accrued expenses	(1,685)	(3,164)
Right-of-use assets and lease liabilities, net	42	(9)
Net cash used in operating activities	(22,746)	(19,026)
Investing activities:
Purchases of property and equipment	(48)	(85)
Proceeds from disposal of property and equipment	12	-
Purchases of short-term investments	-	(17,601)
Maturities of short-term investments	4,500	31,500
Net cash provided by investing activities	4,464	13,814
Financing activities:
Proceeds from a private placement of common stock and pre-funded warrants, net of issuance costs	27,909	-
Proceeds from exercise of stock options	1,836	4
Proceeds from issuance of common stock under ATM facility, net of issuance costs	682	-
Proceeds from issuance of common stock under employee stock purchase plan	-	160
Net cash provided by financing activities	30,427	164
Effect of exchange rate changes on cash and cash equivalents	47	(83)
Net increase (decrease) in cash and cash equivalents	12,192	(5,131)
Cash and cash equivalents at beginning of period	18,085	23,216
Cash and cash equivalents at end of period	$30,277	$18,085
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$548	$-
ATM facility issuance costs reclassed from other current assets	$392	$-
Exercise of stock options issuance costs in accounts payable	$5	$-
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$352	$-

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

The Company is headquartered in La Jolla, California, and it manages its business as one operating segment. Refer to Note 14 for additional information.

Liquidity and Business Risks

As of December 31, 2025, the Company had $30.3 million in cash and cash equivalents, excluding the gross proceeds of approximately $35.0 million from the Company's equity financing in March 2026. From inception through December 31, 2025, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s clinical and preclinical product candidates. The Company has not yet generated product sales and as a result has incurred significant operating losses and negative cash flows from operations. As a result, the Company has an accumulated deficit of $216.2 million as of December 31, 2025. The Company expects to incur additional losses in the future to conduct research and development for which it will need to raise additional capital to implement.

During the third quarter of 2025, the Company completed an equity financing with gross proceeds of approximately $30 million with the ability to raise an additional $20 million subject to achieving certain clinical and pricing related milestones. Refer to Note 9 for additional information. In March 2026, the Company completed an equity financing with gross proceeds of approximately $35.0 million. Refer to Note 15 for additional information. Management believes that the Company's cash and cash equivalents will be sufficient to fund operations for at least the next 12 months from the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC).

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary in Australia uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the year-to-date periods. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive (loss) income, net in the Company’s consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of the Company’s consolidated balance sheets.

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements, as the amendments relate to disclosure requirements only. See Note 11 for more information on the effects of the adoption of ASU 2023-09.

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

No other new accounting pronouncements or legislation issued or effective as of December 31, 2025 have had, or are expected to have, a material impact on the Company’s consolidated financial statements.

2. Summary of Significant Accounting Policies

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the business of developing novel therapies to treat severe autoimmune and inflammatory disorders with the mission to develop life-changing therapeutics for patients. See Note 14 for more information on the Company's segment reporting.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Significant estimates in the Company’s consolidated financial statements relate to accrued research and development expenses, revenue recognition and the valuation of equity awards. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation gains and losses. Other comprehensive (loss) income, net includes unrealized gains or losses on short-term investments as well as foreign currency translation gains or losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2025 and 2024, the Company's cash and cash equivalents were primarily comprised of money market funds.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Australian research and development tax incentive	$-	$966
Other current assets	214	429
Prepaid insurance	295	426
Prepaid other	144	369
Other receivables	108	178
Prepaid clinical development	-	35
Total prepaid expenses and other current assets	$761	$2,403

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

The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. During the year ended December 31, 2025, the Company did not record a reduction to research and development expenses related to the Tax Incentive due to the substantial completion of its EQ101 and EQ102 clinical trials in Australia. During the year ended December 31, 2024, the Company recorded $1.7 million as a reduction to research and development expenses related to the Tax Incentive. The Company classifies its estimate for the Tax Incentive as prepaid expenses and other current assets on the accompanying consolidated balance sheets. As of December 31, 2025, there were no amounts recorded within prepaid and other current assets attributed to the Tax Incentive. As of December 31, 2024, the Company recorded $1.0 million within prepaid and other current assets attributed to the Tax Incentive.

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

See Note 9, Stockholders' Equity, for additional information on the freestanding financial instruments assessed under ASC 480 and ASC 815-40 for equity or liability classification.

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

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

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

Net Loss per Share

Basic and diluted net loss per share is determined by dividing the net loss by the weighted-average number of common shares outstanding for the period. For all periods presented, the Company’s potentially dilutive securities include outstanding options under the Company’s 2018 Equity Incentive Plan, 2024 Inducement Plan and outstanding warrants to purchase common stock, each of which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. Pre-funded warrants to purchase 30,816,705 shares of common stock are included in the computation of basic and diluted net loss per share for the year ended December 31, 2025, as the pre-funded warrants are exercisable for nominal consideration. There were no pre-funded warrants to purchase common stock in the year ended December 31, 2024. For all periods presented, there is no difference in the number of shares of common stock or common stock equivalents used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Year Ended December 31,
	2025	2024
Common stock options	10,414,561	9,023,792
Common stock warrants	1,366,141	1,366,141
Total	11,780,702	10,389,933

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

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2025	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$29,733	$29,733	$-	$-
Total assets at fair value	$29,733	$29,733	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2024	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$14,457	$14,457	$-	$-
U.S. treasury securities (b)	4,490	4,490	-	-
Total assets at fair value	$18,947	$18,947	$-	$-

(a) Money Market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.

(b) U.S. treasury securities included in short-term investments in the consolidated balance sheet as of December 31, 2024, are recorded at fair market value, which is determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. There were no short-term investments as of December 31, 2025.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of December 31, 2025 or 2024.

4. Short-term Investments

The following table summarizes the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. treasury securities	1 or less	$4,487	$3	$-	$4,490
Total		$4,487	$3	$-	$4,490

The Company does not have any available-for-sale securities as of December 31, 2025. All of the Company’s available-for-sale securities are available to the Company for use in its current operations. As a result, the Company categorizes all of these securities as current assets.

There were no impairments considered other-than-temporary during the periods presented, as it is management’s intention and ability to hold the securities until a recovery of the cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income in the Company's consolidated balance sheets.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Furniture & fixtures	$58	$58
Machinery & lab equipment	656	660
Computer equipment	9	23
Leasehold improvements	3	20
Less accumulated depreciation and amortization	(562)	(499)
Property and equipment, net	$164	$262

Depreciation expense related to property and equipment was $0.1 million for each of the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, the Company disposed of property and equipment with a net book value totaling $31,000 for cash proceeds of $12,000. As a result, the Company recognized a loss on disposal of property and equipment of $19,000, which is included in other income (expense), net in the consolidated statement of operations and comprehensive loss. No material gains or losses on the disposal of property and equipment were recorded for the year ended December 31, 2024.

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

The terms of the Company’s non-cancelable operating lease arrangements typically contain fixed lease payments which increase over the term of the lease at fixed rates and include rent holidays and provide for additional renewal periods. Lease expense is recognized over the term of the lease on a straight-line basis. All of the Company’s leases are classified as operating leases. The Company has determined that periods covered by options to extend the Company’s leases are excluded from the lease term as the Company is not reasonably certain the Company will exercise such options. Operating lease expense, including expenses related to short-term leases, was $0.5 million for each of the years ended December 31, 2025 and 2024.

Under the lease arrangements, the Company may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are variable and therefore not included in the measurement of the right-of-use assets and related lease liability but are instead recognized as variable lease expense in the Company's consolidated statements of operations and comprehensive loss when they are incurred. Variable lease expense, including expenses related to short-term leases, was $0.3 million for each of the years ended December 31, 2025 and 2024.

The Company records its right-of-use-assets within other assets (long term) and its operating lease liabilities within other current and long-term liabilities.

Additional information related to the Company’s leases as of and for the years ended December 31, 2025 and 2024 is as follows (in thousands, except lease term and discount rate):

	December 31, 2025	December 31, 2024
Balance sheet information
Right-of-use assets	$658	$364
Lease liabilities, current	$363	$197
Lease liabilities, non-current	356	187
Total lease liabilities	$719	$384
Other information
Weighted average remaining lease term	1.85 years	1.88 years
Weighted average discount rate	9.74%	8.25%
Supplemental cash flow information
Operating cash outflows from operating leases	$244	$478

Maturities of lease liabilities as of December 31, 2025, were as follows (in thousands):

Year ending December 31,
2026	$421
2027	370
2028	5
Total undiscounted lease payments	796
Less: imputed interest	(77)
Total lease liabilities	$719

As of December 31, 2025, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and other employee benefits	$1,464	$437
Other accruals	213	303
Nonclinical research	98	150
Clinical development	41	1,962
Income tax accruals	-	365
Biocon clinical development related to ulcerative colitis study - related party	-	223
Biocon and its subsidiaries chemistry, manufacturing and controls services - related party	-	43
Total accrued expenses	$1,816	$3,483

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

During the year ended December 31, 2025, there was no revenue recognized under the Asset Purchase Agreement. During the year ended December 31, 2024, the Company recognized revenue of $41.1 million under the Asset Purchase Agreement. Such revenue was comprised of $28.3 million associated with development funding and $12.8 million associated with the amortization of the upfront payment during the year ended December 31, 2024.

Termination of Biocon Collaboration and License Agreement

On September 30, 2025 (the Termination Date), the Company entered into a termination agreement with Biocon Limited (Biocon and the agreement, the Termination Agreement) pursuant to which the Company and Biocon terminated the License Agreement, the Memorandum of Understanding dated April 7, 2022 and certain other corresponding agreements (collectively Biocon Agreements), with all licenses granted by Biocon to the Company under the Biocon Agreements, including with respect to itolizumab, terminating and reverting to Biocon. See Note 13 for additional details regarding the Biocon Agreements. As consideration for certain technical services the Company was obligated to provide to Biocon following the Termination Date, Biocon agreed to pay the Company a technical service fee of $0.4 million. In lieu of Biocon paying the technical service fee to the Company, Biocon set off amounts owed by the Company to Biocon under or in connection with the Biocon Agreements through the Termination Date, with the amount of such set-off to equal such technical service fee, plus any other amount that has been or may be invoiced by the Company to Biocon for work performed by the Company with respect to itolizumab through the Termination Date, and to be limited to the aggregate amounts that have been or may be invoiced by Biocon to the Company, or are or may be otherwise owed by the Company to Biocon, under or in connection with the Biocon Agreements through the Termination Date. The Company completed its performance obligations under the Termination Agreement in the fourth quarter of 2025, resulting in the set off of amounts owed by the Company to Biocon totaling $0.4 million which was recorded as a reduction of research and development expense in its consolidated statement of operations and comprehensive loss in the year ended December 31, 2025.

9. Stockholders’ Equity

As of December 31, 2025, the Company’s authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 61,464,368 and 35,557,563 shares of common stock outstanding as of December 31, 2025 and 2024, respectively.

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

The Company assessed the 30,816,705 pre-funded warrants issued at the Initial Closing and the 35,087,717 Shares or pre-funded warrants in lieu thereof to be issued at the Milestone Closing subject to the occurrence of the Milestone Closing Trigger and determined that they do not require liability classification pursuant to ASC 480. The pre-funded warrants at the Initial Closing and the Shares or pre-funded warrants contingent to be issued at the Milestone Closing do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the pre-funded warrants were recorded to additional paid-in capital in the consolidated balance sheet. As of December 31, 2025 and through the date of the filing of this Annual Report on Form 10-K, the pre-funded warrants issued at the Initial Closing have not been exercised.

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

2023 ATM Facility

In October 2023, the Company entered into an at-the-market facility with Jefferies LLC (Jefferies) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as the Company's sales agent (the 2023 ATM Facility). There were no shares sold under the 2023 ATM Facility from October 2023 through December 31, 2024. On August 3, 2025, the Company entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. During the year ended December 31, 2025, there were 1,719,485 shares of common stock sold under the 2023 ATM Facility for gross proceeds of $1.0 million and net proceeds totaling $0.3 million, after deducting for issuance costs incurred inception-to-date of $0.7 million.

On September 19, 2025, the Company filed a prospectus supplement with the SEC under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended.

As of December 31, 2025 and through the date of the filing of this Annual Report on Form 10-K, there were no additional shares sold under the 2023 ATM Facility, as amended.

2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Plan which replaced the Company’s legacy 2017 Plan. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards. As of December 31, 2025, the 2018 Plan had a maximum of 292,972 total shares available for issuance. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to 5.0% of the total number of shares of the Company’s capital stock outstanding, including, for purposes of this calculation, shares issuable upon exercise of outstanding pre-funded warrants, on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board.

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

2024 Inducement Plan

On March 6, 2024, upon the recommendation of the Compensation Committee of the Company’s board of directors, the Company’s board of directors adopted and approved the Company’s 2024 Inducement Plan (the Inducement Plan) to reserve 1,500,000 shares of the Company's common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In addition, the Company's board of directors adopted and approved forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise for use with the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2018 Equity Incentive Plan (the 2018 Plan). As of December 31, 2025, there are 157,200 options outstanding under the 2024 Inducement Plan.

Stock Options

The following summarizes stock option activity for the year ended December 31, 2025:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2024	9,023,792	$0.87
Granted	6,430,200	$1.44
Exercised	(2,372,446)	$0.78
Forfeitures and cancellations	(2,666,985)	$0.89
Balances as of December 31, 2025	10,414,561	$1.24	7.88	$4,502
Options exercisable as of December 31, 2025	4,046,879	$0.91	5.66	$2,990
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2025 of $1.55 and the price of the underlying options.

For the years ended December 31, 2025 and 2024, the weighted-average grant date fair value of stock options granted per share was equal to $1.33 and $0.56, respectively.

As of December 31, 2025, unrecognized compensation expense related to unvested stock options was $7.7 million and is expected to be recognized over a weighted-average period of 3.5 years.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company's common stock on the date of exercise, of stock options exercised during the years ended December 31, 2025 and 2024 was $1.5 million and $2,000, respectively. Cash received from stock option exercises for the years ended December 31, 2025 and 2024 was $1.8 million and $4,000, respectively.

The fair value of stock options that vested in the years ended December 31, 2025 and 2024 was $1.7 million and $2.4 million, respectively.

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

As of December 31, 2025, the Company had issued 893,708 shares of common stock under the ESPP, none of which were issued during the year ended December 31, 2025. The Company had 1,369,497 shares available for future issuance under the ESPP as of December 31, 2025.

Stock-based Compensation Expense

Total non-cash stock-based compensation expense for all stock awards and purchase rights, net of forfeitures recognized as they occur, that was recognized in the consolidated statement of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$716	$1,413
General and administrative	1,606	2,337
Total	$2,322	$3,750

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.99%	3.98%
Expected volatility	139.43%	79.10%
Expected term (in years)	6.06	6.03
Expected dividend yield	0%	0%

Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected volatility. For the year ended December 31, 2025, the expected volatility is based on the historical volatility of the Company's common stock over a period commensurate with the expected term of the Company's stock options. The Company determined that it had sufficient trading data and, therefore, concluded that its own historical volatility provides a more appropriate estimate of expected future volatility. For prior periods, due to the Company’s limited operating history and lack of company-specific historical volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Stock options issued and outstanding	10,414,561	9,023,792
Warrants for common stock	32,182,846	1,366,141
Common stock or pre-funded warrants subject to milestone closing	35,087,717	-
Awards available under the 2018 Equity Incentive Plan	292,972	340,109
Awards available under the 2024 Inducement Plan	1,342,800	1,500,000
2018 Employee Stock Purchase Plan	1,369,497	1,026,222
Total	80,690,393	13,256,264

10. Commitments and Contingencies

Leases and Other Commitments

As of December 31, 2025, the Company leased office space in La Jolla, California that expires in February 2027. The Company also leases laboratory space in San Diego that expires in January 2028. All of the Company's leased space is under non-cancelable operating leases.

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

Litigation

As of December 31, 2025, there was no litigation against the Company.

11. Income Taxes

The components of loss before income tax provision for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
U.S.	$(21,571)	$(6,008)
Foreign	(827)	(1,698)
	$(22,398)	$(7,706)

During the year ended December 31, 2025, the Company did not record any federal or state tax expense. During the year ended December 31, 2024, the Company recorded a current federal and state tax expense of $340,000 and $21,000, respectively. During the years ended December 31, 2025 and 2024, the Company did not record a deferred federal or state income tax expense.

During the year ended December 31, 2025, federal and state income taxes paid, net of refunds, totaled $342,000 and $10,000, respectively.

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following is required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our effective amount and rate for the year ended December 31, 2025 (in thousands, except for percentages):

	Year ended December 31, 2025
	Tax Effect	Effective Tax Rate
Income taxes at statutory rates	$(4,704)	21.0%
State income tax, net of federal benefit (a)	(20)	0.1%
Foreign tax effects:
Australia:
Valuation allowance	262	-1.2%
Other	(87)	0.4%
Tax credits:
Research tax credits	(1,225)	5.5%
Change in valuation allowance	4,000	-17.9%
Nontaxable or nondeductible items:
Permanent items	41	-0.2%
Stock-based compensation	1,467	-6.6%
Changes in unrecognized tax benefits	266	-1.1%
Total	$-	-%

(a) State income taxes in California comprise the majority of the tax effect in this category.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision prior to the adoption of ASU 2023-09 for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Income taxes at statutory rates	$(1,618)
State income tax, net of federal benefit	(1,364)
Stock-based compensation	87
Officers compensation	122
Permanent items	101
Uncertain tax positions	564
Research and orphan drug credits	(1,146)
Foreign rate differential	488
Change in valuation allowance	3,127
Total	$361

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$33,982	$27,546
Credits	10,953	10,009
Capitalized research expenditures	8,365	10,364
Other	1,559	3,136
Total deferred tax assets	54,859	51,055
Valuation allowance	(54,696)	(50,931)
Total deferred tax assets, net of allowance	$163	$124
Deferred tax liabilities:
Operating lease right-of-use asset	(138)	(77)
Other	(25)	(47)
Total deferred tax liabilities	$(163)	$(124)

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $54.7 million as of December 31, 2025, as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $3.8 million during the year ended December 31, 2025.

At December 31, 2025, the Company had federal and state tax loss carryforwards of approximately $139.8 million and $92.1 million, respectively. The federal net operating loss carryover includes $139.8 million of net operating losses generated subsequent to 2017. Federal net operating losses, generated after December 31, 2017, carryover indefinitely but the deductibility of such federal net operating losses is limited to 80% of taxable income. The state net operating loss carryforwards, begin to expire in 2038 unless previously utilized. The Company has $5.0 million of Australian net operating loss carryforwards as of December 31, 2025, that are carried forward indefinitely.

At December 31, 2025, the Company had federal and state tax credit carryforwards of approximately $10.6 million and $3.3 million, respectively, after reduction for uncertain tax positions. The Company has not performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2035, if unused, and the state credits carryforward indefinitely.

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed an ownership change analysis through December 31, 2024, pursuant to IRC Section 382 and determined that the Company’s ability to offset taxable income in 2024 is not expected to be impacted by ownership changes occurring prior to that date. Due to our estimated U.S. tax loss for the year ended December 31, 2025, we do not expect to utilize tax attribute carryforwards in 2025. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company's deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company's tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company's effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Unrecognized tax benefits – beginning	$6,920	$6,075
Gross increases – tax positions in prior period	-	580
Gross increase – current-period tax positions	271	265
Unrecognized tax benefits – ending	$7,191	$6,920

The unrecognized tax benefit amounts are reflected in the determination of the Company's deferred tax assets and tax payables. As of December 31, 2025 and 2024, the Company had unrecognized tax benefits totaling $0.6 million, which, if recognized, would affect the Company's effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheet as of December 31, 2025, and has not recognized interest and/or penalties in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

All tax years for both federal and state purposes remain open and subject to examination by tax jurisdictions. The Company is subject to taxation in the United States, various U.S. state jurisdictions and Australia.

During the year ended December 31, 2025, the Company had no income tax expense. During the year ended December 31, 2024, the Company's income tax expense was $0.4 million. The Company’s 2024 income tax expense was primarily attributable to domestic cash tax expense resulting from differences between book and tax treatment of certain items. The Company does not record a deferred tax provision as there is a full valuation allowance offsetting the Company’s net deferred tax assets.

The One Big Beautiful Bill Act (OBBBA) enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including immediate expensing of domestic Section 174 costs while foreign costs will continue to be capitalized and amortized over 15 years. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. With the enactment of OBBBA, the Company began deducting domestic Section 174 costs in 2025.

12. Retirement Plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the IRC. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company did not make any contributions for the years ended December 31, 2025 or 2024.

13. Related Party Transactions

On September 30, 2025, the Company entered into a Termination Agreement with Biocon with all licenses granted by Biocon to the Company under the Biocon Agreements, including with respect to itolizumab, terminating and reverting to Biocon. Refer to Note 8 for additional details. As of December 31, 2025, Biocon no longer holds more than 5% of the Company's common stock and is no longer considered a related party. Biocon was a holder of more than 5% of the Company's common stock in prior periods.

In April 2022, the Company entered into an agreement with Biocon to collaborate on and co-fund a Phase 2 clinical study of itolizumab in subjects with ulcerative colitis that was being conducted by Biocon in India. The Company's share of the total clinical study costs was approximately $1.4 million. During the years ended December 31, 2025 and 2024, the Company recorded a net reduction of research and development expenses of $0.2 million and recognized $0.4 million of research and development expenses, respectively, related to its portion of the total clinical study costs. The reduction in 2025 resulted from the reversal of amounts owed to Biocon pursuant to the Termination Agreement. As of December 31, 2025, no amounts were accrued or invoiced by and payable to Biocon related to this clinical study, compared to accrued expenses of $0.2 million and no amounts invoiced by and payable to Biocon as of December 31, 2024.

In February 2020, the Company entered into a master services agreement with Syngene International Limited (Syngene), a wholly-owned subsidiary of Biocon, for chemistry, manufacturing and controls (CMC) services associated with itolizumab development (the Syngene MSA). In July 2023, the Company issued a work order under the Syngene MSA totaling $5.4 million for CMC activities, substantially all of which was paused in the third quarter of 2024. In 2024, the Company also entered into a work order for stability studies with Syngene totaling $0.1 million as well as purchase orders for CMC projects and purchases of drug product with Biocon totaling approximately $6.5 million, the majority of which was paused as of October 30, 2024. During the years ended December 31, 2025 and 2024, the Company recognized a net reduction of research and development expenses of $29,000 and recognized $3.7 million of research and development expenses, respectively, related to these CMC agreements. As of December 31, 2025, no amounts were accrued, invoiced by or payable to Biocon or Syngene, compared to accrued expenses of $43,000 and amounts invoiced by or payable to Biocon and Syngene of $0.6 million as of December 31, 2024.

The majority of the aforementioned expenses incurred in the prior year associated with work performed by Biocon or its affiliates related to itolizumab development were reimbursed by Ono pursuant to the terms of the Asset Purchase Agreement during the Ono option period which expired on October 30, 2024.

The Company classifies its accruals related to these activities as accrued expenses on the accompanying consolidated balance sheets. The Company classifies amounts invoiced by and payable to Biocon and Syngene as accounts payable on the accompanying consolidated balance sheets.

14. Segment Reporting

The Company operates through a single operating and reportable segment focused on the business of developing novel therapies to treat severe autoimmune and inflammatory disorders with the mission to develop life-changing therapeutics for patients. The Company manages all business activities on a consolidated basis. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM evaluates the performance of the operating segment and allocates resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss as net loss. The measure of the operating segment assets is reported on the consolidated balance sheets as total assets.

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

15. Subsequent Events

On March 11, 2026, the Company entered into a Securities Purchase Agreement (the March Purchase Agreement) with an institutional and accredited investor (the March Investor). At the closing on March 13, 2026, the Company issued and sold 1,179,508 shares of the Company’s common stock for a purchase price of $1.854 per share and a pre-funded warrant to purchase 17,698,593 shares of common stock at a purchase price of $1.8539 per share, with an exercise price of $0.0001 per share, in each case to the March Investor for gross proceeds of approximately $35.0 million. In connection with the issuance and sale of the shares and pre-funded warrant, the Company granted the March Investor customary registration rights pursuant to the Registration Rights Agreement dated March 13, 2026.