Form 10-Q
period 2026-03-31
Equillium, Inc.
filed 2026-05-13
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 63,226,556 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,322	$30,277
Prepaid expenses and other current assets	953	761
Total current assets	62,275	31,038
Operating lease right-of-use assets	567	658
Property and equipment, net	214	164
Other assets	27	27
Total assets	$63,083	$31,887
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,295	$755
Accrued expenses	1,609	1,816
Current portion of operating lease liabilities	441	363
Total current liabilities	3,345	2,934
Long-term operating lease liabilities	251	356
Total liabilities	3,596	3,290
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 63,226,556 and 61,464,368 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	280,628	244,434
Accumulated other comprehensive income	370	363
Accumulated deficit	(221,516)	(216,205)
Total stockholders' equity	59,487	28,597
Total liabilities and stockholders' equity	$63,083	$31,887

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended March 31,	Three months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$2,991	$5,924
General and administrative	2,619	2,946
Total operating expenses	5,610	8,870
Loss from operations	(5,610)	(8,870)
Other income, net:
Interest income	309	173
Other (expense) income, net	(10)	43
Total other income, net	299	216
Net loss	$(5,311)	$(8,654)
Other comprehensive gain (loss), net:
Unrealized loss on available-for-sale securities, net	-	(3)
Foreign currency translation gain (loss)	7	(47)
Total other comprehensive gain (loss), net	7	(50)
Comprehensive loss	$(5,304)	$(8,704)
Net loss per share, basic and diluted	$(0.06)	$(0.24)
Weighted-average number of common shares outstanding, basic and diluted	96,279,216	35,586,861

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	35,557,563	$3	$212,084	$781	$(193,807)	$19,061
Stock-based compensation expense	-	-	621	-	-	621
Exercise of stock options	52,344	-	38	-	-	38
Issuance of common stock under ATM, net of issuance costs	109,410	-	(438)	-	-	(438)
Other comprehensive loss	-	-	-	(50)	-	(50)
Net loss	-	-	-	-	(8,654)	(8,654)
Balance at March 31, 2025	35,719,317	$3	$212,305	$731	$(202,461)	$10,578

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	61,464,368	$5	$244,434	$363	$(216,205)	$28,597
Stock-based compensation expense	-	-	930	-	-	930
Exercise of stock options	582,680	-	447	-	-	447
Issuance of common stock and pre-funded warrants in a private placement, net of issuance costs	1,179,508	-	34,817	-	-	34,817
Other comprehensive income	-	-	-	7	-	7
Net loss	-	-	-	-	(5,311)	(5,311)
Balance at March 31, 2026	63,226,556	$5	$280,628	$370	$(221,516)	$59,487

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(5,311)	$(8,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	33
Stock-based compensation	930	621
Net unrealized loss (gain) on foreign currency transactions	7	(49)
Amortization of investments, net	-	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(192)	303
Accounts payable	434	381
Accrued expenses	(257)	(786)
Right-of-use assets and lease liabilities, net	64	(4)
Net cash used in operating activities	(4,301)	(8,169)
Investing activities:
Purchases of property and equipment	(3)	(4)
Maturities of short-term investments	-	4,500
Net cash (used in) provided by investing activities	(3)	4,496
Financing activities:
Proceeds from exercise of stock options	448	38
Proceeds from a private placement of common stock and pre-funded warrants, net of issuance costs	34,898	53
Net cash provided by financing activities	35,346	91
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Net increase (decrease) in cash and cash equivalents	31,045	(3,583)
Cash and cash equivalents at beginning of period	30,277	18,085
Cash and cash equivalents at end of period	$61,322	$14,502
Non-cash investing and financing activities:
Private placement issuance costs in accounts payable and accrued expenses	$81	$-
Amounts included in accounts payable for purchases of property and equipment	$71	$-
Exercise of stock options issuance costs in accounts payable and accrued expenses	$1	$-
ATM facility issuance costs in accrued expenses	$-	$99
ATM facility issuance costs reclassed from other current assets	$-	$392

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

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

Liquidity and Business Risks

As of March 31, 2026, the Company had $61.3 million in cash and cash equivalents. From inception through March 31, 2026, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s clinical and preclinical product candidates. The Company has not yet generated product sales and as a result has incurred significant operating losses and negative cash flows from operations. As a result, the Company has an accumulated deficit of $221.5 million as of March 31, 2026. The Company expects to incur additional losses in the future to conduct research and development for which it will need to raise additional capital to implement.

During the first quarter of 2026, the Company completed an equity financing with gross proceeds of approximately $35.0 million. Refer to Note 5 for additional information. Management believes that the Company's cash and cash equivalents as of March 31, 2026 will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026.

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

Significant Accounting Policies

During the three months ended March 31, 2026, there were no changes to our significant accounting policies as described in Note 2 in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2026.

Accounting Pronouncements Pending Adoption

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

No other new accounting pronouncements or legislation issued or effective as of March 31, 2026 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

Net Loss per Share

Basic and diluted net loss per share is determined by dividing the net loss by the weighted-average number of common shares outstanding for the period. For all periods presented, the Company’s potentially dilutive securities include outstanding options under the Company’s 2018 Equity Incentive Plan, 2024 Inducement Plan and outstanding warrants to purchase common stock, each of which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. Pre-funded warrants to purchase 48,515,298 shares of common stock are included in the computation of basic and diluted net loss per share for the three months ended March 31, 2026, as the pre-funded warrants are exercisable for nominal consideration. There were no pre-funded warrants to purchase common stock in the three months ended March 31, 2025. For all periods presented, there is no difference in the number of shares of common stock or common stock equivalents used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2026	2025
Common stock options	14,311,631	10,164,266
Common stock warrants	80,428	1,366,141
Total	14,392,059	11,530,407

2. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	March 31,	for Identical	Observable	Inputs
	2026	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$60,390	$60,390	$-	$-
Total assets at fair value	$60,390	$60,390	$-	$-

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2025	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$29,733	$29,733	$-	$-
Total assets at fair value	$29,733	$29,733	$-	$-

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

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of March 31, 2026 or December 31, 2025.

3. Supplemental Balance Sheet Details

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued payroll and other employee benefits	$484	$1,464
Other accruals	418	213
Nonclinical research	666	98
Clinical development	41	41
Total accrued expenses	$1,609	$1,816

4. Segment Reporting

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

5. Stockholders’ Equity

March 2026 Purchase Agreement

On March 11, 2026, the Company entered into a Securities Purchase Agreement (the March 2026 Purchase Agreement) with an institutional and accredited investor (the March Investor). At the closing on March 13, 2026, the Company issued and sold 1,179,508 shares of the Company’s common stock for a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares of common stock at a purchase price of $1.8539 per pre-funded warrant, with an exercise price of $0.0001 per warrant share, in each case to the March Investor for gross proceeds of approximately $35.0 million. Net proceeds from the March 2026 Private Placement were $34.8 million, after deducting offering expenses of $0.2 million.

The pre-funded warrant has an exercise price of $0.0001 per warrant share, subject to customary adjustments, and is exercisable at any time and will not expire until exercised in full. The pre-funded warrant will also be exercisable on a net exercise “cashless” basis. The pre-funded warrant may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation, not to exceed 19.99%.

In connection with the issuance and sale of the shares and pre-funded warrant, the Company granted the March Investor customary registration rights pursuant to the Registration Rights Agreement dated March 13, 2026. On April 7, 2026, the Company filed a registration statement on Form S-3 (File No. 333-294919) for the resale for both the common stock and the shares of common stock issuable upon the exercise of the pre-funded warrant that was issued at the closing, and it was declared effective on April 16, 2026.

The Company assessed the 17,698,593 pre-funded warrant issued and determined that it does not require liability classification pursuant to ASC 480. The pre-funded warrant does not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the pre-funded warrant was recorded to additional paid-in capital in the condensed consolidated balance sheet. As of March 31, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, the pre-funded warrant has not been exercised.

August 2025 Purchase Agreement

On August 10, 2025, the Company entered into a Securities Purchase Agreement (the August 2025 Purchase Agreement) with certain institutional and accredited investors (the Investors), pursuant to which the Company agreed to sell and issue shares (Shares) of the Company’s common stock and pre-funded warrants to purchase shares of common stock (Warrant Shares), in up to two closings in a private placement transaction (the August 2025 Private Placement).

The initial closing of the Private Placement occurred on August 12, 2025, (the Initial Closing). At the Initial Closing, the Company issued and sold 21,814,874 Shares at a purchase price of $0.57 per share (the Share Price) and pre-funded warrants to purchase up to 30,816,705 Warrant Shares at a purchase price of $0.5699 per Warrant Share (the Warrant Price) to the Investors for gross proceeds to the Company of approximately $30.0 million. Net proceeds from the August 2025 Private Placement were $27.9 million, after deducting placement agent fees and offering expenses totaling $2.1 million.

Pursuant to the August 2025 Purchase Agreement, subject to the occurrence of the Milestone Closing Trigger (defined below), the Investors have agreed to purchase at a closing (the Milestone Closing) up to 35,087,717 Shares or pre-funded warrants in lieu thereof at a purchase price per Share and pre-funded warrant equal to the Share Price and the Warrant Price, respectively, for gross proceeds to the Company of up to approximately $20.0 million. The Milestone Closing trigger means: (A) the achievement of either of the following prior to the five-year anniversary of the date of the Purchase Agreement (i) the clearance of an investigational new drug application for EQ504 or (ii) the dosing of the first patient in a single ascending dose or a multiple ascending dose trial of EQ504 in Australia or New Zealand (the first such event to occur, the Milestone Event), and (B) (x) the achievement of a volume weighted average price per share of $2.50 (subject to appropriate, proportional adjustment for any stock splits or combinations of the common stock occurring after the date of the Purchase Agreement) measured during any 10 consecutive trading days during the 30 trading days following the date the Company first announces via a press release or Current Report on Form 8-K the occurrence of the Milestone Event (such period the Measurement Period and such price threshold requirement, the Price Threshold), or (y) the Company’s receipt of a waiver of the Price Threshold signed by the Investors who hold a majority of the securities issued in the Private Placement (determined as if all of the Warrant Shares underlying pre-funded warrants then outstanding have been issued without regard to any limitations on the exercise of such pre-funded warrants) and delivered to the Company during the Measurement Period (the achievement or occurrence of (A) and (B) are collectively, the Milestone Closing Trigger). In the event the Milestone Closing Trigger occurs as a result of a Price Threshold Waiver, only the waiving Investors will be obligated to purchase Shares or pre-funded warrants at the Milestone Closing.

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

In connection with the issuance and sale of the shares and pre-funded warrants, the Company granted the Investors customary registration rights pursuant to the Registration Rights Agreement dated August 12, 2025. On September 9, 2025, the Company filed a registration statement on Form S-3 (File No. 333-290138) for the resale of the Shares as well as the Warrant Shares that were issued at the Initial Closing, and it was declared effective on September 18, 2025.

The Company assessed the 30,816,705 pre-funded warrants issued at the Initial Closing and the 35,087,717 Shares or pre-funded warrants in lieu thereof to be issued at the Milestone Closing subject to the occurrence of the Milestone Closing Trigger and determined that they do not require liability classification pursuant to ASC 480. The pre-funded warrants at the Initial Closing and the Shares or pre-funded warrants contingent to be issued at the Milestone Closing do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the pre-funded warrants were recorded to additional paid-in capital in the consolidated balance sheet. As of March 31, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, the pre-funded warrants issued at the Initial Closing have not been exercised.

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

There were no sales under the 2023 ATM Facility for the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company sold an aggregate of 109,410 shares of common stock under the 2023 ATM Facility for gross proceeds of approximately $55,000. For the inception-to-date period ended March 31, 2026, the Company sold a total of 1,719,485 shares of common stock under the 2023 ATM Facility for gross proceeds of $1.0 million and net proceeds totaling $0.3 million, after deducting for issuance costs incurred inception-to-date of $0.7 million.

Since March 31, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no additional sales of the Company's stock under the 2023 ATM Facility.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2026:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2025	10,414,561	$1.24
Granted	4,479,750	$1.31
Exercised	(582,680)	$0.77
Forfeitures and cancellations	-	$-
Balances as of March 31, 2026	14,311,631	$1.28	8.43	$10,646
Options exercisable as of March 31, 2026	3,933,525	$0.91	5.89	$4,620
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2026 of $2.00 and the price of the underlying options.

At March 31, 2026, unamortized stock compensation for stock options was $12.3 million, with a weighted-average recognition period of 3.49 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$286	$210
General and administrative	644	411
Total	$930	$621

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	March 31,	December 31,
	2026	2025
Stock options issued and outstanding	14,311,631	10,414,561
Pre-funded warrants for common stock	48,515,298	30,816,705
Common stock or pre-funded warrants subject to milestone closing	35,087,717	35,087,717
Warrants for common stock	80,428	1,366,141
Awards available under the 2018 Equity Incentive Plan	487,025	292,972
Awards available under the 2024 Inducement Plan	1,283,050	1,342,800
Employee stock purchase plan	1,712,772	1,369,497
Total	101,477,921	80,690,393

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Equillium, Inc.

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

As of March 31, 2026, we had $61.3 million in cash and cash equivalents. From inception through March 31, 2026, substantially all of our efforts have been focused on research, development and the advancement of our clinical and preclinical product candidates. We have not yet generated product sales and as a result have incurred significant operating losses and negative cash flows from operations. As a result, we had an accumulated deficit of $221.5 million as of March 31, 2026. We expect to incur additional losses in the future to conduct research and development for which we will need to raise additional capital to implement.

On March 11, 2026, we entered into a Securities Purchase Agreement, the March 2026 Purchase Agreement, with a certain institutional and accredited investor, the March Investor, pursuant to which we agreed to sell and issue shares of our common stock, and a pre-funded warrant to purchase shares of common stock, the March 2026 Private Placement. The closing of the March 2026 Private Placement occurred on March 13, 2026. At the closing, we issued and sold 1,179,508 shares of common stock at a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares at a purchase price of $1.8539 per warrant share to the March Investor for gross proceeds to us of approximately $35.0 million.

On August 10, 2025, we entered into a Securities Purchase Agreement, the August 2025 Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the August 2025 Private Placement. The initial closing of the August 2025 Private Placement occurred on August 12, 2025. At the Initial Closing, we issued and sold 21,814,874 shares of common stock at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares of common stock at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The August 2025 Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

For additional information on the March 2026 Private Placement and the August 2025 Private Placement, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting preclinical development, filing INDs, conducting clinical development, conducting CMC and formulation development activities, conducting business development activities and the general and administrative activities associated with operating a public biotech company focused on advancing novel therapeutics. From 2022 to 2024, we generated revenue from an upfront payment and development funding related to an asset purchase agreement with a collaboration partner. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the aforementioned asset purchase agreement.

We have incurred losses since our inception. For the three months ended March 31, 2026 and 2025, our net losses were $5.3 million and $8.7 million, respectively. As of March 31, 2026, we had an accumulated deficit of $221.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities for EQ504, potentially pursue any future development of EQ302, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. We expect that our existing cash and cash equivalents as of March 31, 2026 will enable us to fund our operations into 2029.

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
•
external research and development expenses related to nonclinical pharmacology and toxicology studies:
•
external research and development expenses incurred under arrangements with third parties, such as consultants and advisors for research and development;
•
costs of services performed by third parties, such as contract research organizations, or CROs, that conduct research and development activities on our behalf;
•
costs related to preparing regulatory submissions with the FDA and other regulatory agencies;
•
pharmacovigilance costs related to global drug safety monitoring and reporting;
•
per patient clinical study costs;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Research and development	2,991	5,924	(2,933)
General and administrative	2,619	2,946	(327)
Interest income	309	173	136
Other (expense) income, net	(10)	43	(53)

Research and Development Expenses

	Three months ended March 31,
	2026	2025	Change
Direct external expenses:
EQ504	$1,864	$445	$1,419
EQ302	-	36	(36)
Itolizumab (EQ001) - EQUATOR	14	3,368	(3,354)
Itolizumab (EQ001) - EQUALISE	-	33	(33)
Itolizumab - ulcerative colitis study	-	91	(91)
EQ101	7	100	(93)
EQ102	-	13	(13)

Indirect expenses:
Employee compensation and benefits (including stock-based compensation)	861	1,544	(683)
Overhead	245	294	(49)
Total research and development	$2,991	$5,924	$(2,933)

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development costs into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following product candidate categories: EQ504, EQ302, Itolizumab (EQ001), EQ101 and EQ102. Itolizumab (EQ001) includes sub-categories for the clinical studies associated with itolizumab (EQ001) including our EQUATOR, EQUALISE and ulcerative colitis study. For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development product candidates that have been selected for further development. Such direct research and development expenses include nonclinical and clinical trial activities, external expenses related to CMC and supply of drug product and consulting expenses.

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

Research and development expenses were $3.0 million for the three months ended March 31, 2026, compared to $5.9 million for the three months ended March 31, 2025.

Research and development expenses decreased by $2.9 million for the three months ended March 31, 2026. Direct external expenses decreased significantly for the three months ended March 31, 2026 compared to the same period in 2025 due to the wind down of our clinical studies in 2025 including lower clinical development and CMC expenses as well as lower consulting expenses primarily related to the wind down of our EQUATOR study. Indirect expenses decreased for the three months ended March 31, 2026 compared to the same period in 2025 driven by lower employee compensation and benefits due to lower headcount caused by the wind down of our clinical studies.

We expect research and development expenses in future periods to increase primarily due to the advancement of EQ504, our novel AhR modulator, into and through clinical development.

General and Administrative Expenses

General and administrative expenses were $2.6 million and $2.9 million for the three month periods ended March 31, 2026 and 2025, respectively. The decrease of $0.3 million in general and administrative expenses was primarily due to a decrease in outside legal and other professional fees during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Interest Income

Interest income was $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase in interest income was primarily due to higher average cash and cash equivalents balances during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other (Expense) Income, net

Other (expense) income, net was expense of $10,000 for the three months ended March 31, 2026, compared to income of $43,000 for the three months ended March 31, 2025. The change relates primarily to an increase in net foreign currency transaction unrealized losses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

From inception through March 31, 2026, we have financed our operations primarily through the sale of equity and debt securities and income generated from an asset purchase agreement that terminated in 2024. As of March 31, 2026, we had an accumulated deficit of $221.5 million and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2026, we had $61.3 million in cash and cash equivalents.

Sources of Liquidity

March 2026 and August 2025 Purchase Agreements

In March 2026, we received gross proceeds of approximately $35.0 million related to the March 2026 Purchase Agreement. In August 2025, we received gross proceeds of $30.0 million related to the August 2025 Purchase Agreement.

The August 2025 Purchase Agreement also provides for a potential of up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof. There can be no assurance that the specified milestones will be met or that the investors will purchase additional shares of common stock or pre-funded warrants in a second closing.

For additional information on both the March 2026 Private Placement and the August 2025 Private Placement, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

There were no sales under the 2023 ATM Facility for the three months ended March 31, 2026. During the three months ended March 31, 2025, we sold an aggregate of 109,410 shares of common stock under the 2023 ATM Facility for gross proceeds of approximately $55,000. For the inception-to-date period ended March 31, 2026, we sold a total of 1,719,485 shares of common stock under the 2023 ATM Facility for gross proceeds of $1.0 million and net proceeds totaling $0.3 million, after deducting for issuance costs incurred inception-to-date of $0.7 million.

Since March 31, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no sales of our stock under the 2023 ATM Facility. We have $75.0 million available to sell under the 2023 ATM Facility.

Funding Requirements

We expect our expenses to increase substantially as we advance our research and development activities, including continued development of our preclinical asset, EQ504, including potential expansion into additional indications and potentially resuming development of EQ302. We expect that our primary uses of capital will be for nonclinical research, clinical development, formulation development, CMC activities, product supply, potential acquisition of new products, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

We believe that our cash and cash equivalents as of March 31, 2026 can fund operations into 2029. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ504 and EQ302, or any of our other product candidates or whether, or when, we may achieve profitability.

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

Until such time as we can generate product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflict in the Middle East, government shutdowns, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $221.5 million as of March 31, 2026. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ504, EQ302 and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Note 6 and 10 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the SEC on March 25, 2026. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz or potential contingent payments upon the achievement by us of regulatory milestones that we may be required to make under the terms of our stock purchase agreement with Ariagen, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we may enter into with various entities.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(4,301)	$(8,169)
Investing activities	(3)	4,496
Financing activities	35,346	91
Effect of exchange rate changes on cash	3	(1)
Net increase (decrease) in cash and cash equivalents	$31,045	$(3,583)

Operating Activities

During the three months ended March 31, 2026, cash used in operating activities was $4.3 million compared to $8.2 million during the three months ended March 31, 2025. Cash used in operating activities during the three months ended March 31, 2026 primarily related to our net loss of $5.3 million, adjusted for non-cash items of $1.0 million, primarily consisting of non-cash stock-based compensation expenses. Cash used in operating activities during three months ended March 31, 2025 primarily related to our net loss of $8.7 million, adjusted for non-cash items of $0.6 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in other operating assets and liabilities of $0.1 million.

Investing Activities

Net cash used in investing activities was approximately $3,000 during the three months ended March 31, 2026 related to purchases of property and equipment.

Net cash provided by investing activities was $4.5 million during the three months ended March 31, 2025 and primarily consisted of maturities of our short-term investments.

Financing Activities

Net cash provided by financing activities totaled $35.3 million during the three months ended March 31, 2026 and primarily consisted of net proceeds from the sale of shares under the March 2026 Private Placement transaction totaling $34.9 million and proceeds totaling $0.4 million from the exercise of stock options.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 25, 2026, that have had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the three months ended March 31, 2026 and 2025, our net losses were $5.3 million and $8.7 million, respectively. As of March 31, 2026, we had an accumulated deficit of $221.5 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, conduct preclinical and clinical studies on EQ504 and potentially other product candidates, potentially perform discovery research, conduct formulation development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, strategic transactions have and may in the future accelerate the rate at which our operating losses increase, including as a result of preclinical, clinical and regulatory expenses incurred to advance our potential product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

On March 11, 2026, we entered into a Securities Purchase Agreement, the March 2026 Purchase Agreement, with a certain institutional and accredited investor, the March Investor, pursuant to which we agreed to sell and issue shares of our common stock, and a pre-funded warrant to purchase shares of common stock, the March 2026 Private Placement. The closing of the March 2026 Private Placement occurred on March 13, 2026. At the Closing, we issued and sold 1,179,508 shares at a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares at a purchase price of $1.8539 per warrant share, the March Warrant Price, to the March Investor for gross proceeds to us of approximately $35.0 million.

On August 10, 2025, we entered into a Securities Purchase Agreement, the August 2025 Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the August 2025 Private Placement. The initial closing of the August 2025 Private Placement occurred on August 12, 2025, the Initial Closing. At the Initial Closing, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The August 2025 Purchase Agreement also provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

We expect to use the net proceeds from the March 2026 Private Placement and August 2025 Private Placement to accelerate the clinical development of EQ504 into a Phase 1 proof-of-mechanism study in mid-2026, with data expected to follow approximately six months thereafter. However, we cannot provide any assurances that we will be able to obtain data within those time frames or that the data which may be obtained will be favorable to the further clinical development of EQ504. With respect to the August 2025 Private Placement, we cannot provide any assurances that the milestones related to the clinical study initiation and stock price conditions will be met or that the second closing will occur.

As of March 31, 2026, we had $61.3 million in cash and cash equivalents. We expect that our cash and cash equivalents as of the filing of this Quarterly Report on Form 10-Q will enable us to fund our operations into 2029, based on certain assumptions and estimates that may prove to be inaccurate.

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

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our planned or future nonclinical and clinical studies of EQ504, EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflict in the Middle East, government shutdowns, bank failures, tariffs and inflationary pressures on the economy;
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

Our commercial revenues, if any, are expected to be primarily derived from sales of products, which is unlikely to happen for at least several years, if ever. We will need to obtain substantial additional funding to continue our operations. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by the potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from public health epidemics or outbreaks, potential tariffs, the conflict between Russia and Ukraine, the conflicts in the Middle East, government shutdowns and monetary policy changes of federal agencies that have increased interest rates to address inflationary pressures on the economy. If such disruptions persist and deepen, we could experience an inability to access additional capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations or enter into partnerships or otherwise monetize our pipeline through strategic transactions on terms that may not be as favorable to us as if we developed or commercialized the product candidates ourselves. Further, we may not be able to access a portion of our existing cash and cash equivalents due to market conditions.

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

Any delays in the commencement or completion, or any termination or suspension, of our planned or future clinical studies could result in increased costs to us, delay or limit our ability to raise capital or generate revenue and adversely affect our commercial prospects.

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

We have previously and may in the future use sites outside of the United States for any future clinical studies, including for EQ504 and possibly EQ302 or any other future product candidates. The FDA may not accept data from any such studies, in which case our development plans will be delayed, which could materially harm our business.*

We expect to be ready to initiate a Phase 1 proof-of-mechanism study of EQ504 in mid-2026, and we may conduct this study at clinical sites outside of the United States. In addition, if we advance EQ302 or our other future product candidates into clinical studies, we may decide to utilize clinical sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside of the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We have global rights to EQ504 and are initially planning to develop it as a potential treatment for UC and other GI diseases with potential indication expansion opportunities for the treatment of inflammatory lung diseases. We have global rights to EQ302 and we believe it may be a promising candidate for future development as a potential treatment of GI indications such as celiac disease. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates and may prove to be incorrect. Further, other stakeholders, including investors, analysts, and strategic partners may view the revenue potential of our product candidates as smaller than we do, which could impede our ability to enter into favorable business or financing transactions. If any of our estimates are inaccurate, the market opportunities for our product candidates could be significantly diminished and have an adverse material impact on our business.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. The Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. We are assessing the potential impact of the proclamation on our business. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

There have been judicial, Congressional and executive challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current U.S. administration will impact the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, (TrumpRx) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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
•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•
state and and foreign laws that require pharmaceutical companies to implement compliance programs and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; track and report gifts, compensation and other remuneration provided to physicians, other health care providers, and certain health care entities; report information related to drug pricing; and/or ensure the registration and compliance of sales personnel. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction. Further, we may be subject to federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

Risks Related to Ownership of our Common Stock

The stock price of our common stock may be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.*

The market price of our common stock has fluctuated in the past and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•
the registration and subsequent sale of the common shares and shares issuable related to pre-funded warrants associated with our private placement transactions;
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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

On March 13, 2026, we issued and sold 1,179,508 shares at a purchase price of $1.854 per share and a pre-funded warrant to purchase up to 17,698,593 shares at a purchase price of $1.8539 per warrant share, to the investor for gross proceeds to us of approximately $35.0 million in connection with the March 2026 Private Placement.

On August 12, 2025, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares at a purchase price of $0.5699 per warrant share, to the investors for gross proceeds to us of approximately $30.0 million in connection with the August 2025 Private Placement. Additionally, the August 2025 Purchase Agreement provides for a potential second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies LLC was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. On September 19, 2025, we filed a prospectus supplemental with the SEC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended. For the inception-to-date period ended March 31, 2026, we sold 1,719,485 shares under the 2023 ATM Facility, as amended, for gross proceeds of approximately $1.0 million. As of March 31, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any additional shares under the 2023 ATM Facility, as amended.

As of May 8, 2026, we had 63,226,556 shares of common stock outstanding, which excludes the pre-funded warrant shares totaling 30,816,705 related to the August 2025 Private Placement and 17,698,593 related to the March 2026 Private Placement until they are exercised. The sale of our shares of common stock and pre-funded warrants has significantly diluted the ownership interest of our stockholders from their ownership interest before such sales, and the potential sale of additional shares of common stock and pre-funded warrants if the second closing occurs will continue to significantly dilute their ownership interest. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will continue to be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. In connection with the March 2026 Private Placement and August 2025 Private Placement, we agreed, pursuant to the applicable Registration Rights Agreement, to register for resale the shares of common stock issued, and warrant shares issuable upon exercise of the pre-funded warrants, to the investors. The number of shares of common stock to be registered by us is significant. At such time as these shares of common stock become registered in an effective registration statement, they may be sold by the investors into the market and may cause the price of our common stock to decline, and the market perception that such sales may occur may also cause the price of our common stock to decline. We have also registered shares of common stock that we have issued, and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Even though shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, the sale of shares by directors, executive officers and other affiliates may cause the price of our common stock to decline.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

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

Except for the proceeds from the August 2025 Private Placement and the March 2026 Private Placement, we may use the net proceeds from any offering by the company, including the Open Market Sale AgreementSM, dated October 5, 2023, as amended August 3, 2025, or the Agreement, between LifeSci Capital LLC and us, to purchase cryptocurrencies. Cryptocurrencies are highly volatile and do not pay interest or other returns, and, as a result, our ability to generate a return on any investments into cryptocurrencies from the net proceeds from any offering will depend on whether there is appreciation in the value of the cryptocurrencies we purchase, if any, following our purchases thereof with the net proceeds from such offering. Future fluctuations in cryptocurrency trading prices may result in our converting cryptocurrencies purchased with the net proceeds from an offering, if any, into cash with a value substantially below the net proceeds from such offering.

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

If purchased, we would hold our cryptocurrency with regulated custodians that will have duties to safeguard our private keys. Custodial services contracts may restrict our ability to reallocate our cryptocurrency among custodians, and our cryptocurrency holdings may be concentrated with a single custodian from time to time. In light of the significant amount of cryptocurrency we may hold, we expect to continually seek to engage additional regulated custodians to achieve a greater degree of diversification in the custody of our cryptocurrency (if any) as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of regulated digital asset custodians that we believe can safely custody our cryptocurrency (if any), for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than those currently being offered or take other measures to custody our cryptocurrency (if any), and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding cryptocurrency with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of various cryptocurrency blockchains if custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While custodians may carry insurance policies designed to cover losses for commercial crimes, cyber and cold storage, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect login credentials and devices), and we cannot be sure that such coverage will continue to be available on terms that are commercially reasonable to our future custodians or at all. The insurance that covers losses of cryptocurrency holdings may cover only a small fraction of the value of the entirety of cryptocurrency holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we may have or that such coverage will cover losses with respect to our cryptocurrency (if any). Moreover, our intended use of custodians exposes us to the risk that the cryptocurrency our future custodians may hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such cryptocurrency. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our cryptocurrency.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. For example, the U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The current U.S. administration and the U.S. Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.

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

Item 5. Other Information

Trading Arrangements

During the three-months ended March 31, 2026, none of the Company's directors or officers adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," in each case as such term is defined in Item 408 of Regulation S-K.

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

4.4	Description of Common Stock, incorporated by reference to Exhibit 4.4 of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020.

4.5†

Registration Rights Agreement, dated August 12, 2025, by and between the Registrant and the investors named therein, incorporated reference to Exhibit 4.5 of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2025.

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

4.8*

Registration Rights Agreement, dated March 13, 2026, by and between the Registrant and the investor named therein, incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on April 7, 2026.

10.1*

Securities Purchase Agreement, dated March 11, 2026, by and between the Registrant and the investor named therein, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2026.

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

Date: May 13, 2026	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)