Form 10-Q
period 2026-06-30
Equillium, Inc.
filed 2026-08-13
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 63,408,082 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,164	$30,277
Prepaid expenses and other current assets	812	761
Total current assets	57,976	31,038
Operating lease right-of-use assets	475	658
Property and equipment, net	188	164
Other assets	27	27
Total assets	$58,666	$31,887
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$850	$755
Accrued expenses	1,216	1,816
Current portion of operating lease liabilities	412	363
Total current liabilities	2,478	2,934
Long-term operating lease liabilities	172	356
Total liabilities	2,650	3,290
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 63,408,082 and 61,464,368 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	281,839	244,434
Accumulated other comprehensive income	381	363
Accumulated deficit	(226,209)	(216,205)
Total stockholders' equity	56,016	28,597
Total liabilities and stockholders' equity	$58,666	$31,887

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,749	$4,083	$5,740	$10,007
General and administrative	2,406	2,145	5,025	5,091
Total operating expenses	5,155	6,228	10,765	15,098
Loss from operations	(5,155)	(6,228)	(10,765)	(15,098)
Other income, net:
Interest income	509	122	818	295
Other (expense) income, net	(47)	367	(57)	410
Total other income, net	462	489	761	705
Net loss	$(4,693)	$(5,739)	$(10,004)	$(14,393)
Other comprehensive gain (loss), net:
Unrealized loss on available-for-sale securities, net	-	-	-	(3)
Foreign currency translation gain (loss)	11	(346)	18	(393)
Total other comprehensive gain (loss), net	11	(346)	18	(396)
Comprehensive loss	$(4,682)	$(6,085)	$(9,986)	$(14,789)
Net loss per share, basic and diluted	$(0.04)	$(0.16)	$(0.10)	$(0.40)
Weighted-average number of common shares outstanding, basic and diluted	111,805,635	35,719,317	104,085,316	35,653,455

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	35,557,563	$3	$212,084	$781	$(193,807)	$19,061
Stock-based compensation expense	-	-	621	-	-	621
Exercise of stock options	52,344	-	38	-	-	38
Issuance of common stock under ATM, net of issuance costs	109,410	-	(438)	-	-	(438)
Other comprehensive loss	-	-	-	(50)	-	(50)
Net loss	-	-	-	-	(8,654)	(8,654)
Balance at March 31, 2025	35,719,317	$3	$212,305	$731	$(202,461)	$10,578
Stock-based compensation expense	-	-	563	-	-	563
Other comprehensive loss	-	-	-	(346)	-	(346)
Net loss	-	-	-	-	(5,739)	(5,739)
Balance at June 30, 2025	35,719,317	$3	$212,868	$385	$(208,200)	$5,056

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	61,464,368	$5	$244,434	$363	$(216,205)	$28,597
Stock-based compensation expense	-	-	930	-	-	930
Exercise of stock options	582,680	-	447	-	-	447
Issuance of common stock and pre-funded warrants in a private placement, net of issuance costs	1,179,508	-	34,817	-	-	34,817
Other comprehensive income	-	-	-	7	-	7
Net loss	-	-	-	-	(5,311)	(5,311)
Balance at March 31, 2026	63,226,556	$5	$280,628	$370	$(221,516)	$59,487
Stock-based compensation expense	-	-	1,088	-	-	1,088
Exercise of stock options	175,417	-	135	-	-	135
Issuance costs related to common stock and pre-funded warrants in a private placement	-	-	(19)	-	-	(19)
Issuance of common stock under employee stock purchase plan	6,109	-	7	-	-	7
Other comprehensive income	-	-	-	11	-	11
Net loss	-	-	-	-	(4,693)	(4,693)
Balance at June 30, 2026	63,408,082	$5	$281,839	$381	$(226,209)	$56,016

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(10,004)	$(14,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50	65
Stock-based compensation	2,018	1,184
Net unrealized loss (gain) on foreign currency transactions	53	(419)
Amortization of investments, net	-	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(52)	1,576
Accounts payable	89	2,126
Accrued expenses	(609)	(1,301)
Right-of-use assets and lease liabilities, net	47	(6)
Net cash used in operating activities	(8,408)	(11,182)
Investing activities:
Purchases of property and equipment	(74)	(4)
Maturities of short-term investments	-	4,500
Net cash (used in) provided by investing activities	(74)	4,496
Financing activities:
Proceeds from a private placement of common stock and pre-funded warrants, net of issuance costs	34,798	-
Proceeds from exercise of stock options	583	38
Proceeds from issuance of common stock under employee stock purchase plan	7	-
Proceeds from issuance of common stock under ATM facility, net of issuance costs	-	37
Net cash provided by financing activities	35,388	75
Effect of exchange rate changes on cash and cash equivalents	(19)	21
Net increase (decrease) in cash and cash equivalents	26,887	(6,590)
Cash and cash equivalents at beginning of period	30,277	18,085
Cash and cash equivalents at end of period	$57,164	$11,495
Non-cash investing and financing activities:
Exercise of stock option issuance costs in accrued expenses	$1	$-
ATM facility issuance costs reclassed from other current assets	$-	$392
ATM facility issuance costs in accrued expenses	$-	$83

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

Description of Business

Equillium, Inc., together with its wholly owned subsidiaries (the Company), was incorporated in the state of Delaware on March 16, 2017.

The Company is a clinical-stage biotechnology innovator with a mission to develop highly impactful therapies to treat severe autoimmune and inflammatory disorders. The Company's primary goal is to advance EQ504, its novel aryl hydrocarbon receptor modulator, into and through clinical development.

The Company is headquartered in La Jolla, California, and it manages its business as one operating segment.

Liquidity and Business Risks

As of June 30, 2026, the Company had $57.2 million in cash and cash equivalents. From inception through June 30, 2026, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s clinical and preclinical product candidates. The Company has not yet generated product sales and as a result has incurred significant operating losses and negative cash flows from operations. As a result, the Company has an accumulated deficit of $226.2 million as of June 30, 2026. The Company expects to incur additional losses in the future to conduct research and development for which it will need to raise additional capital to implement.

During the first quarter of 2026, the Company completed an equity financing with gross proceeds of approximately $35.0 million. Refer to Note 5 for additional information. Management believes that the Company's cash and cash equivalents as of June 30, 2026 will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

Significant Accounting Policies

During the three and six months ended June 30, 2026, there were no changes to our significant accounting policies as described in Note 2 in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2026.

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

No other new accounting pronouncements or legislation issued or effective as of June 30, 2026 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

Net Loss per Share

Basic and diluted net loss per share is determined by dividing the net loss by the weighted-average number of common shares outstanding for the period. For all periods presented, the Company’s potentially dilutive securities include outstanding options under the Company’s 2018 Equity Incentive Plan, 2024 Inducement Plan and outstanding warrants to purchase common stock, each of which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. Pre-funded warrants to purchase 48,515,298 shares of common stock are included in the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026, as the pre-funded warrants are exercisable for nominal consideration. There were no pre-funded warrants to purchase common stock in the three and six months ended June 30, 2025. For all periods presented, there is no difference in the number of shares of common stock or common stock equivalents used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock options	15,463,214	9,909,368	15,463,214	9,909,368
Common stock warrants	80,428	1,366,141	80,428	1,366,141
Total	15,543,642	11,275,509	15,543,642	11,275,509

2. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	June 30,	for Identical	Observable	Inputs
	2026	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$55,877	$55,877	$-	$-
Total assets at fair value	$55,877	$55,877	$-	$-

Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2025	Assets (Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Money Market funds (a)	$29,733	$29,733	$-	$-
Total assets at fair value	$29,733	$29,733	$-	$-

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

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of June 30, 2026 or December 31, 2025.

3. Supplemental Balance Sheet Details

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued payroll and other employee benefits	$987	$1,464
Other accruals	162	213
Nonclinical research	26	98
Clinical development	41	41
Total accrued expenses	$1,216	$1,816

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

5. Stockholders’ Equity

Authorized Shares

On May 28, 2026, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares.

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

The Company assessed the pre-funded warrant issued for the purchase of up to 17,698,593 shares of common stock and determined that it does not require liability classification pursuant to ASC 480. The pre-funded warrant does not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the pre-funded warrant was recorded to additional paid-in capital in the condensed consolidated balance sheet. As of June 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, the pre-funded warrant has not been exercised.

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

The Company assessed the 30,816,705 pre-funded warrants issued at the Initial Closing and the 35,087,717 Shares or pre-funded warrants in lieu thereof to be issued at the Milestone Closing subject to the occurrence of the Milestone Closing Trigger and determined that they do not require liability classification pursuant to ASC 480. The pre-funded warrants at the Initial Closing and the Shares or pre-funded warrants contingent to be issued at the Milestone Closing do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the pre-funded warrants were recorded to additional paid-in capital in the consolidated balance sheet. As of June 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, the pre-funded warrants issued at the Initial Closing have not been exercised.

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

There were no sales under the 2023 ATM Facility for the three and six months ended June 30, 2026. During the three months ended June 30, 2025, there were no sales under the 2023 ATM Facility. During the six months ended June 30, 2025, the Company sold an aggregate of 109,410 shares of common stock under the 2023 ATM Facility for gross proceeds of approximately $55,000. Issuance costs related to the 2023 ATM Facility totaled $0.5 million through June 30, 2025.

Since June 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no sales of the Company's stock under the 2023 ATM Facility. The Company has $75.0 million available to sell under the 2023 ATM Facility.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2026:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2025	10,414,561	$1.24
Granted	5,806,750	$1.56
Exercised	(758,097)	$0.77
Forfeitures and cancellations	-	$-
Balances as of June 30, 2026	15,463,214	$1.38	8.35	$28,326
Options exercisable as of June 30, 2026	3,996,724	$0.92	5.77	$9,298
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2026 of $3.20 and the exercise price of the underlying options.

At June 30, 2026, unamortized stock-based compensation expense for stock options was $13.9 million, with a weighted-average recognition period of 3.21 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$354	$180	$641	$390
General and administrative	734	383	1,377	794
Total	$1,088	$563	$2,018	$1,184

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	June 30,	December 31,
	2026	2025
Stock options issued and outstanding	15,463,214	10,414,561
Pre-funded warrants for common stock	48,515,298	30,816,705
Common stock or pre-funded warrants subject to milestone closing	35,087,717	35,087,717
Warrants for common stock	80,428	1,366,141
Awards available under the 2018 Equity Incentive Plan	137,025	292,972
Awards available under the 2024 Inducement Plan	306,050	1,342,800
Employee stock purchase plan	1,706,663	1,369,497
Total	101,296,395	80,690,393

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

Overview

We are a clinical-stage biotechnology innovator with a mission to develop highly impactful therapies to treat severe autoimmune and inflammatory disorders. Our primary goal is to advance EQ504, our novel aryl hydrocarbon receptor, or AhR, modulator, into and through clinical development.

As of June 30, 2026, we had $57.2 million in cash and cash equivalents. From inception through June 30, 2026, substantially all of our efforts have been focused on research, development and the advancement of our clinical and preclinical product candidates. We have not yet generated product sales and as a result have incurred significant operating losses and negative cash flows from operations. As a result, we had an accumulated deficit of $226.2 million as of June 30, 2026. We expect to incur additional losses in the future to conduct research and development for which we will need to raise additional capital to implement.

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

We intend to initiate a Phase 1 placebo-controlled proof-of-mechanism study for EQ504, a novel AhR modulator, in the fourth quarter of 2026, with data expected approximately six months thereafter; provided, however, we cannot provide any assurances that we will be able to obtain data within those time frames or that the data which may be obtained will be favorable to the further clinical development of EQ504. Modulation of AhR, in multiple translational models, has been shown to have a therapeutically beneficial impact inducing anti-inflammatory cells and cytokines while reducing proinflammatory cells and cytokines and improving intestinal barrier function and repair. We initially intend to develop EQ504 for the treatment of ulcerative colitis, or UC, and other gastrointestinal, or GI, diseases. In addition, we initiated IND-enabling development activities for EQ504 as a potential inhaled therapy to treat inflammatory lung diseases. We acquired the exclusive worldwide rights to EQ504 through the acquisition of Ariagen, Inc., or Ariagen, in October 2024.

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

EQ302 is a preclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 formulated for oral delivery. Inhibiting IL-15 and IL-21 is believed to be an effective treatment approach for certain GI indications, including celiac disease. Preclinical and translational data has shown that EQ302 is a potent inhibitor of those two cytokines and is stable and permeable in the gut. Based on the unique mechanism of action of EQ302 and its product profile, including the advantage of oral delivery, we believe that EQ302 has the potential to be an attractive therapeutic option for GI diseases, such as celiac disease. We initiated IND-enabling development activities for EQ302.

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

We have incurred losses since our inception. For the six months ended June 30, 2026 and 2025, our net losses were $10.0 million and $14.4 million, respectively. As of June 30, 2026, we had an accumulated deficit of $226.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, preclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities for EQ504 and EQ302, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including preclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. We expect that our existing cash and cash equivalents as of June 30, 2026 will enable us to fund our operations into 2029.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for EQ504, EQ302, or any future product candidate, which is unlikely to happen within the next 12 months, if ever. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. However, we may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. As a result of the conflict between Russia and Ukraine, the conflicts in the Middle East, government shutdowns, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including from diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Overview

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our nonclinical research and clinical development of our product candidates. Our research and development expenses include:

•
salaries and other related costs, including stock-based compensation and benefits, for personnel in research and development functions;
•
external research and development expenses related to nonclinical pharmacology and toxicology studies;
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

We plan to continue to incur substantial research and development expenses for the foreseeable future as we advance the development of EQ504 and EQ302, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire or develop new product candidates. The successful development of EQ504 and EQ302 is highly uncertain. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Interest Income

Interest income consists primarily of interest income earned on cash and cash equivalents and is recognized when earned.

Other (Expense) Income, net

Other (expense) income, net consists primarily of net foreign currency transaction gains and losses related to our Australian subsidiary.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Research and development	2,749	4,083	(1,334)	5,740	10,007	(4,267)
General and administrative	2,406	2,145	261	5,025	5,091	(66)
Interest income	509	122	387	818	295	523
Other (expense) income, net	(47)	367	(414)	(57)	410	(467)

Research and Development Expenses

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Direct external expenses:
EQ504	$1,406	$24	$1,382	$3,271	$469	$2,802
EQ302	36	80	(44)	36	116	(80)
Itolizumab (EQ001) - EQUATOR	6	2,573	(2,567)	20	5,941	(5,921)
Other assets	-	(66)	66	7	170	(163)

Indirect expenses:
Employee compensation and benefits (including stock-based compensation)	1,024	1,231	(207)	1,884	2,775	(891)
Overhead	277	241	36	522	536	(14)
Total research and development	$2,749	$4,083	$(1,334)	$5,740	$10,007	$(4,267)

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development costs into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following product candidate categories: EQ504, EQ302, Itolizumab (EQ001) - EQUATOR and other assets. Research and development expenses associated with the other assets category were immaterial in all periods presented. For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our preclinical and clinical development product candidates that have been selected for further development. Such direct research and development expenses include nonclinical and clinical trial activities, external expenses related to CMC and supply of drug product and consulting expenses.

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

Research and development expenses were $2.8 million and $5.7 million for the three and six months ended June 30, 2026, respectively, compared to $4.1 million and $10.0 million for the three and six months ended June 30, 2025, respectively.

Research and development expenses decreased by $1.3 million and $4.3 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. Direct external expenses decreased significantly for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to the wind down of our EQUATOR study in 2025 including lower clinical development as well as lower consulting expenses. Indirect expenses decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 driven by lower employee compensation and benefits due primarily to lower headcount caused by the wind down of our EQUATOR study.

We expect research and development expenses in future periods to increase primarily due to the advancement of EQ504, our novel AhR modulator, into and through clinical development.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $5.0 million for the three and six months ended June 30, 2026, respectively, compared to $2.1 million and $5.1 million for the three and six months ended June 30, 2025, respectively.

The increase of $0.3 million for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to higher non-cash stock-based compensation expenses. The decrease of $0.1 million for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to a decrease in outside legal and other professional fees partially offset by higher non-cash stock-based compensation expenses.

Interest Income

Interest income was $0.5 million and $0.8 million for the three and six months ended June 30, 2026, respectively, compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The increase in interest income was primarily due to higher average cash and cash equivalents balances during the three and six months ended June 30, 2026 compared to the same periods in 2025.

Other (Expense) Income, net

Other (expense) income, net was other expense of $47,000 and $57,000 for the three and six months ended June 30, 2026, respectively, compared to other income of $0.4 million for each of the three and six months ended June 30, 2025, respectively. The change relates primarily to an increase in net foreign currency transaction unrealized losses during the three and six months ended June 30, 2026 compared to the same periods in 2025.

Liquidity and Capital Resources

From inception through June 30, 2026, we have financed our operations primarily through the sale of equity and debt securities and income generated from an asset purchase agreement that terminated in 2024. As of June 30, 2026, we had an accumulated deficit of $226.2 million and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2026, we had $57.2 million in cash and cash equivalents.

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

During the three months ended June 30, 2025, there were no shares sold under the 2023 ATM Facility. During the six months ended June 30, 2025, there were 109,410 shares of common stock sold under the 2023 ATM Facility for gross proceeds of approximately $55,000. Issuance costs related to the 2023 ATM Facility totaled $0.5 million through June 30, 2025. During the three and six months ended June 30, 2026, there were no shares of common stock sold under the 2023 ATM Facility.

Since June 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no sales of our stock under the 2023 ATM Facility. We have $75.0 million available to sell under the 2023 ATM Facility.

Funding Requirements

We expect our expenses to increase substantially as we advance our research and development activities, including development of our clinical and preclinical assets, EQ504 and EQ302, including potential expansion into additional indications. We expect that our primary uses of capital will be for nonclinical research, clinical development, formulation development, CMC activities, product supply, potential acquisition of new products, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

We believe that our cash and cash equivalents as of June 30, 2026 can fund operations into 2029. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ504 and EQ302, or any of our other product candidates or whether, or when, we may achieve profitability.

Our future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our planned or future nonclinical and clinical studies of EQ504 and EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflicts in the Middle East, bank failures, tariffs and inflationary pressures on the economy;
•
the advancement and cost of preclinical research of EQ504, EQ302 and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome with respect to any regulatory filing or submission including any New Drug Application, or NDA, that we may make for our product candidates;
•
the costs and timing of manufacturing EQ504, EQ302 and other product candidates;
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
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing EQ504, EQ302 or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflicts in the Middle East, government shutdowns, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $226.2 million as of June 30, 2026. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ504, EQ302 and any of our other product candidates.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(8,408)	$(11,182)
Investing activities	(74)	4,496
Financing activities	35,388	75
Effect of exchange rate changes on cash and cash equivalents	(19)	21
Net increase (decrease) in cash and cash equivalents	$26,887	$(6,590)

Operating Activities

During the six months ended June 30, 2026, cash used in operating activities was $8.4 million compared to $11.2 million during the six months ended June 30, 2025. Cash used in operating activities during the six months ended June 30, 2026 primarily related to our net loss of $10.0 million, adjusted for non-cash items of $2.1 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in other operating assets and liabilities of $0.5 million. Cash used in operating activities during the six months ended June 30, 2025 primarily related to our net loss of $14.4 million, adjusted for non-cash items of $0.8 million, primarily consisting of non-cash stock-based compensation expenses, and net cash inflows from changes in other operating assets and liabilities of $2.4 million.

Investing Activities

Net cash used in investing activities was approximately $0.1 million during the six months ended June 30, 2026 related to purchases of property and equipment.

Net cash provided by investing activities was $4.5 million during the six months ended June 30, 2025 and primarily consisted of maturities of our short-term investments.

Financing Activities

Net cash provided by financing activities totaled $35.4 million during the six months ended June 30, 2026 and primarily consisted of net proceeds from the sale of shares under the March 2026 Private Placement transaction totaling $34.8 million and net proceeds totaling $0.6 million from the exercise of stock options.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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
•
We have in the past and may in the future fail to maintain compliance with the listing requirements of the Nasdaq Capital Market, and as a result, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares; and

•
Raising additional capital may cause dilution to our stockholders, and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology innovator incorporated in March 2017 with a mission to develop highly impactful therapies to treat severe autoimmune and inflammatory disorders, and our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting clinical and preclinical development, filing INDs, conducting CMC and formulation development activities, conducting business development activities and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the six months ended June 30, 2026 and the year ended December 31, 2025, our net losses were $10.0 million and $22.4 million, respectively. As of June 30, 2026, we had an accumulated deficit of $226.2 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, conduct preclinical and clinical studies on EQ504, EQ302 and potentially other product candidates, potentially perform discovery research, conduct formulation development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, strategic transactions have and may in the future accelerate the rate at which our operating losses increase, including as a result of preclinical, clinical and regulatory expenses incurred to advance our potential product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

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

We will require substantial additional funding to complete the planned or future development and any commercialization of EQ504, EQ302 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

We expect our expenses to potentially increase substantially over the next few years if EQ504, EQ302 or other product candidates successfully advance through additional stages of development which may include larger, more expensive clinical studies. The development of biotechnology product candidates is capital intensive. As we conduct nonclinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and nonclinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval of any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

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

We expect to use the net proceeds from the March 2026 Private Placement and August 2025 Private Placement to accelerate the clinical development of EQ504 into a Phase 1 proof-of-mechanism study in the fourth quarter of 2026, with data expected approximately six months thereafter. However, we cannot provide any assurances that we will be able to obtain data within those time frames or that the data which may be obtained will be favorable to the further clinical development of EQ504. With respect to the August 2025 Private Placement, we cannot provide any assurances that the milestones related to the clinical study initiation and stock price conditions will be met or that the second closing will occur.

As of June 30, 2026, we had $57.2 million in cash and cash equivalents. We expect that our cash and cash equivalents as of the filing of this Quarterly Report on Form 10-Q will enable us to fund our operations into 2029, based on certain assumptions and estimates that may prove to be inaccurate.

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

We do not have sufficient funds to complete the clinical development of EQ504, EQ302 or any of our product candidates. We will need to raise substantial additional capital to complete the development and commercialization of EQ504, EQ302 and any other product candidates, which additional capital, if capable of being raised, may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, the terms of which may require us to divest one or more of our product candidates, or cause our stockholders to incur substantial dilution.

Future capital requirements will depend on many factors, including:

•
the initiation, progress, timing, costs and results of our planned or future nonclinical and clinical studies of EQ504, EQ302 and other future product candidates, including as such activities may be adversely impacted by public health epidemics or outbreaks, the evolving conflict between Russia and Ukraine, the conflicts in the Middle East, government shutdowns, bank failures, tariffs and inflationary pressures on the economy;
•
the advancement and cost of preclinical research of EQ504, EQ302 and other novel preclinical drug candidates;
•
the number and scope of indications we decide to pursue for the development of our product candidates;
•
the cost, timing and outcome with respect to any regulatory filing or submission including any New Drug Application, or NDA, that we may make for our product candidates;
•
the costs and timing of manufacturing EQ504, EQ302 and other product candidates;
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
•
the cost associated with commercializing EQ504, EQ302 or any of our other product candidates, if approved for commercial sale; and
•
the cost, timing and impact of our new cryptocurrency treasury reserve strategy, if implemented.

In August 2025, we amended the 2023 ATM Facility with Jefferies LLC, to replace Jefferies LLC as the sales agent with LifeSci Capital LLC. Under the 2023 ATM Facility, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through LifeSci Capital LLC acting as our sales agent. We did not sell any shares under the 2023 ATM Facility during the six months ended June 30, 2026 or through the filing date of this Quarterly Report on Form 10-Q. As of the filing date, $75.0 million is available for future sales under the 2023 ATM Facility.

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

Risks Related to our Business and to the Development and Regulatory Approval of our Product Candidates

We are highly dependent on the successful planned or future development of our current product candidates, EQ504 and EQ302, and we may not be able to obtain regulatory or marketing approval of, or successfully commercialize, these product candidates in any of the indications for which we plan to develop them.*

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval of and then successfully commercialize EQ504, EQ302 or other product candidates, which may never occur. We currently generate no revenues from sales of any biopharmaceutical products, and we may never be able to develop or commercialize a marketable biopharmaceutical product.

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
•
maintaining arrangements with our CMOs for clinical supply and, if and when approved, commercial supply of EQ504 and EQ302;
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

We have previously and may in the future use sites outside of the United States for any future clinical studies, including for EQ504 and possibly EQ302 or any other future product candidates. The FDA may not accept data from any such studies, in which case our development plans will be delayed, which could materially harm our business.*

We expect to be ready to initiate a Phase 1 proof-of-mechanism study of EQ504 in the fourth quarter of 2026, and we may conduct this study at clinical sites outside of the United States. In addition, if we advance EQ302 or our other future product candidates into clinical studies, we may decide to utilize clinical sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside of the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We are aware that other products addressing the same indications as EQ504 and EQ302 are in development, and some have been approved. There are multiple private and public companies with numerous active clinical development programs for the treatment of UC and other GI diseases such as celiac disease. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical studies, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we have. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, these larger companies may be able to use their greater market power to obtain more favorable distribution and sales-related agreements with third parties, which could give them a competitive advantage over us.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, many of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials and active pharmaceutical ingredients, or APIs, are located in the U.S., Europe and China, consistent with broader industry practices. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities or otherwise substantially increase our manufacturing costs, thereby potentially disrupting the supply of material to us or requiring us to scale back our manufacturing activities. For example, the United States has recently passed legislation, namely the BIOSECURE Act, to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on December 18, 2025, the President signed the National Defense Authorization Act, or NDAA, for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern,” or BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least eleven years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, which took effect in January 2026. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. The IRA’s drug pricing reforms have the potential to adversely impact our ability to successfully commercialize our product candidates and could lessen the real or perceived value of our product candidates, which would negatively impact our business.

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
•
regulatory or legal developments affecting us or our competitors;
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

In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of global pandemics, bank failures, tariffs, the conflict between Russia and Ukraine, and the conflicts in the Middle East, that have affected and may continue to affect the market prices of equity securities of many life sciences companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

On May 28, 2026, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 400,000,000 shares. The additional authorized shares provide us with greater flexibility to raise capital, issue shares upon the exercise of outstanding warrants and pre-funded warrants, issue equity compensation awards, enter into strategic transactions and pursue other corporate purposes. Any future issuance of shares of common stock or securities convertible into or exercisable for common stock could result in substantial dilution to our existing stockholders' ownership interests and voting power and may adversely affect the market price of our common stock. The availability of additional authorized shares may also increase our ability to complete future equity financings on terms that may be dilutive to existing stockholders.

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

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies LLC was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. On September 19, 2025, we filed a prospectus supplemental with the SEC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended. Since June 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares under the 2023 ATM Facility. We have $75.0 million available to sell under the 2023 ATM Facility.

As of August 7, 2026, we had 63,408,082 shares of common stock outstanding, which excludes the pre-funded warrant shares totaling 30,816,705 related to the August 2025 Private Placement and 17,698,593 related to the March 2026 Private Placement until they are exercised. The sale of our shares of common stock and pre-funded warrants has significantly diluted the ownership interest of our stockholders from their ownership interest before such sales, and the potential sale of additional shares of common stock and pre-funded warrants if the second closing occurs will continue to significantly dilute their ownership interest. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will continue to be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency. For example, in July 2025 the United States enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the GENIUS Act, the first federal statute establishing prudential requirements for the issuance, reserve backing and supervision of U.S.-dollar-pegged stablecoins. In the same week, the House of Representatives passed the Digital Asset Market CLARITY Act of 2025, or the CLARITY Act, which—if ultimately enacted—would allocate jurisdiction between the SEC and Commodity Futures Trading Commission and create a market-structure framework for digital commodities; the bill now awaits Senate action. International laws, including the European Union’s Markets in Crypto Assets Regulation and the U.K.’s Financial Services and Markets Act 2023 have also recently taken effect.

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

Item 5. Other Information

Trading Arrangements

During the three-months ended June 30, 2026, an officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted and subsequently terminated a contract, instruction or written plan for the sale of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Stephen Connelly, President and CSO	Adoption(3)	May 13, 2026	X		666,000	August 13, 2027
Stephen Connelly, President and CSO	Termination(4)	June 4, 2026	X		666,000	August 13, 2027

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) Represents the adoption of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on May 13, 2026.

(4) Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) terminated on June 4, 2026.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated May 28, 2026, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on May 29, 2026.

3.3	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 16, 2018.

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

Date: August 13, 2026	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)