Form 10-Q
period 2026-09-30
Equillium, Inc.
filed 2026-11-12
CIK 1746466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 82,324,700 shares of common stock, par value $0.0001 per share, outstanding.

EQUILLIUM, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Equillium, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,322	$30,277
Prepaid expenses and other current assets	1,627	761
Total current assets	54,949	31,038
Operating lease right-of-use assets	671	658
Property and equipment, net	164	164
Other assets	27	27
Total assets	$55,811	$31,887
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$677	$755
Accrued expenses	1,690	1,816
Current portion of operating lease liabilities	452	363
Total current liabilities	2,819	2,934
Long-term operating lease liabilities	313	356
Total liabilities	3,132	3,290
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 63,408,082 and 61,464,368 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	283,099	244,434
Accumulated other comprehensive income	367	363
Accumulated deficit	(230,792)	(216,205)
Total stockholders' equity	52,679	28,597
Total liabilities and stockholders' equity	$55,811	$31,887

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,488	$1,301	$8,228	$11,307
General and administrative	2,560	3,274	7,585	8,365
Total operating expenses	5,048	4,575	15,813	19,672
Loss from operations	(5,048)	(4,575)	(15,813)	(19,672)
Other income, net:
Interest income	490	235	1,308	530
Other (expense) income, net	(25)	110	(82)	519
Total other income, net	465	345	1,226	1,049
Net loss	$(4,583)	$(4,230)	$(14,587)	$(18,623)
Other comprehensive (loss) gain, net:
Unrealized loss on available-for-sale securities, net	-	-	-	(3)
Foreign currency translation (loss) gain	(14)	(115)	4	(508)
Total other comprehensive (loss) gain, net	(14)	(115)	4	(511)
Comprehensive loss	$(4,597)	$(4,345)	$(14,583)	$(19,134)
Net loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.14)	$(0.41)
Weighted-average number of common shares outstanding, basic and diluted	111,923,380	65,322,753	106,726,715	45,651,900

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	35,557,563	$3	$212,084	$781	$(193,807)	$19,061
Stock-based compensation expense	-	-	621	-	-	621
Exercise of stock options	52,344	-	38	-	-	38
Issuance of common stock under ATM, net of issuance costs	109,410	-	(438)	-	-	(438)
Other comprehensive loss	-	-	-	(50)	-	(50)
Net loss	-	-	-	-	(8,654)	(8,654)
Balance at March 31, 2025	35,719,317	$3	$212,305	$731	$(202,461)	$10,578
Stock-based compensation expense	-	-	563	-	-	563
Other comprehensive loss	-	-	-	(346)	-	(346)
Net loss	-	-	-	-	(5,739)	(5,739)
Balance at June 30, 2025	35,719,317	$3	$212,868	$385	$(208,200)	$5,056
Stock-based compensation expense	-	-	401	-	-	401
Exercise of stock options	1,532,571	-	1,191	-	-	1,191
Issuance of common stock under ATM, net of issuance costs	1,610,075	-	727	-	-	727
Issuance of common stock under private placement of equity securities, net of issuance costs	21,814,874	2	27,907	-	-	27,909
Other comprehensive loss	-	-	-	(115)	-	(115)
Net loss	-	-	-	-	(4,230)	(4,230)
Balance at September 30, 2025	60,676,837	$5	$243,094	$270	$(212,430)	$30,939

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	61,464,368	$5	$244,434	$363	$(216,205)	$28,597
Stock-based compensation expense	-	-	930	-	-	930
Exercise of stock options	582,680	-	447	-	-	447
Issuance of common stock and pre-funded warrants in a private placement, net of issuance costs	1,179,508	-	34,817	-	-	34,817
Other comprehensive income	-	-	-	7	-	7
Net loss	-	-	-	-	(5,311)	(5,311)
Balance at March 31, 2026	63,226,556	$5	$280,628	$370	$(221,516)	$59,487
Stock-based compensation expense	-	-	1,088	-	-	1,088
Exercise of stock options	175,417	-	135	-	-	135
Issuance costs related to common stock and pre-funded warrants in a private placement	-	-	(19)	-	-	(19)
Issuance of common stock under employee stock purchase plan	6,109	-	7	-	-	7
Other comprehensive income	-	-	-	11	-	11
Net loss	-	-	-	-	(4,693)	(4,693)
Balance at June 30, 2026	63,408,082	$5	$281,839	$381	$(226,209)	$56,016
Stock-based compensation expense	-	-	1,260	-	-	1,260
Other comprehensive loss	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(4,583)	(4,583)
Balance at September 30, 2026	63,408,082	$5	$283,099	$367	$(230,792)	$52,679

See accompanying notes.

Equillium, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(14,587)	$(18,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74	93
Stock-based compensation	3,278	1,585
Net unrealized loss (gain) on foreign currency transactions	64	(531)
Amortization of investments, net	-	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(874)	1,584
Accounts payable	(85)	(1,904)
Accrued expenses	(135)	(1,776)
Right-of-use assets and lease liabilities, net	32	(27)
Net cash used in operating activities	(12,233)	(19,613)
Investing activities:
Purchases of property and equipment	(74)	(4)
Maturities of short-term investments	-	4,500
Net cash (used in) provided by investing activities	(74)	4,496
Financing activities:
Proceeds from a private placement of common stock and pre-funded warrants, net of issuance costs	34,798	28,093
Proceeds from exercise of stock options	582	1,232
Proceeds from issuance of common stock under employee stock purchase plan	7	-
Proceeds from issuance of common stock under ATM facility, net of issuance costs	-	819
Net cash provided by financing activities	35,387	30,144
Effect of exchange rate changes on cash and cash equivalents	(35)	8
Net increase in cash and cash equivalents	23,045	15,035
Cash and cash equivalents at beginning of period	30,277	18,085
Cash and cash equivalents at end of period	$53,322	$33,120
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$287	$548
ATM facility issuance costs reclassed from other current assets	$-	$392
ATM facility issuance costs in accounts payable	$-	$138
Private placement issuance costs in accounts payable and accrued expenses	$-	$184
Exercise of stock option issuance costs in accrued expenses	$-	$3

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

Description of Business

Equillium, Inc., together with its wholly owned subsidiaries (the Company), was incorporated in the state of Delaware on March 16, 2017.

The Company is a clinical-stage biotechnology innovator developing novel therapies to treat serious autoimmune and inflammatory disorders. The Company's primary goal is to advance EQ504, its novel small molecule aryl hydrocarbon receptor modulator, into and through clinical development.

The Company is headquartered in La Jolla, California, and it manages its business as one operating segment.

Liquidity and Business Risks

As of September 30, 2026, the Company had $53.3 million in cash and cash equivalents. From inception through September 30, 2026, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s clinical and nonclinical product candidates. The Company has not yet generated product sales and as a result has incurred significant operating losses and negative cash flows from operations. As a result, the Company has an accumulated deficit of $230.8 million as of September 30, 2026. The Company expects to incur additional losses in the future to conduct research and development for which it will need to raise additional capital to implement.

Subsequent to September 30, 2026, the Company completed an equity financing with gross proceeds of approximately $20.0 million. Refer to Note 6 for additional information. Management believes that the Company's cash and cash equivalents as of September 30, 2026, together with the net proceeds from the equity financing, will be sufficient to fund operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (SEC).

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

Significant Accounting Policies

During the three and nine months ended September 30, 2026, there were no changes to our significant accounting policies as described in Note 2 in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2026.

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

No other new accounting pronouncements or legislation issued or effective as of September 30, 2026 have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

Net Loss per Share

Basic and diluted net loss per share is determined by dividing the net loss by the weighted-average number of common shares outstanding for the period. For all periods presented, the Company’s potentially dilutive securities include outstanding options under the Company’s 2018 Equity Incentive Plan, 2024 Inducement Plan and outstanding warrants to purchase common stock, each of which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. Pre-funded warrants to purchase 48,515,298 shares of common stock are included in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2026, as the pre-funded warrants are exercisable for nominal consideration. For the three and nine months ended September 30, 2025, pre-funded warrants to purchase 30,816,705 shares of common stock are included in the computation of basic and diluted net loss per share. For all periods presented, there is no difference in the number of shares of common stock or common stock equivalents used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three and Nine Months Ended September 30,
	2026	2025
Common stock options	15,463,214	11,278,434
Common stock warrants	80,428	1,366,141
Total	15,543,642	12,644,575

2. Fair Value of Financial Instruments

The following tables summarize the Company’s assets that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	September 30,	for Identical	Observable	Inputs
	2026	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money Market funds (a)	$52,368	$52,368	$-	$-
Total assets at fair value	$52,368	$52,368	$-	$-

Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	December 31,	for Identical	Observable	Inputs
	2025	Assets (Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Money Market funds (a)	$29,733	$29,733	$-	$-
Total assets at fair value	$29,733	$29,733	$-	$-

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

The Company did not hold any Level 1, 2 or 3 financial liabilities that are recorded at fair value on a recurring basis as of September 30, 2026 or December 31, 2025.

3. Supplemental Balance Sheet Details

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued payroll and other employee benefits	$1,388	$1,464
Other accruals	175	213
Nonclinical research	34	98
Clinical development	93	41
Total accrued expenses	$1,690	$1,816

4. Segment Reporting

The Company operates through a single operating and reportable segment focused on the business of developing novel therapies to treat serious autoimmune and inflammatory disorders. The Company manages all business activities on a consolidated basis. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

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

The Company assessed the pre-funded warrant issued for the purchase of up to 17,698,593 shares of common stock and determined that it does not require liability classification pursuant to ASC 480. The pre-funded warrant does not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the pre-funded warrant was recorded to additional paid-in capital in the condensed consolidated balance sheet. As of September 30, 2026, the pre-funded warrant had not been exercised. On November 6, 2026, the March Investor partially exercised the pre-funded warrant on a cashless basis, resulting in the issuance of 3,959,358 shares of common stock. As of the date of the filing of this Quarterly Report on Form 10-Q, the pre-funded warrant remained outstanding for the purchase of up to 13,738,934 shares of common stock.

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

The initial closing of the August 2025 Private Placement occurred on August 12, 2025 (the Initial Closing). At the Initial Closing, the Company issued and sold 21,814,874 Shares at a purchase price of $0.57 per share (the Share Price) and pre-funded warrants to purchase up to 30,816,705 Warrant Shares at a purchase price of $0.5699 per Warrant Share (the Warrant Price) to the Investors for gross proceeds to the Company of approximately $30.0 million. Net proceeds from the Initial Closing were $27.9 million, after deducting placement agent fees and offering expenses totaling $2.1 million.

Pursuant to the August 2025 Purchase Agreement, subject to the occurrence of the Milestone Closing Trigger (defined below), the Investors agreed to purchase at a closing (the Milestone Closing) up to 35,087,717 Shares or pre-funded warrants in lieu thereof at a purchase price per Share and pre-funded warrant equal to the Share Price and the Warrant Price, respectively, for gross proceeds to the Company of up to approximately $20.0 million. The Milestone Closing Trigger means: (A) the achievement of either of the following prior to the five-year anniversary of the date of the August 2025 Purchase Agreement (i) the clearance of an investigational new drug application for EQ504 or (ii) the dosing of the first patient in a single ascending dose or a multiple ascending dose trial of EQ504 in Australia or New Zealand (the first such event to occur, the Milestone Event), and (B) (x) the achievement of a volume weighted average price per share of $2.50 (subject to appropriate, proportional adjustment for any stock splits or combinations of the common stock occurring after the date of the August 2025 Purchase Agreement) measured during any 10 consecutive trading days during the 30 trading days following the date the Company first announces via a press release or Current Report on Form 8-K the occurrence of the Milestone Event (such period the Measurement Period and such price threshold requirement, the Price Threshold), or (y) the Company’s receipt of a waiver of the Price Threshold signed by the Investors who hold a majority of the securities issued in the August 2025 Private Placement (determined as if all of the Warrant Shares underlying pre-funded warrants then outstanding have been issued without regard to any limitations on the exercise of such pre-funded warrants) and delivered to the Company during the Measurement Period (the Price Threshold Waiver) (the achievement or occurrence of (A) and (B) are collectively, the Milestone Closing Trigger). In the event the Milestone Closing Trigger occurs as a result of a Price Threshold Waiver, only the waiving Investors will be obligated to purchase Shares or pre-funded warrants at the Milestone Closing. On October 26, 2026, the Company announced the achievement of the Milestone Event and the completion of the Milestone Closing. Refer to Note 6 for additional information.

The pre-funded warrants have an exercise price of $0.0001 per Warrant Share, subject to customary adjustments, and are exercisable at any time and will not expire until exercised in full. The pre-funded warrants are exercisable on a net exercise “cashless” basis. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation, not to exceed 19.99%.

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

The Company assessed the 30,816,705 pre-funded warrants issued at the Initial Closing and the 35,087,717 Shares or pre-funded warrants in lieu thereof to be issued at the Milestone Closing subject to the occurrence of the Milestone Closing Trigger and determined that they do not require liability classification pursuant to ASC 480. The pre-funded warrants at the Initial Closing and the

Shares or pre-funded warrants contingent to be issued at the Milestone Closing do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the pre-funded warrants were recorded to additional paid-in capital in the consolidated balance sheet. As of September 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, the pre-funded warrants issued at the Initial Closing have not been exercised.

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

There were no sales under the 2023 ATM Facility for the three and nine months ended September 30, 2026. During the three months ended September 30, 2025, there were 1,610,075 shares of common stock sold under the 2023 ATM Facility, as amended, for gross proceeds of approximately $0.9 million and net proceeds totaling $0.7 million, after deducting for issuance costs of $0.2 million. During the nine months ended September 30, 2025, there were 1,719,485 shares of common stock sold under the 2023 ATM Facility for gross proceeds of $1.0 million and net proceeds totaling $0.3 million, after deducting for issuance costs incurred inception-to-date of $0.7 million.

Since September 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no sales of the Company's stock under the 2023 ATM Facility. The Company has $75.0 million available to sell under the 2023 ATM Facility.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Balances as of December 31, 2025	10,414,561	$1.24
Granted	5,806,750	$1.56
Exercised	(758,097)	$0.77
Forfeitures and cancellations	-	$-
Balances as of September 30, 2026	15,463,214	$1.38	8.11	$5,695
Options exercisable as of September 30, 2026	5,482,054	$1.13	6.40	$3,400
(a)
Aggregate intrinsic value in this table was calculated as the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2026 of $1.63 and the exercise price of the underlying options.

At September 30, 2026, unamortized stock-based compensation expense for stock options was $12.7 million, with a weighted-average recognition period of 3 years.

Stock-Based Compensation Expense

The non-cash stock-based compensation expense for all stock awards, net of forfeitures recognized as they occur, that was recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$404	$123	$1,045	$513
General and administrative	856	278	2,233	1,072
Total	$1,260	$401	$3,278	$1,585

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	September 30,	December 31,
	2026	2025
Stock options issued and outstanding	15,463,214	10,414,561
Pre-funded warrants for common stock	48,515,298	30,816,705
Common stock or pre-funded warrants subject to milestone closing	35,087,717	35,087,717
Warrants for common stock	80,428	1,366,141
Awards available under the 2018 Equity Incentive Plan	137,025	292,972
Awards available under the 2024 Inducement Plan	306,050	1,342,800
Employee stock purchase plan	1,706,663	1,369,497
Total	101,296,395	80,690,393

6. Subsequent Events

On October 26, 2026, the Company issued a press release and filed a Current Report on Form 8-K announcing the dosing of its first patient in a single ascending dose trial of EQ504 in Australia, which constituted the Milestone Event described in Note 5.

On October 26, 2026, in connection with the achievement of the Milestone Event, the requisite Investors waived the Price Threshold and consented to the Milestone Closing occurring on the same date as the Milestone Event. At the Milestone Closing, the Company issued and sold 14,957,260 shares of common stock at the Share Price and pre-funded warrants to purchase 20,130,457 shares of common stock at the Warrant Price for aggregate gross proceeds of approximately $20.0 million, before deducting placement agent fees and other offering expenses.

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

Overview

We are a clinical-stage biotechnology innovator developing novel therapies to treat serious autoimmune and inflammatory disorders. Our primary goal is to advance EQ504, a novel small molecule aryl hydrocarbon receptor, or AhR, modulator, into and through clinical development.

As of September 30, 2026, we had $53.3 million in cash and cash equivalents. From inception through September 30, 2026, substantially all of our efforts have been focused on research, development and the advancement of our clinical and nonclinical product candidates. We have not yet generated product sales and as a result have incurred significant operating losses and negative cash flows from operations. As a result, we had an accumulated deficit of $230.8 million as of September 30, 2026. We expect to incur additional losses in the future to conduct research and development for which we will need to raise additional capital to implement.

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

On August 10, 2025, we entered into a Securities Purchase Agreement, the August 2025 Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the August 2025 Private Placement. The initial closing of the August 2025 Private Placement occurred on August 12, 2025, the Initial Closing. At the Initial Closing, we issued and sold 21,814,874 shares of common stock at a purchase price of $0.57 per share, the Share Price, and pre-funded warrants to purchase up to 30,816,705 shares of common stock at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The August 2025 Purchase Agreement also provided for a second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

On October 26, 2026, we announced that we had dosed the first patient in a single ascending dose trial of EQ504 in Australia, constituting the applicable clinical milestone under the August 2025 Purchase Agreement, the Milestone Event. On the same date, the requisite Investors waived the price threshold requirement and consented to completion of the second closing, or the Milestone Closing, on that date. At the Milestone Closing, we issued and sold 14,957,260 shares of common stock at the Share Price and pre-funded warrants to purchase 20,130,457 shares of common stock at the Warrant Price for aggregate gross proceeds of approximately $20.0 million, before deducting placement agent fees and other offering expenses.

For additional information on the March 2026 Private Placement and the August 2025 Private Placement, see Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

In October 2026, we initiated a Phase 1 placebo-controlled proof-of-mechanism study of EQ504, a novel small molecule AhR modulator, with topline Phase 1 proof-of-mechanism data anticipated in the second quarter of 2027 and, subject to supportive data, anticipate initiating a placebo-controlled proof-of-concept study in moderately to severely active ulcerative colitis in the second half of 2027; provided, however, we cannot provide any assurances that we will be able to initiate studies or obtain data within those time frames or that the data which may be obtained will be favorable to the further clinical development of EQ504. Modulation of AhR, in multiple translational models, has been shown to have a therapeutically beneficial impact inducing anti-inflammatory cells and cytokines while reducing proinflammatory cells and cytokines and improving intestinal barrier function and repair.

The Phase 1 study is being conducted in Australia and is a randomized, double-blind, placebo-controlled, single-center study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of EQ504 in approximately 70 healthy subjects exploring once-daily oral doses ranging from 0.1-3.0 mg. The study consists of a single ascending dose portion evaluating escalating oral doses of EQ504 across five sequential cohorts, and a multiple ascending dose, or MAD, portion evaluating once-daily oral dosing over 10 days across three cohorts. The MAD portion will also evaluate EQ504's pharmacodynamic activity through multiple gastrointestinal, or GI, mucosal biopsies, including measurement of cytochrome P450 1A1, or CYP1A1, expression, a biomarker of AhR pathway activation. These assessments are designed to provide early clinical evidence of localized target engagement and biological activity in the GI tract, supporting EQ504's differentiated, colon-targeted approach. An optional food-effect cohort will examine whether food affects EQ504 exposure.

We initially intend to develop EQ504 for the treatment of ulcerative colitis, or UC, and other GI diseases. For UC, EQ504 is formulated as an oral, colon-targeted delayed-release drug product. In addition, we initiated IND-enabling development activities for EQ504 as a potential inhaled therapy to treat inflammatory lung diseases. We acquired the exclusive worldwide rights to EQ504 through the acquisition of Ariagen, Inc., or Ariagen, in October 2024.

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

EQ302 is a nonclinical-stage, first-in-class, selective, bi-specific inhibitor of IL-15 and IL-21 formulated for oral delivery. Inhibiting IL-15 and IL-21 is believed to be an effective treatment approach for certain GI indications, including celiac disease. Nonclinical and translational data have shown that EQ302 is a potent inhibitor of those two cytokines and is stable and permeable in the gut. Based on the unique mechanism of action of EQ302 and its product profile, including the advantage of oral delivery, we believe that EQ302 has the potential to be an attractive therapeutic option for GI diseases, such as celiac disease. We initiated IND-enabling development activities for EQ302.

Since our inception, substantially all of our efforts have been focused on organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting nonclinical development, filing INDs, conducting clinical development, conducting CMC and formulation development activities, conducting business development activities and the general and administrative activities associated with operating a public biotech company focused on advancing novel therapeutics. From 2022 to 2024, we generated revenue from an upfront payment and development funding related to an asset purchase agreement with a collaboration partner. We have not generated any revenue from product sales, milestone payments or royalties. Since inception, we have primarily financed our operations through debt and equity financings and revenue generated from the aforementioned asset purchase agreement.

We have incurred losses since our inception. For the nine months ended September 30, 2026 and 2025, our net losses were $14.6 million and $18.6 million, respectively. As of September 30, 2026, we had an accumulated deficit of $230.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development activities, nonclinical and clinical activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses into the foreseeable future. We anticipate our expenses will increase substantially as we advance our research and development activities for EQ504 and EQ302, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new product candidates, including nonclinical drug candidates identified through our multi-cytokine targeting drug discovery platform, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property, and incur general corporate costs. We expect that our existing cash and cash equivalents as of September 30,

2026, together with the net proceeds from the October 2026 Milestone Closing, will enable us to fund our operations into 2029.

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

Equillium Australia Pty Ltd, or Equillium Australia, a wholly-owned subsidiary of Equillium, Inc., is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office, or ATO, for eligible research and development expenditures. The cash refund is received by Equillium Australia, upon filing of a claim in connection with Equillium Australia’s annual income tax return. The Tax Incentive is a self-assessment program whereby Equillium Australia must assess its eligibility each year to determine (i) if the entity is eligible, (ii) if the specific research and development activities are eligible and (iii) if the individual research and development expenditures have nexus to such research and development activities. Equillium Australia evaluates its eligibility under the Tax Incentive as of each balance sheet date based on the most current and relevant data available. Equillium Australia is able to continue to claim the Tax Incentive for as long as it remains eligible and continues to incur eligible research and development expenditures. The estimated Tax Incentive refund amounts are recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive refund amounts will be received, the relevant expenditure has been incurred, and the amount can be reliably measured.

We plan to continue to incur substantial research and development expenses for the foreseeable future as we advance the development of EQ504 and EQ302, potentially expand the number of indications for which we are developing those product candidates, and potentially acquire or develop new product candidates. The successful development of EQ504 and EQ302 is highly uncertain. At this time, due to the inherently unpredictable nature of nonclinical and clinical development, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates or the period, if any, in which material net cash inflows from the sales from our product candidates may commence. Clinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Research and development	2,488	1,301	1,187	8,228	11,307	(3,079)
General and administrative	2,560	3,274	(714)	7,585	8,365	(780)
Interest income	490	235	255	1,308	530	778
Other (expense) income, net	(25)	110	(135)	(82)	519	(601)

Research and Development Expenses

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Direct external expenses:
EQ504	$891	$24	$867	$4,162	$493	$3,669
EQ302	1	-	1	37	111	(74)
Itolizumab (EQ001) - EQUATOR	26	(962)	988	46	4,947	(4,901)
Other assets	-	85	(85)	7	264	(257)

Indirect expenses:
Employee compensation and benefits (including stock-based compensation)	1,220	1,890	(670)	3,104	4,665	(1,561)
Overhead	350	264	86	872	827	45
Total research and development	$2,488	$1,301	$1,187	$8,228	$11,307	$(3,079)

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We separate our research and development costs into two broad categories: direct and indirect. Additionally, with respect to direct research and development expenses, we further divide expenses into the following product candidate categories: EQ504, EQ302, Itolizumab (EQ001) - EQUATOR and other assets. Research and development expenses associated with the other assets category were immaterial in all periods presented. For direct research and development expenses, we track specific project research and development expenses that are directly attributable to our nonclinical and clinical development product candidates that have been selected for further development. Such direct research and development expenses include nonclinical and clinical trial activities, external expenses related to CMC and supply of drug product and consulting expenses.

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

Research and development expenses were $2.5 million and $8.2 million for the three and nine months ended September 30, 2026, respectively, compared to $1.3 million and $11.3 million for the three and nine months ended September 30, 2025, respectively.

Research and development expenses increased by $1.2 million for the three months ended September 30, 2026 compared to the same period in 2025. Direct external expenses increased by $1.8 million for the three months ended September 30, 2026 compared to the same period in 2025 due to (a) negotiated discounts with our clinical vendors on outstanding accounts payable which were recorded as a reduction to research and development expense during the three months ended September 30, 2025 in connection with the wind down of our EQUATOR study and (b) increased EQ504 development activities during the three months ended September 30, 2026. The increase in EQ504-related expenses was partially offset by approximately $0.8 million of Australian research and development tax incentive benefits recognized during the three months ended September 30, 2026. Indirect expenses decreased by $0.6 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by lower employee compensation and benefits resulting from reduced headcount following the wind down of clinical studies in 2025.

Research and development expenses decreased by $3.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. Direct external expenses decreased by $1.6 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to (i) the wind down of our EQUATOR study in 2025 including the impact of negotiated discounts with our clinical vendors on outstanding accounts payable which were recorded as a reduction to research and development expense during the nine months ended September 30, 2025 offset by (ii) increased EQ504 development activities during the nine months ended September 30, 2026. The increase in EQ504-related expenses was partially offset by approximately $0.8 million of Australian research and development tax incentive benefits recognized during the nine months ended September 30, 2026. Indirect expenses decreased by $1.5 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by lower employee compensation and benefits resulting from reduced headcount following the wind down of clinical studies in 2025.

We expect research and development expenses in future periods to increase primarily due to the advancement of EQ504, our AhR modulator, into and through clinical development.

General and Administrative Expenses

General and administrative expenses were $2.6 million and $7.6 million for the three and nine months ended September 30, 2026, respectively, compared to $3.3 million and $8.4 million for the three and nine months ended September 30, 2025, respectively.

The decrease of $0.7 million for the three months ended September 30, 2026, compared to the same period in 2025, was primarily related to a decrease of $1.2 million in employee compensation and benefits as well as lower legal costs totaling $0.1 million partially offset by $0.6 million of higher non-cash stock-based compensation expenses.

The decrease of $0.8 million for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to a decrease of $1.2 million in employee compensation and benefits and $0.8 million in outside legal and other professional fees partially offset by $1.2 million of higher non-cash stock-based compensation expenses.

Interest Income

Interest income was $0.5 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. The increase in interest income was primarily due to higher average cash and cash equivalents balances during the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Other (Expense) Income, net

Other (expense) income, net was other expense of $25,000 and $0.1 million for the three and nine months ended September 30, 2026, respectively, compared to other income of $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. The change relates primarily to an increase in net foreign currency transaction unrealized losses during the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Liquidity and Capital Resources

From inception through September 30, 2026, we have financed our operations primarily through the sale of equity and debt securities and income generated from an asset purchase agreement that terminated in 2024. As of September 30, 2026, we had an accumulated deficit of $230.8 million and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2026, we had $53.3 million in cash and cash equivalents.

Sources of Liquidity

March 2026 and August 2025 Purchase Agreements

In March 2026, we received gross proceeds of approximately $35.0 million related to the March 2026 Purchase Agreement. In August 2025, we received gross proceeds of $30.0 million related to the August 2025 Purchase Agreement.

The August 2025 Purchase Agreement also provided for a second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

On October 26, 2026, we announced the occurrence of the Milestone Event under the August 2025 Purchase Agreement. On the same date, the requisite Investors waived the price threshold requirement and consented to completion of the Milestone Closing on that date. At the Milestone Closing, we issued and sold 14,957,260 shares of common stock at the Share Price and pre-funded warrants to purchase 20,130,457 shares of common stock at the Warrant Price for aggregate gross proceeds of approximately $20.0 million, before deducting placement agent fees and other offering expenses.

For additional information on both the March 2026 Private Placement and the August 2025 Private Placement, see Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

There were no sales under the 2023 ATM Facility for the three and nine months ended September 30, 2026. During the three months ended September 30, 2025, there were 1,610,075 shares of common stock sold under the 2023 ATM Facility, as amended, for gross proceeds of approximately $0.9 million and net proceeds totaling $0.7 million, after deducting for issuance costs of $0.2 million. During the nine months ended September 30, 2025, there were 1,719,485 shares of common stock sold under the 2023 ATM Facility for gross proceeds of $1.0 million and net proceeds totaling $0.3 million, after deducting for issuance costs incurred inception-to-date of $0.7 million.

Since September 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, there have been no sales of our stock under the 2023 ATM Facility. We have $75.0 million available to sell under the 2023 ATM Facility.

Funding Requirements

We expect our expenses to increase substantially as we advance our research and development activities, including development of our clinical and nonclinical assets, EQ504 and EQ302, including potential expansion into additional indications. We expect that our primary uses of capital will be for nonclinical research, clinical development, formulation development, CMC activities, product supply, potential acquisition of new products, legal and other regulatory compliance expenses, employee compensation and related expenses, insurance premiums, working capital and other general overhead costs.

We believe that our cash and cash equivalents as of September 30, 2026, together with the net proceeds from the October 2026 Milestone Closing, will enable us to fund our operations into 2029. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical studies is costly, and the timing of progress in these studies is uncertain. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EQ504 and EQ302, or any of our other product candidates or whether, or when, we may achieve profitability.

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
•
the advancement and cost of nonclinical research of EQ504, EQ302 and other novel nonclinical drug candidates;
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
•
the extent to which we acquire or in-license other product candidates and technologies or engage in in-house discovery and nonclinical research of new product candidates;
•
the legal and other transactional costs associated with our business development activities; and
•
the cost associated with commercializing EQ504, EQ302 or any of our other product candidates, if approved for commercial sale.

Until such time as we can generate product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. The sale of additional equity or convertible debt could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the governing documents would likely include operating and financing covenants that would restrict our operations. As a result of the conflict between Russia and Ukraine, the conflicts in the Middle East, government shutdowns, bank failures, tariffs, inflationary pressures on the economy and monetary policy responses taken by government agencies and other macroeconomic factors, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaboration or license agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. Any of these actions could have a material effect on our business, financial condition and results of operations. We have experienced net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses into the foreseeable future. We had an accumulated deficit of $230.8 million as of September 30, 2026. We expect operating losses and negative cash flows to continue for at least the next several years as we incur costs related to the development of EQ504, EQ302 and any of our other product candidates.

Material Cash Requirements

Our expected material cash requirements are comprised of contractually obligated expenditures, including amounts due under our operating leases. For additional information relating to our leases, see Notes 6 and 10 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the SEC on March 25, 2026. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include potential contingent payments upon the achievement by us of regulatory and commercial milestones that we may be required to make under the terms of the merger agreement pursuant to which we acquired Bioniz or potential contingent payments upon the achievement by us of regulatory milestones that we may be required to make under the terms of our stock purchase agreement with Ariagen, nor do they include potential contingent payments upon the achievement by us of regulatory and commercial milestones or royalty payments that we may be required to make under license agreements we may enter into with various entities.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(12,233)	$(19,613)
Investing activities	(74)	4,496
Financing activities	35,387	30,144
Effect of exchange rate changes on cash and cash equivalents	(35)	8
Net increase in cash and cash equivalents	$23,045	$15,035

Operating Activities

During the nine months ended September 30, 2026, cash used in operating activities was $12.2 million compared to $19.6 million during the nine months ended September 30, 2025. Cash used in operating activities during the nine months ended September 30, 2026 primarily related to our net loss of $14.6 million, adjusted for non-cash items of $3.4 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in other operating assets and liabilities of $1.0 million. Cash used in operating activities during the nine months ended September 30, 2025 primarily related to our net loss of $18.6 million, adjusted for non-cash items of $1.1 million, primarily consisting of non-cash stock-based compensation expenses, and net cash outflows from changes in other operating assets and liabilities of $2.1 million.

Investing Activities

Net cash used in investing activities was approximately $0.1 million during the nine months ended September 30, 2026 related to purchases of property and equipment.

Net cash provided by investing activities was $4.5 million during the nine months ended September 30, 2025 and primarily consisted of maturities of our short-term investments.

Financing Activities

Net cash provided by financing activities totaled $35.4 million during the nine months ended September 30, 2026 and primarily consisted of net proceeds from the sale of shares under the March 2026 Private Placement transaction totaling $34.8 million and net proceeds totaling $0.6 million from the exercise of stock options.

Net cash provided by financing activities totaled $30.1 million during the nine months ended September 30, 2025 and primarily consisted of net proceeds from the sale of shares under the August 2025 Private Placement transaction totaling $28.1 million, proceeds totaling $1.2 million from the exercise of stock options and net proceeds from the sale of shares under our 2023 ATM Facility totaling approximately $0.8 million.

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer, in his capacities as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.*

We are a clinical-stage biotechnology innovator incorporated in March 2017 developing novel therapies to treat serious autoimmune and inflammatory disorders. Our operations, to date, have consisted primarily of organizing and staffing our company, business planning, raising capital, in-licensing product rights, conducting clinical and nonclinical development, filing INDs, conducting CMC and formulation development activities, conducting business development activities and the general and administrative activities associated with being a public company. We have never completed the development of any product candidate through to marketing approval, and we have never generated any revenue from sales of an approved product. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues from sales of an approved product, and we cannot estimate with precision the extent of our future losses. For the nine months ended September 30, 2026 and the year ended December 31, 2025, our net losses were $14.6 million and $22.4 million, respectively. As of September 30, 2026, we had an accumulated deficit of $230.8 million. We expect to incur operating losses for the foreseeable future as we execute our plan to perform research and development activities, conduct nonclinical and clinical studies on EQ504, EQ302 and potentially other product candidates, potentially perform discovery research, conduct formulation development of our product candidates, potentially expand the indications for which we conduct clinical development of our product candidates, potentially acquire or develop new products and/or product candidates, seek regulatory approvals of and potentially commercialize any approved products, hire and retain additional personnel, maintain compliance with regulatory requirements, protect our intellectual property, and manage the administrative aspects of our business. Furthermore, strategic transactions have and may in the future accelerate the rate at which our operating losses increase, including as a result of nonclinical, clinical and regulatory expenses incurred to advance our potential product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur increased sales and marketing expenses, with certain of such investments potentially being made in advance of an approval. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop or acquire and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical studies and clinical studies of our product candidates, obtaining marketing approvals of our product candidates, manufacturing, marketing and selling our product candidates if we obtain marketing approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval of and commercializing our product candidates, we may never generate revenues that are significant enough to achieve profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

On August 10, 2025, we entered into a Securities Purchase Agreement, the August 2025 Purchase Agreement, with certain institutional and accredited investors, the Investors, pursuant to which we agreed to sell and issue shares of our common stock, and pre-funded warrants to purchase shares of common stock, in up to two closings in a private placement transaction, the August 2025 Private Placement. The initial closing of the August 2025 Private Placement occurred on August 12, 2025, the Initial Closing. At the Initial Closing, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share, the Share Price, and pre-funded warrants to purchase up to 30,816,705 shares at a purchase price of $0.5699 per warrant share, the Warrant Price, to the Investors for gross proceeds to us of approximately $30.0 million. The August 2025 Purchase Agreement also provided for a second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

On October 26, 2026, we announced that we had dosed the first patient in a single ascending dose trial of EQ504 in Australia, constituting the applicable clinical milestone under the August 2025 Purchase Agreement. On the same date, the requisite Investors waived the price threshold requirement and consented to completion of the second closing, or the Milestone Closing, on that date. At the Milestone Closing, we issued and sold 14,957,260 shares of common stock at the Share Price and pre-funded warrants to purchase 20,130,457 shares of common stock at the Warrant Price for aggregate gross proceeds of approximately $20.0 million, before deducting placement agent fees and other offering expenses.

We expect to use the net proceeds from the March 2026 Private Placement and August 2025 Private Placement to advance the clinical development of EQ504, including our ongoing Phase 1 proof-of-mechanism study, with data anticipated in the second quarter of 2027. However, we cannot provide any assurances that we will be able to obtain data within that timeframe or that the data which may be obtained will be favorable to the further clinical development of EQ504.

As of September 30, 2026, we had $53.3 million in cash and cash equivalents. We expect that our cash and cash equivalents as of the filing of this Quarterly Report on Form 10-Q will enable us to fund our operations into 2029, based on certain assumptions and estimates that may prove to be inaccurate.

We have and will continue to pursue sources of additional capital, including pursuant to the Open Market Sale AgreementSM, dated October 5, 2023, as amended August 3, 2025, with LifeSci Capital LLC, the 2023 ATM Facility, as well as other financing sources that may be available to us.

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
•
the advancement and cost of nonclinical research of EQ504, EQ302 and other novel nonclinical drug candidates;
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
•
the extent to which we acquire or in-license other product candidates and technologies or engage in in-house discovery and nonclinical research of new product candidates;
•
the legal and other transactional costs associated with our business development activities;
•
the cost associated with commercializing EQ504, EQ302 or any of our other product candidates, if approved for commercial sale; and
•
the cost, timing and impact of our new cryptocurrency treasury reserve strategy, if implemented.

In August 2025, we amended the 2023 ATM Facility with Jefferies LLC, to replace Jefferies LLC as the sales agent with LifeSci Capital LLC. Under the 2023 ATM Facility, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million from time to time through LifeSci Capital LLC acting as our sales agent. We did not sell any shares under the 2023 ATM Facility during the nine months ended September 30, 2026 or through the filing date of this Quarterly Report on Form 10-Q. As of the filing date, $75.0 million is available for future sales under the 2023 ATM Facility.

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

We may enter into partnerships or similar arrangements or otherwise monetize our pipeline through strategic transactions for purposes of raising additional capital and allocating our available capital and other resources to developing and commercializing our other or future product candidates. For example, in October 2024, we entered into the Stock Purchase Agreement with all the stockholders of Ariagen to acquire control of that company and its nonclinical stage therapeutic drug product, now referred to as EQ504. Despite our efforts, we may be unable to enter into future partnerships or otherwise monetize our pipeline through strategic transactions with third parties on favorable terms or at all. Supporting diligence activities conducted by third parties and negotiating the financial and other terms of a strategic arrangement are long, costly and complex processes with uncertain results, and we may fail to derive any financial benefit from these activities. Any efforts toward finding a strategic partner for one or more of our product candidates may divert the time and attention of our management away from their day-to-day activities, which may adversely affect our focus on the discovery and development of our current product candidates that we intend to continue to develop and commercialize. Further, potential strategic partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in us receiving no future milestone or royalty payments under any such arrangement. We may enter into a strategic transaction for one or more of our product candidates that prove to be more successful than the product candidates we decide to continue to develop and commercialize. As a result, our financial position and the return we realize on our research and development activities could be negatively affected. Any of the foregoing could have a material adverse effect on our competitive position, business prospects, financial condition and results of operations.

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

We have limited experience in clinical development and have not successfully completed late-stage clinical studies or obtained regulatory approval for any product candidate.*

We are currently conducting a Phase 1 clinical trial and have previously conducted four Phase 1 studies, one Phase 2 study and one Phase 3 study of discontinued product candidates and indications. To date we have not successfully completed late-stage clinical studies or obtained regulatory approval for any product candidate. Because of our limited interaction with the FDA, we may not learn of certain information or data that the FDA may request until future interactions. In part because of our limited infrastructure, experience conducting clinical studies as a company and regulatory interactions, we also cannot be certain that our planned or future clinical studies will be completed on time, if at all, that our planned or future clinical studies will be initiated on time, if at all, or that our planned development programs would be acceptable to the FDA.

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
•
may not agree that the data collected from our planned or future clinical studies are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and may impose requirements for additional nonclinical studies or clinical studies;
•
may determine that adverse events experienced by participants in our planned or future clinical studies represents an unacceptable level of risk;
•
may determine that the population studied in the clinical study may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
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

The FDA and other applicable regulatory authorities may require us to conduct additional nonclinical studies of our existing or any future product candidates before they allow us to initiate clinical studies, which may lead to additional delays and increase the costs of our nonclinical development programs. Any such delays in the commencement or completion of planned or future clinical studies could significantly affect our product development costs. We do not know whether our planned or future studies will be completed on schedule, if at all, or whether our planned or future studies will begin on time, if at all. The commencement and completion of our planned or future clinical studies can be delayed for a number of reasons, including delays related to:

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
•
cost of nonclinical research and testing being greater than anticipated or greater than our available financial resources;
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

If we experience delays or difficulties in enrolling patients in any future clinical studies, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to initiate or complete any of our current or future clinical studies of our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these studies as required by the FDA or other applicable regulatory authorities. Multiple factors could contribute to such challenges of enrolling any future clinical studies, including changing business conditions that impart financial constraints that impede our ability to fund further enrollment as well as impacts related to public health epidemics or outbreaks, which have previously adversely impacted enrollment in our clinical studies. In addition, some of our competitors may have ongoing clinical studies for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our future clinical studies may instead enroll in clinical studies of our competitors’ product candidates. Any future patient enrollment may also be affected by other factors, including:

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

Our inability to enroll and retain a sufficient number of patients for clinical studies we are conducting, or in the future may conduct, would result in significant delays or may require us to abandon clinical studies altogether. Enrollment delays in clinical studies would likely result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We have previously and may in the future use sites outside of the United States for any future clinical studies, including for EQ504 and possibly EQ302 or any other future product candidates. The FDA may not accept data from any such studies, in which case our development plans will be delayed, which could materially harm our business.*

In October 2026, we initiated a Phase 1 proof-of-mechanism study of EQ504 in Australia. In addition, if we advance EQ302 or our other future product candidates into clinical studies, we may decide to utilize clinical sites in countries outside of the United States. Although the FDA may accept data from clinical studies conducted entirely outside of the United States and not under an IND, acceptance of such clinical study data is generally subject to certain conditions. For example, the FDA requires the clinical study to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical studies through an onsite inspection if it deems such inspection necessary. In addition, when clinical studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical study was inadequate, which would likely require us to conduct additional clinical studies. Conducting clinical studies outside the United States also exposes us to additional risks, including risks associated with:

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

We cannot be sure that coverage or reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Obtaining adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, many of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials and active pharmaceutical ingredients, or APIs, are located in the U.S., Europe and China, consistent with broader industry practices. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities or otherwise substantially increase our manufacturing costs, thereby potentially disrupting the supply of material to us or requiring us to scale back our manufacturing activities. For example, the United States has recently passed legislation, namely the BIOSECURE Act, to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or services. Specifically, on December 18, 2025, the President signed the National Defense Authorization Act, or NDAA, for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern,” or BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

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

We rely, and intend to continue to rely, on CROs to conduct our planned or future clinical studies and perform some of our planned or future research and nonclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.*

We do not have the ability to independently conduct all aspects of our planned or future nonclinical testing or clinical studies ourselves. As a result, we are and will be dependent on third parties to conduct our current, planned or future nonclinical and clinical studies of EQ504, EQ302 and any planned or future nonclinical and clinical studies of any other product candidates. The timing of the initiation and completion of these studies will therefore be partially controlled by such third parties and may result in delays to our development programs.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, including EQ504 or EQ302, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.

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

Additionally, on April 8, 2025, the U.S. Department of Justice implemented a final rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, or the Rule, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. If there is no lawful manner under the Rule for us to transfer sensitive personal data or if the requirements for a legally-compliant transfer under the Rule are too onerous, we could face significant adverse consequences, including the degradation of our operations or the need to relocate part or all of our business, personnel and/or data processing activities to other jurisdictions (such as the United States). Our failure to implement or have in place controls for identifying covered transactions, conduct appropriate diligence on our business partners, or implement compliance strategies could result in violations of the Rule. Violations of the Rule could lead to significant civil and criminal fines and penalties. The Rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

Also, in Europe, the Network and Information Security Directive, or NIS2, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, (TrumpRx) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. The administration is also pursuing other most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs Model for certain Medicare Part D drugs, among others. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

If any of our service providers are characterized as employees, we would be subject to employment and tax withholding liabilities and other additional costs.

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

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates for which we obtain marketing approval. Our arrangements with third-party payors and potential customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. Even though we do not yet have any products approved for marketing and sale, and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the ACA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA;
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

On August 12, 2025, we issued and sold 21,814,874 shares at a purchase price of $0.57 per share and pre-funded warrants to purchase up to 30,816,705 shares at a purchase price of $0.5699 per warrant share, to the investors for gross proceeds to us of approximately $30.0 million in connection with the August 2025 Private Placement. Additionally, the August 2025 Purchase Agreement provided for a second closing for up to approximately $20.0 million in gross proceeds in exchange for up to approximately 35,087,717 shares of common stock, subject to achieving certain specified milestones related to clinical study initiation and stock price conditions or waiver thereof.

On October 26, 2026, we announced that we had dosed the first patient in a single ascending dose trial of EQ504 in Australia, constituting the applicable clinical milestone under the August 2025 Purchase Agreement. On the same date, the requisite Investors waived the price threshold requirement and consented to completion of the Milestone Closing on that date. At the Milestone Closing, we issued and sold 14,957,260 shares of common stock at the Share Price and pre-funded warrants to purchase 20,130,457 shares of common stock at the Warrant Price for aggregate gross proceeds of approximately $20.0 million, before deducting placement agent fees and other offering expenses.

In October 2023, we entered into the 2023 ATM Facility with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $21.95 million from time to time through Jefferies acting as our sales agent. On August 3, 2025, we entered into Amendment No. 1 to the 2023 ATM Facility pursuant to which Jefferies LLC was replaced by LifeSci Capital LLC as the sales agent under the 2023 ATM Facility. On September 19, 2025, we filed a prospectus supplement with the SEC under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million, pursuant to the 2023 ATM Facility, as amended. Since September 30, 2026 and through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares under the 2023 ATM Facility. We have $75.0 million available to sell under the 2023 ATM Facility.

As of November 9, 2026, we had 82,324,700 shares of common stock outstanding, which excludes the 50,947,162 pre-funded warrant shares related to the initial and second closing of the August 2025 Private Placement and 13,738,934 pre-funded warrant shares of the remaining pre-funded warrants related to the March 2026 Private Placement until they are exercised. The sale of our shares of common stock and pre-funded warrants has significantly diluted the ownership interest of our stockholders from their ownership interest before such sales. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and collaboration and license agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will continue to be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. In connection with the March 2026 Private Placement and August 2025 Private Placement, including the October 2026 milestone closing, we agreed, pursuant to the applicable Registration Rights Agreement, to register for resale the shares of common stock issued, and warrant shares issuable upon exercise of the pre-funded warrants, to the investors. The number of shares of common stock to be registered by us is significant. At such time as these shares of common stock become registered in an effective registration statement, they may be sold by the investors into the market and may cause the price of our common stock to decline, and the market perception that such sales may occur may also cause the price of our common stock to decline. We have also registered shares of common stock that we have issued, and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Even though shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, the sale of shares by directors, executive officers and other affiliates may cause the price of our common stock to decline.

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

Historically, the cryptocurrency markets have been characterized by significant volatility in price over short periods of time, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. For example, a number of cryptocurrency trading venues temporarily halted deposits and withdrawals in 2022. As a result, cryptocurrency holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, cryptocurrency we may hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered cryptocurrencies or otherwise generate funds using cryptocurrency holdings, including in particular, during times of market instability or when the price of cryptocurrencies has declined significantly. If we are unable to sell digital assets, enter into additional capital raising transactions using cryptocurrency as collateral, or otherwise generate funds using cryptocurrency holdings, or if we are forced to sell cryptocurrency at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2026, certain officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a contract, instruction or written plan for the sale of our securities set forth in the table below:

			Type of Trading Arrangement		Total Shares of Common
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Stock to be Sold	Expiration Date
Penny Tom, Senior Vice President Finance and Principal Accounting Officer	Termination(3)	September 2, 2026	X		351,948	October 10, 2026
Penny Tom, Senior Vice President Finance and Principal Accounting Officer	Adoption(4)	September 3, 2026	X		632,395	September 3, 2027
Christine Zedelmayer, Chief Operating Officer	Adoption(5)	September 4, 2026	X		647,507	September 4, 2027

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) terminated on September 2, 2026.

(4) Represents the adoption of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on September 3, 2026.

(5) Represents the adoption of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on September 4, 2026.

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

Date: November 12, 2026	EQUILLIUM, INC.

	By:	/s/ Bruce D. Steel
Bruce D. Steel
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)